Form 10-Q
period 2009-08-02
Avago Technologies LTD
filed 2009-09-03
CIK 1441634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34428

Avago Technologies Limited

(Exact Name of Registrant as Specified in Its Charter)

Singapore	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Yishun Avenue 7 Singapore 768923	N/A
(Address of Principal Executive Offices)	(Zip Code)

(65) 6755-7888

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 2, 2009 there were 213,283,874 shares of our ordinary shares, no par value per share, outstanding.

AVAGO TECHNOLOGIES LIMITED

Quarterly Report on Form 10-Q

For the Quarterly Period Ended August 2, 2009

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements - Unaudited

AVAGO TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Quarter Ended		Nine Months Ended
	August 3, 2008	August 2, 2009	August 3, 2008	August 2, 2009
Net revenue	$439	$363	$1,252	$1,056
Costs and expenses:
Cost of products sold:
Cost of products sold	251	205	718	619
Amortization of intangible assets	14	15	42	44
Restructuring charges	3	2	5	11

Total cost of products sold	268	222	765	674
Research and development	68	59	196	180
Selling, general and administrative	50	40	148	122
Amortization of intangible assets	7	5	21	16
Restructuring charges	2	13	5	21

Total costs and expenses	395	339	1,135	1,013
Income from operations	44	24	117	43
Interest expense	(20)	(20)	(65)	(58)
Gain (loss) on extinguishment of debt	—	—	(10)	1
Other income, net	—	4	2	—

Income (loss) from continuing operations before income taxes	24	8	44	(14)
Provision for income taxes	5	6	12	9

Income (loss) from continuing operations	19	2	32	(23)
Income from and gain on discontinued operations, net of income taxes	25	—	33	—

Net income (loss)	$44	$2	$65	$(23)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.09	$0.01	$0.15	$(0.11)
Income from and gain on discontinued operations, net of income taxes	0.12	—	0.15	—

Net income (loss)	$0.21	$0.01	$0.30	$(0.11)

Diluted:
Income (loss) from continuing operations	$0.09	$0.01	$0.15	$(0.11)
Income from and gain on discontinued operations, net of income taxes	0.11	—	0.15	—

Net income (loss)	$0.20	$0.01	$0.30	$(0.11)

Weighted average shares:
Basic	214	213	214	214

Diluted	219	218	219	214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(IN MILLIONS, EXCEPT SHARE AMOUNTS)

	November 2, 2008 (1)	August 2, 2009
ASSETS

Current assets:
Cash and cash equivalents	$213	$254
Trade accounts receivable, net	184	178
Inventory	188	153
Other current assets	34	31

Total current assets	619	616
Property, plant and equipment, net	299	273
Goodwill	169	171
Intangible assets, net	721	665
Other long-term assets	63	50

Total assets	$1,871	$1,775

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$174	$152
Employee compensation and benefits	74	47
Accrued interest	32	13
Capital lease obligations - current	2	2
Other current liabilities	46	37

Total current liabilities	328	251

Long-term liabilities:
Long-term debt	703	700
Capital lease obligations - non-current	5	3
Other long-term liabilities	55	63

Total liabilities	1,091	1,017

Commitments and contingencies (Note 14)

Shareholders’ equity:

Ordinary shares, no par value; 213,517,292 and 213,283,874 shares issued and outstanding on November 2, 2008 and August 2, 2009	1,084	1,084
Accumulated deficit	(312)	(335)
Accumulated other comprehensive income	8	9

Total shareholders’ equity	780	758

Total liabilities and shareholders’ equity	$1,871	$1,775

(1)	Amounts as of November 2, 2008 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(IN MILLIONS)

	Nine Months Ended
	August 3, 2008	August 2, 2009
Cash flows from operating activities:
Net income (loss)	$65	$(23)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117	120
Amortization of debt issuance costs	3	3
Gain on discontinued operations	(34)	—
(Gain) loss on extinguishment of debt	6	(1)
Non-cash portion of restructuring charges	—	1
Loss on sale of property, plant and equipment	1	1
Impairment of investment	—	2
Share-based compensation	12	7
Changes in assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	9	8
Inventory	(52)	36
Accounts payable	(29)	(25)
Employee compensation and benefits	14	(27)
Other current assets and current liabilities	(37)	(26)
Other long-term assets and long-term liabilities	19	17

Net cash provided by operating activities	94	93

Cash flows from investing activities:
Purchase of property, plant and equipment	(47)	(37)
Acquisitions and investment, net of cash acquired	(46)	(7)
Purchase of intangible assets	(6)	—
Proceeds from sale of discontinued operations	50	2

Net cash used in investing activities	(49)	(42)

Cash flows from financing activities:
Debt repayments	(202)	(2)
Repurchase of ordinary shares	(4)	(6)
Excess tax benefits of share-based compensation	1	—
Cash settlement of equity awards	(1)	(1)
Payment on capital lease obligation	—	(1)

Net cash used in financing activities	(206)	(10)

Net increase (decrease) in cash and cash equivalents	(161)	41
Cash and cash equivalents at the beginning of period	309	213

Cash and cash equivalents at end of period	$148	$254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Basis of Presentation

Overview

Avago Technologies Limited, or the Company, we, or Avago, was organized under the laws of the Republic of Singapore in August 2005.

We are a designer, developer and global supplier of analog semiconductor devices with a focus on III-V based products. We offer products in four primary target markets: wireless communications, wired infrastructure, industrial and automotive electronics, and consumer and computing peripherals. Applications for our products in these target markets include cellular phones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, factory automation, displays, optical mice and printers.

Basis of Presentation

Fiscal Periods

We adopted a 52- or 53-week fiscal year beginning with our fiscal year 2008. Our fiscal year ends on the Sunday closest to October 31. Our first quarter for fiscal year 2009 ended on February 1, 2009, the second quarter ended on May 3, 2009, the third quarter ended on August 2, 2009, and the fourth quarter will end on November 1, 2009.

Information

The unaudited condensed consolidated financial statements include the accounts of Avago and all of our wholly-owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Intercompany transactions and balances have been eliminated in consolidation.

Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management and, in the opinion of management, includes all adjustments of a normal recurring nature that are necessary for the fair statement of the financial position, results of operations and cash flows for the periods shown, and is in accordance with GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended November 2, 2008 included in our final prospectus, or the Prospectus, filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission, or the SEC, on August 6, 2009.

The operating results for the quarter and nine months ended August 2, 2009 are not necessarily indicative of the results that may be expected for the year ending November 1, 2009 or for any other future period. The balance sheet as of November 2, 2008 is derived from the audited financial statements as of that date. We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through September 3, 2009, the date of issuance of these unaudited condensed consolidated financial statements.

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Out-of-period Adjustment. During the quarter ended May 3, 2009, we recorded an accrual of $4 million for indirect taxes on certain prior years’ purchases and sales transactions. This accrual increased each of cost of products sold and research and development expenses for the second quarter of fiscal year 2009 by $2 million and increased net loss for the period by $4 million. We determined that the impact of the adjustment was not material to prior periods or to the expected results for the year ending November 1, 2009, and the adjustment was therefore recorded in the second quarter of fiscal year 2009 under the provisions of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.”

Concentrations of credit risk and significant customers. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. We perform ongoing credit evaluations of our customers’ financial conditions, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.

During the quarter ended August 3, 2008, one of our customers accounted for 11% of our net revenue from continuing operations, and during the nine months ended August 3, 2008, one of our customers accounted for 11% of our net revenue from continuing operations. During both the quarter and nine months ended August 2, 2009, none of our customers accounted for 10% or more of our net revenue from continuing operations. As of November 2, 2008, one of our customers accounted for 12% of our net accounts receivable. As of August 2, 2009, one of our customers accounted for 11% of our net accounts receivable.

Warranty. We accrue for the estimated costs of product warranties at the time revenue is recognized. Product warranty costs are estimated based upon our historical experience and specific identification of the products’ requirements, which may fluctuate based on product mix. Specific accruals are recorded for known product warranty issues.

The following table summarizes the changes in accrued warranty for the nine months ended August 3, 2008 and August 2, 2009 (in millions):

Balance as of October 31, 2007	$—
Charged to cost of products sold	4

Balance as of August 3, 2008 - included in other current liabilities	$4

Balance as of November 2, 2008	$1
Charged to cost of products sold	3
Utilized	(2)

Balance as of August 2, 2009 - included in other current liabilities	$2

Net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss)—the numerator—by the weighted average number of shares outstanding—the denominator—during the period excluding the dilutive effect of options and other employee plans. Diluted net income (loss) per share gives effect to all potentially dilutive ordinary share equivalents outstanding during the period. In computing diluted net income (loss) per share under the treasury stock method, the average share price for the period is used in determining the number of shares assumed to be purchased from the proceeds of option exercises.

For each of the quarter and nine months ended August 3, 2008 and August 2, 2009, the number of shares assumed to be purchased also considered the amount of unrecognized compensation cost for future service as required under Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” or SFAS No. 123R. Diluted net income (loss) per share for quarter and nine months ended August 3, 2008 and August 2, 2009 excluded the potentially dilutive effect of weighted average options to purchase 5 million, 5 million, 11 million and 11 million ordinary shares, respectively, as their effect was antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	August 3, 2008	August 2, 2009	August 3, 2008	August 2, 2009
Net income(loss) (Numerator):
Income (loss) from continuing operations	$19	$2	$32	$(23)
Income from and gain on discontinued operations, net of income taxes	25	—	33	—

Net income (loss)	$44	$2	$65	$(23)

Shares (Denominator):
Basic weighted average ordinary shares outstanding	214	213	214	214
Add: Incremental shares for:
Dilutive effect of share options	5	5	5	—

Shares used in diluted computation	219	218	219	214

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.09	$0.01	$0.15	$(0.11)
Income from and gain on discontinued operations, net of income taxes	0.12	—	0.15	—

Net income (loss)	$0.21	$0.01	$0.30	$(0.11)

Diluted:
Income (loss) from continuing operations	$0.09	$0.01	$0.15	$(0.11)
Income from and gain on discontinued operations, net of income taxes	0.11	—	0.15	—

Net income (loss)	$0.20	$0.01	$0.30	$(0.11)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS No. 167. SFAS No. 167 eliminates Interpretation No. 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation No. 46(R)’s provisions. SFAS No. 167 will be effective for our fiscal year beginning November 1, 2010. We are currently assessing the impact that this standard will have on our results of operations and financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. SFAS No. 165 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted SFAS No. 165 in the third quarter of fiscal year 2009. Although the adoption of this SFAS did not have any impact on our results of operations and financial position, we are now required to provide additional disclosures, which are included elsewhere in Note 1.

In April 2009, the FASB issued FASB Staff Position, or FSP, No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP No. FAS 107-1 and APB 28-1. This FSP requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP No. FAS 107-1 and APB 28-1 in the third quarter of fiscal year 2009. The adoption of this FSP did not have a material impact on our results of operations, financial position or our financial statement disclosures as applicable. See Note 3. “Fair Value” for fair value disclosures required by this FSP.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” or FSP No. FAS 132(R) -1. This FSP amends SFAS No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. Additional disclosures include (a) the major categories of plan assets, (b) the inputs and valuation techniques used to measure the fair value of plan assets, (c) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and (d) the significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 does not change the accounting treatment for postretirement benefit plans. FSP No. FAS 132(R)-1 will be effective for us in fiscal year 2010. We are currently assessing the impact that this FSP will have on our financial statement disclosures.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP No. FAS 142-3. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142. This FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other principles under GAAP. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP No. FAS 142-3 will be effective for us in fiscal year 2010. We are currently assessing the impact that this FSP will have on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” or SFAS No. 161, which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instrument and Hedging Activities,” and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. We adopted SFAS No. 161 in February 2009 but have not presented separate disclosures required by SFAS No. 161 and SFAS No. 133 because the impact of derivative instruments is immaterial to our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R). SFAS No. 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS No. 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP No. FAS 141(R)-1. FSP No. FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141(R) and FSP No. FAS 141(R)-1 are effective for us beginning in fiscal year 2010. We are currently assessing the impact that SFAS No. 141(R) and FSP No. FAS 141(R)-1 will have on our results of operations and financial position. The adoption of SFAS 141(R) and FSP No. FAS 141(R)-1 will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS No. 160 is effective for us for fiscal year 2010. We are currently assessing the impact that SFAS No. 160 will have on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R),” or SFAS No. 158. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We have adopted this provision of SFAS No. 158, along with disclosure requirements, at the end of fiscal year 2007, and the effects are reflected in the consolidated financial statements as of October 31, 2007. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This additional provision is effective for us in fiscal year 2009. We do not expect the change in measurement date to have a material impact on our financial statements.

2. Inventory

Inventory consists of the following (in millions):

	November 2, 2008	August 2, 2009
Finished goods	$80	$61
Work-in-process	87	66
Raw materials	21	26

Total inventory	$188	$153

During the nine months ended August 2, 2009, we recorded write-downs to inventories of $21 million primarily associated with reduced demand assumptions compared to $9 million during the nine months ended August 3, 2008.

3. Fair Value

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FSP No. FAS 157-1 and FSP No. FAS 157-2. FSP No. FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP No. FAS 157-2 delays the effective date of SFAS No. 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. For items covered by FSP No. FAS 157-2, SFAS No. 157 will not go into effect until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active,” or FSP No. FAS 157-3, to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP No. FAS 157-3 is effective immediately.

We adopted SFAS No. 157, at the beginning of fiscal year 2009. SFAS No. 157 is effective for nonfinancial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, which is our fiscal year 2010. The adoption of SFAS No. 157 did not impact our consolidated financial position or results of operations.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

SFAS No. 157 establishes a three level hierarchy to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1—Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. As of August 2, 2009, we held no Level 1 assets or liabilities.

Level 2—Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3—Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any market activity for the asset or liability at the measurement date.

Assets Measured at Fair Value on a Recurring Basis

The table below sets forth by level our financial assets that were accounted for at fair value as of August 2, 2009. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions).

	Portion of Carrying Value Measured at Fair Value as of August 2, 2009	Fair Value Measurement at Reporting Date using Significant Other Observable Inputs (Level 2)
Time deposits (1)	$152	$152

Total assets measured at fair value	$152	$152

(1)	Included in cash and cash equivalents in our unaudited condensed consolidated balance sheet

We measure time deposits at fair value quoted by the banks which do not materially differ from the carrying values of these instruments in the financial statements.

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents our assets that are measured at fair value on a nonrecurring basis at least annually or on a quarterly basis, if impairment is indicated (in millions):

	Fair Value as of August 2, 2009	Fair Value Measurement at Reporting Date using Significant Other Unobservable Inputs (Level 3)	Impairment Charges for the quarter ended August 2, 2009	Impairment Charges for the nine months ended August 2, 2009
Investment in a Privately-Held Company	$—	$—	$—	$(2)

The following table presents our Level 3 asset activities during the nine months ended August 2, 2009 (in millions):

	Beginning Balance	Transfer Into Level 3	Loss Recognized in Statements of Operations	Ending Balance
Investment in a Privately-Held Company	$—	$2	$(2)	$—

Our investments in privately-held companies are accounted for using the cost method as we have no significant influence over the investee. The investments are recorded in other long-term assets. The investments are subject to periodic impairment review, which requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. One of our investments was measured at fair value during the first nine months of fiscal year 2009 due to events or circumstances identified that significantly impacted the fair value of this investment. We measured fair value using analysis of the financial condition and near-term prospect of the investee, including recent liquidity issues as well as other economic variables. As a result, for the quarter ended May 3, 2009, we recorded a $2 million other-than-temporary impairment charge related to this investment. The impairment charge was included in other income (expense), net in the unaudited condensed consolidated statements of operations. No impairment charges were recorded during the quarter and nine months ended August 3, 2008. The investment was classified as a Level 3 asset because we used unobservable inputs to value it, reflecting our assumptions about the assumptions market participants would use in pricing this investment due to the absence of quoted market prices and inherent lack of liquidity.

Fair Value of Other Financial Assets

Effective May 3, 2009, we adopted FSP No. FAS 107-1 and APB 28-1 which requires interim and annual disclosure of the estimated fair value of financial instrument including those financial instruments for which we did not elect the fair value option.

The following table presents the carrying amounts and fair values of financial instruments as of November 2, 2008 and August 2, 2009 (in millions):

	November 2, 2008		August 2, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$50	$42	$50	$44
Fixed rate debt	653	541	650	664

The fair values of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments. The fair value of our long-term debt is based on quoted market rates.

4. Acquisition

During the second quarter of fiscal year 2009, we completed the acquisition of a manufacturer of motion control encoders from a Japan-based company for $7 million in cash, net of cash acquired, plus $3 million payable by us upon the collection of a specific trade receivable within six months of the close. The preliminary purchase price was allocated to the acquired net assets based on preliminary estimates of fair values as follows: total assets of $11 million, including intangible assets of $4 million, goodwill of $1 million, and total liabilities of $4 million. The unaudited condensed consolidated financial statements include the results of operations commencing as of the acquisition date. Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition were not material to our financial results.

5. Goodwill

The following table summarizes the changes in goodwill (in millions):

Balance as of November 2, 2008	$169
Additions	2

Balance as of August 2, 2009	$171

In connection with an acquisition completed during the second quarter of fiscal year 2009, we recorded $1 million to goodwill as purchase consideration. See Note 4. “Acquisition.”

6. Intangible Assets

The components of amortizable purchased intangibles as of November 2, 2008 and August 2, 2009 are shown in the table below (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of November 2, 2008
Purchased technology	$726	$(174)	$552
Customer and distributor relationships	246	(77)	169
Other	2	(2)	—

Total	$974	$(253)	$721

As of August 2, 2009
Purchased technology	$726	$(217)	$509
Customer and distributor relationships	249	(94)	155
Other	3	(2)	1

Total	$978	$(313)	$665

Amortization of intangible assets included in continuing operations was $21 million and $20 million for the quarters ended August 3, 2008 and August 2, 2009, respectively, and $63 million and $60 million for the nine months ended August 3, 2008 and August 2, 2009, respectively.

During the quarter ended May 3, 2009, we recorded $4 million in intangible assets in conjunction with an acquisition. See Note 4. “Acquisition.”

Based on the amount of intangible assets subject to amortization at August 2, 2009, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2009 (remaining)	$19
2010	79
2011	77
2012	76
2013	76
2014	76
Thereafter	262

$665

The weighted average amortization periods remaining by intangible asset category at August 2, 2009 were as follows:

Years
Amortizable intangible assets:
Purchased technology	10
Customer and distributor relationships	9
Other	25

7. Senior Credit Facilities and Borrowings

Senior Credit Facilities

As of August 2, 2009, we have a revolving senior secured credit facility in the amount of $350 million which includes borrowing capacity available for letters of credit and for borrowings and is available to us and certain of our subsidiaries in U.S. dollars and other currencies. As of August 2, 2009, we had no borrowing amounts outstanding under the revolving credit facility, although we had $17 million of letters of credit outstanding under the facility, which reduces the amount available under the revolving credit facility on a dollar-for-dollar basis.

Senior Notes and Senior Subordinated Notes

In connection with the acquisition of the Semiconductor Products Group of Agilent Technologies, Inc., or the SPG Acquisition, in fiscal year 2005, we completed a private placement of $1,000 million principal amount of unsecured debt consisting of (i) $500 million principal amount of 10 1/8 % senior notes due December 1, 2013, or the senior fixed rate notes, (ii) $250 million principal amount of senior floating rate notes due June 1, 2013, or the senior floating rate notes and, together with the senior fixed rate notes, the senior notes, and (iii) $250 million principal amount of 11 7/8 % senior subordinated notes due December 1, 2015, or the senior subordinated notes. The senior notes and the senior subordinated notes are collectively referred to as the notes. We received proceeds of $966 million, net of $34 million of related transaction expenses in the year ended October 31, 2006. Such transaction expenses are deferred as debt issuance costs and are being amortized over the life of the loans as incremental interest expense. The rate for the senior floating rate notes was 6.17% at August 2, 2009.

During the nine months ended August 3, 2008, we redeemed $200 million in principal amount of the senior floating rate notes. We redeemed the senior floating rate notes at 2% premium of the principal amount, plus accrued interest, resulting in a loss on extinguishment of debt of $10 million, which consisted of the $4 million premium and a $6 million write-off of debt issuance costs and other related expenses.

During the nine months ended August 2, 2009, we repurchased $3 million in principal amount of senior subordinated notes from the open market, resulting in a gain on extinguishment of debt of $1 million.

Other Borrowing

In connection with an acquisition in the first quarter of fiscal year 2008, we assumed a $2 million loan secured by land and building which was repaid during the quarter ended August 3, 2008.

8. Restructuring Charges

In January 2009, we committed to a restructuring plan intended to realign our cost structure with the current macroeconomic business conditions. The plan eliminates approximately 230 positions or 6% of our global workforce and was substantially completed in the second quarter of fiscal year 2009. In May 2009, we announced we will further reduce our worldwide workforce by up to 200 employees. The plan is expected to be completed in the fourth quarter of fiscal year 2009. These employment terminations occurred in various geographies and functions worldwide. As a result, we incurred $14 million and $24 million in one-time employee termination costs during the quarter and the nine months ended August 2, 2009 respectively. As of August 2, 2009, $16 million of this charge has been paid and the remaining balance will be paid in the fourth quarter of fiscal year 2009.

In January 2009, we committed to a plan to outsource certain manufacturing facilities in Germany relating to an acquisition completed in fiscal year 2007. During the nine months ended August 2, 2009, we recorded $5 million of one-time employee termination costs and $1 million related to asset abandonment and other exit costs and approximately $1 million related to excess lease costs in connection with this plan. As of August 2, 2009, $1 million of the one-time employee termination costs has been paid and the remaining balance will be paid in the fourth quarter of fiscal year 2009.

During the quarter ended February 1, 2009, we recorded $1 million of estimated one-time employee termination costs in connection with the departure of our Chief Operating Officer in January 2009. During the quarter ended August 2, 2009, this amount has been paid in full. In addition, we recognized $2 million as share-based compensation expense in connection with the employee separation agreement with our former Chief Operating Officer during the quarter ended May 3, 2009.

During fiscal year 2008, we continued to expand our outsourcing strategy and initiated restructuring plans in connection with product line rationalizations. We incurred $10 million of restructuring expense predominantly representing associated one-time employee termination costs in connection with these plans during the nine months ended August 3, 2008.

The following table summarizes significant activity within and components of the restructuring charges during the nine months ended August 2, 2009 (in millions):

	Employee Termination Costs	Asset Abandonment Costs	Excess Lease	Total
Balance as of November 2, 2008	$1	$—	$—	$1
Cost of products sold	10	1	—	11
Operating expenses	20	—	1	21
Non-cash portion	—	(1)		(1)
Cash payments	(19)	—	—	(19)

Accrued restructuring as of August 2, 2009 - included in other current liabilities	$12	$—	$1	$13

9. Shareholders’ Equity

Ordinary Shares

At November 2, 2008 and August 2, 2009, 3,056,029 and 2,248,229 ordinary shares, are considered temporary equity under the provisions of SEC Accounting Series Release No. 268, “Presentation in Financial Statements of ‘Redeemable Preferred Stocks’,” due to having a contingent cash-settlement feature upon the death or disability of the shareholder for a period of five years from the issuance of such shares. As such, $12 million and $6 million presented as ordinary shares should be considered our temporary equity at November 2, 2008 and August 2, 2009, respectively.

Share-based Compensation

We follow the accounting provisions of the SFAS No. 123R, “Share-Based Payment,” for share-based awards granted to employees, directors, and non-employees.

The following table summarizes share-based compensation expense for the quarters and nine months ended August 3, 2008 and August 2, 2009 (in millions):

	Quarter Ended		Nine Months Ended
	August 3, 2008	August 2, 2009	August 3, 2008	August 2, 2009
Research and development	$1	$1	$2	$3
Selling, general and administrative	2	2	10	4

Total share-based compensation expense	$3	$3	$12	$7

Grant-Date Fair Value—We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award.

The weighted-average assumptions utilized for our Black-Scholes valuation model were as follows:

	Quarter Ended		Nine Months Ended
	August 3, 2008	August 2, 2009	August 3, 2008	August 2, 2009
Risk-free interest rate	3.6%	3.2%	3.4%	2.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	44.0%	53.0%	44.0%	57.0%
Expected term (in years)	6.5	6.5	6.5	6.5

The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of guideline publicly traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. The expected life calculation is based on the simplified method of estimating expected life outlined by the SEC in the Staff Accounting Bulletin No. 107. This method was allowed until December 31, 2007. However, on December 21, 2007, the SEC issued Staff Accounting Bulletin No. 110, “Year-End Help For

Expensing Employee Stock Options,” or SAB No. 110, which will allow continued use of the simplified method under certain circumstances. As a result, we will continue to use the simplified method until we have sufficient historical data to provide a reasonable basis to estimate the expected term. For a portion of the option grants issued during the quarters ended May 3, 2009 and August 2, 2009 which did not meet the criteria of “plain vanilla” options under SAB No. 110, our computation of expected life was based on other data, such as the data of peer companies and company-specific attributes which management believed could affect employees’ exercise behavior.

Based on the above assumptions, the weighted-average fair values of the options granted under the share option plans for the quarters ended August 3, 2008 and August 2, 2009 were $5.22 and $4.00, respectively, and $5.04 and $3.62 for the nine months ended August 3, 2008 and August 2, 2009, respectively.

Based on our historical experience of pre-vesting option cancellations, we have assumed an annualized forfeiture rate of 15% for our options. Under the true-up provisions of SFAS No. 123R, we will record additional expense if actual forfeitures are lower than we estimated, and will record a recovery of prior expense if actual forfeitures are higher than we estimated.

On July 20, 2009, our Compensation Committee approved a change in the vesting schedules associated with performance-based options to purchase 2.3 million ordinary shares outstanding under our equity incentive plans. The Compensation Committee approved the amendment of performance-based options held by our named executive officers to provide that such options will no longer vest based on the attainment of performance targets but instead each portion of such options shall vest two years following the first date such portion could have vested had the performance goals for such portion been achieved, subject to the named executive officer’s continued service with us through such vesting date. The performance-based options held by employees who are not named executive officers were amended to provide that any portion of such options that fail to vest based upon the attainment of a performance goal shall vest on the date two years following the first date such portion could have vested had such performance goal been attained, subject to the employee’s continued service with us through such vesting date. The Compensation Committee made these changes to performance-based options in light of our current financial projections, which are lower than when the performance goals for such options were last determined, the uncertainty present in the current global economy and the importance of retaining key employees to continue in our employment following our initial public offering, or IPO. This change has been accounted for as a modification under SFAS No. 123R and as a result we expect to record approximately $19 million in additional share-based compensation expense, net of estimated forfeitures, over the remaining weighted average service period of 4 years.

Total compensation cost of options granted but not yet vested, as of August 2, 2009, was $41 million, which is expected to be recognized over the weighted average period of 4 years.

During the second quarter of fiscal year 2009, we recorded $2 million as share-based compensation expense in connection with the employee separation agreement entered into with our former Chief Operating Officer. See Note 8. “Restructuring Charges.”

A summary of award activity is described as follows (in millions, except per share amounts and years):

	Awards Outstanding
	Awards Available for Grant	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of November 2, 2008	5	21	$7.03
Granted	(3)	3	$9.25
Exercised	—	(1)	$5.00
Cancelled	2	(2)	$6.56

Outstanding as of August 2, 2009	4	21	$7.49	7.20	$161

Vested as of August 2, 2009		9	$6.10	6.22	$78
Vested and expected to vest as of August 2, 2009		18	$7.24	7.02	$141

The following table summarizes significant ranges of outstanding and exercisable awards as of August 2, 2009 (in millions, except per share amounts and years):

	Awards Outstanding			Awards Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$0.00-4.00	1	3.32	$1.25	1	$1.25
4.01-8.00	10	6.15	$5.19	6	$5.13
8.01-12.00	10	8.47	$10.14	2	$10.28

Total	21	7.20	$7.49	9	$6.10

10. Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN No. 48, on November 1, 2007. As a result of the implementation of FIN No. 48, our total unrecognized tax benefit was approximately $20 million at the date of adoption, for which we recognized approximately a $10 million increase in the liability for unrecognized tax benefits. At the adoption, our balance sheet also reflected an increase in other long-term liabilities, accumulated deficit, and deferred tax assets of approximately $10 million, $9 million, and $1 million, respectively.

We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes line in the accompanying unaudited condensed consolidated statement of operations. Accrued interest and penalties are included within the other long-term liabilities line in the unaudited condensed consolidated balance sheet.

Prior to the adoption of FIN No. 48, we did not recognize an accrual for penalties and interest. Upon adoption of FIN No. 48 on November 1, 2007, we increased our accrual for interest and penalties to approximately $1 million, which was also accounted for as an increase to the November 1, 2007 balance of accumulated deficit. During the year ended November 2, 2008, we provided for additional interest that increased our accrual of interest and penalties to approximately $3 million, which is included in the consolidated balance sheet at November 2, 2008. The accrual for interest and penalties increased by less than $1 million and $1 million during the quarter and nine months ended August 2, 2009.

The total liability for gross unrecognized tax benefits was $18 million on November 2, 2008, of which $16 million would affect our effective tax rate if recognized upon resolution of the related uncertain tax position. During the quarter and nine months ended August 2, 2009, the unrecognized tax benefits did not change materially.

Although the timing of the resolution and/or closure on tax audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining subject to examination, we are unable to estimate the range of possible adjustments to the balance of gross unrecognized tax benefits.

We are subject to examination by the tax authorities with respect to the periods subsequent to the SPG Acquisition. We are not under Singapore income tax examination at this time. We are subject to Singapore income tax examinations for all years from the year ended October 31, 2006. We are also subject to examinations in major foreign jurisdictions, including the United States, for all years from the year ended October 31, 2006.

For the quarter ended August 3, 2008, we recorded an estimated income tax provision of $5 million in continuing operations compared to a $6 million income tax provision for the quarter ended August 2, 2009. For the nine months ended August 3, 2008, we recorded an estimated income tax provision of $12 million in continuing operations compared to $9 million for the nine months ended August 2, 2009.

11. Discontinued Operations

Infra-red Operation

In January 2008, we completed the sale of our infra-red operations to Lite-On Technology Corporation, or Lite-On, for $19 million in cash, an additional $2 million payable upon receipt of local regulatory approvals (such approvals were received on February 19, 2008), and the right to receive guaranteed cost reductions or rebates of $10 million based on our future purchases of non infra-red products from Lite-On (which we recorded as an asset based on the estimated fair values of the future cost reductions or rebates).

During the quarter ended February 1, 2009, we entered into a settlement agreement with Lite-On regarding the remaining sale price receivable and the cost reductions resulting in an overall loss from disposal on infra-red operation of $5 million. During the quarter ended May 3, 2009, we received the remaining $2 million receivable from Lite-On in accordance with the settlement agreement.

The following table represents the significant assets of the infra-red operation that were sold as of the closing date of the transaction (in millions):

Assets:
Inventory	$4
Property, plant and equipment, net	1
Intangible assets, net	21

Total assets of discontinued operation	$26

The following table summarizes the results of operations of for the infra-red operation, included in discontinued operations in our unaudited condensed consolidated statements of operations for the quarter and nine months ended August 3, 2008. There were no amounts recorded in discontinued operations related to this transaction for the quarter and nine months ended August 2, 2009 (in millions):

	Quarter Ended	Nine Months Ended
	August 3, 2008	August 3, 2008
Net revenue	$—	$4
Costs, expenses and other income, net	—	(5)
Gain on sale of operation	—	3

Income from and gain on discontinued operations, net of taxes	$—	$2

During the nine months ended August 3, 2008, we also recorded a $6 million gain on discontinued operations, net of taxes, relating to an earn-out payment received from Micron Technology, Inc. relating to our image sensor operation that was sold during the quarter ended January 31, 2007.

During the quarter ended August 3, 2008, we received an earn-out payment of $25 million from Marvell International Technology Ltd relating to the sale of our printer ASICs business in February 2006. This earn-out payment was reported, net of taxes, within income from and gain on discontinued operations in the unaudited condensed consolidated statement of operations.

12. Related-Party Transactions

We recorded $1 million of expenses for each of the quarters ended August 3, 2008 and August 2, 2009, and $4 million of expenses for each of the nine months ended August 3, 2008 and August 2, 2009, for ongoing consulting and management advisory services provided by Kohlberg Kravis Roberts & Co., or KKR, and Silver Lake Partners, or Silver Lake. Pursuant to the advisory agreement, we also recorded less than $1 million of advisory fees payable to each of KKR and Silver Lake during each of the nine months ended August 3, 2008 and August 2, 2009 in connection with qualifying acquisitions.

We recorded less than $1 million and $1 million of charges to the unaudited condensed consolidated statements of operations for the quarters ended August 3, 2008 and August 2, 2009, and $1 million and less than $1 million of charges for the nine months ended August 3, 2008 and August 2, 2009, respectively, in connection with variable accounting related to the option to purchase 800,000 ordinary shares granted to Capstone Consulting, a company that works exclusively with KKR and its portfolio companies.

Funds affiliated with Silver Lake are investors in Flextronics International Ltd., or Flextronics, and Mr. James A. Davidson, a director, also serves as a director of Flextronics. In the ordinary course of business, we continue to sell products to Flextronics, which during the quarters ended August 3, 2008 and August 2, 2009 accounted for $43 million and $21 million of net revenue from continuing operations, respectively, and accounted for $123 million and $68 million of net revenue from continuing operations for the nine months ended August 3, 2008 and August 2, 2009, respectively. Trade accounts receivable due from Flextronics as of November 2, 2008 and August 2, 2009 were $17 million and $11 million, respectively.

Mr. John R. Joyce, a director, also serves as a director of Hewlett-Packard Company. In the ordinary course of business, we continue to sell to Hewlett-Packard Company, which in the quarters ended August 3, 2008 and August 2, 2009 accounted for $7 million and $10 million of net revenue from continuing operations, respectively, and accounted for $22 million and $31 million of net revenue from continuing operations for the nine months ended August 3, 2008 and August 2, 2009, respectively. Trade accounts receivable due from Hewlett-Packard Company as of November 2, 2008 and August 2, 2009 were $7 million and $9 million, respectively. We also use Hewlett-Packard Company as a service provider for information technology services. For the quarters ended August 3, 2008 and August 2, 2009, operating expenses included $6 million and $5 million, respectively, for services provided by Hewlett-Packard Company. For the nine months ended August 3, 2008 and August 2, 2009, operating expenses included $23 million and $19 million, respectively, for services provided by Hewlett-Packard Company.

Mr. James Diller, a director, also serves on the board of directors of PMC Sierra Inc. as vice-chairman. In the ordinary course of business, we continue to sell to PMC Sierra, which in the quarters ended August 3, 2008 and August 2, 2009 accounted for less than $1 million and zero of net revenue from continuing operations, respectively, and accounted for $1 million of net revenue from continuing operations for each of the nine months ended August 3, 2008 and August 2, 2009. There were less than $1 million and no trade accounts receivable due from PMC Sierra as of November 2, 2008 and August 2, 2009, respectively.

13. Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” or SFAS No.131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim consolidated financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. We have concluded that we have one reportable segment based on the following factors: sales of semiconductors represents our only material source of revenue; substantially all products offered incorporate analog functionality and are manufactured under similar manufacturing processes; we use an integrated approach in developing our products in that discrete technologies developed are frequently integrated across many of our products; we use a common order fulfillment process and similar distribution approach for our products; and broad distributor networks are typically utilized while large accounts are serviced by a direct sales force. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131.

14. Commitments and Contingencies

Commitments

Purchase Commitments. At August 2, 2009, we had unconditional purchase obligations of $34 million for fiscal year 2009 and none thereafter. These unconditional purchase obligations include agreements to purchase inventories that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Long-Term Debt. At August 2, 2009, we had debt obligations of $700 million. Estimated future interest expense payments related to debt obligations at August 2, 2009 were $19 million for the remainder of fiscal year 2009, $75 million each for fiscal years 2010 to 2011, $73 million for fiscal year 2012, $72 million for fiscal year 2013, $33 million for fiscal year 2014 and $31 million thereafter. Estimated future interest expense payments include interest payments on our outstanding notes, assuming the same rate on the senior floating rates notes as was in effect on August 2, 2009, commitment fees and letter of credit fees.

There were no other substantial changes to our contractual commitments during the first nine months of fiscal year 2009.

Warranty

Commencing in the second quarter of fiscal year 2008, we notified certain customers of a product quality issue and began taking additional steps to correct the quality issue and work with affected customers to determine potential costs covered by our warranty obligations. We maintain insurance coverage for product liability and have been working with our insurance carrier to determine the extent of covered losses in this situation. All our material settlements to date have been covered by our insurance carriers. We presently believe that amounts we have reserved in our financial statements along with expected insurance coverage proceeds will be adequate to resolve these claims, although this assessment is subject to change based on the ultimate resolution of this matter with customers and the insurance carrier. In addition, if the timing of settlement of claims with customers and the timing of determination of insurance recoveries do not occur in the same reporting periods, there could be material increases in income statement charges in a future period and decreases in a subsequent period once insurance recoveries are deemed probable of realization.

Other Indemnifications

As is customary in our industry and as provided for in local law in the United States and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense or liability arising from various triggering events related to the sale and the use of our products, the use of their goods and services, the use of facilities and the state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. We also from time to time provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In addition, we also enter into customary indemnification arrangements with buyers in connection with business dispositions. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

Litigation

On July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. We intend to defend this lawsuit vigorously, which actions may include the assertion by us of counterclaims or additional claims against TriQuint related to our intellectual property portfolio.

15. Subsequent Events

In August 2009, we completed the IPO of our ordinary shares in which we sold 21,500,000 shares and our existing shareholders and certain employees sold 28,180,000 shares (including 6,480,000 shares sold in connection with the underwriters’ exercise of their over-allotment option in full) at a public offering price of $15.00 per share. The net proceeds of the IPO to us were $297 million after deducting the underwriters’ discounts and commission and estimated offering expenses. We also received in the aggregate $2 million from selling shareholders representing the exercise price for options exercised by them for the purpose of selling shares in the IPO. We used the proceeds to pay to our equity sponsors $54 million in connection with the termination of our advisory agreement pursuant to its terms (with one-half payable to each equity sponsor). We intend to use the balance to repay a portion of our long-term indebtedness.

On September 3, 2009, our wholly-owned subsidiary, Avago Technologies Finance Pte. Ltd., commenced a cash tender offer to purchase up to $250 million aggregate principal amount of its outstanding notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 2, 2008 included in our Prospectus. This Quarterly Report on Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward looking statements address our expected future business and financial performance, and are based on current expectations, estimates, forecasts and projections of future Avago or industry performance based on management’s judgment, beliefs, current trends and market conditions and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. These statements include those related to our products, product sales, expenses, liquidity, cash flow, growth rates and restructuring efforts. For example, there can be no assurance that our product sales efforts, revenues or expenses will meet any expectations or follow any trend(s), or that our ability to compete effectively will be successful or yield preferred results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in our Prospectus, in Part II, Item 1A of this Quarterly Report, and in other documents we file from time to time with the SEC. We undertake no intent or obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading designer, developer and global supplier of a broad range of analog semiconductor devices with a focus on III-V based products. III-V semiconductor materials have higher electrical conductivity and thus tend to have better performance characteristics in radio frequency, or RF, and optoelectronic applications than silicon. We differentiate ourselves through our high performance design and integration capabilities. Our product portfolio is extensive and includes approximately 6,500 products in four primary target markets: wireless communications, wired infrastructure, industrial and automotive electronics, and consumer and computing peripherals. Applications for our products in these target markets include cellular phones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, factory automation, displays, optical mice and printers.

We have a 40-year history of innovation dating back to our origins within Hewlett-Packard Company. Over the years, we have assembled a team of approximately 1,000 analog design engineers, and we maintain highly collaborative design and product development engineering resources around the world. Our locations include two design centers in the United States, four in Asia and three in Europe. We have developed an extensive portfolio of intellectual property that currently includes more than 5,000 U.S. and foreign patents and patent applications.

We have a diversified and well-established customer base of approximately 40,000 end customers which we serve through our multi-channel sales and fulfillment system. We distribute most of our products through our broad distribution network, and we are a significant supplier to two of the largest global electronic components distributors, Avnet, Inc. and Arrow Electronics, Inc. We also have a direct sales force focused on supporting large original equipment manufacturers, or OEMs, such as Brocade Communications Systems, Inc., Cisco Systems, Inc., Hewlett-Packard Company, International Business Machines Corp., LG Electronics Inc., Logitech International S.A. and Samsung Electronics Co., Ltd.

We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and assembly and test capabilities. We maintain our internal fabrication facilities for products utilizing our innovative materials and processes to protect our intellectual property and to develop the technology for manufacturing, and we outsource standard complementary metal-oxide semiconductor, or CMOS, processes and most of our assembly and test operations. We differentiate our business through effective supply chain management, strong distribution channels and a highly variable, low-cost operating model. We have over 35 years of operating history in Asia, where approximately 58% of our employees are located and where we produce a significant portion of our products. Our presence in Asia places us in close proximity to many of our customers and at the center of worldwide electronics manufacturing.

Our business is impacted by general conditions of the semiconductor industry and seasonal demand patterns in our target markets. We believe that our focus on multiple target markets and geographies helps mitigate our exposure to volatility in any single target market.

Sales to distributors accounted for 38% and 32% of our net revenue from continuing operations in the nine months ended August 3, 2008 and August 2, 2009, respectively. During the nine months ended August 2, 2009, the semiconductor industry experienced a significant decline in demand. Consequently, our distributors experienced declines in their resales of our products and were carrying a higher level of inventories of our products than historical levels at the end of the first fiscal quarter. As a result, our distributors decided to reduce their inventory of our products during the second fiscal quarter of 2009 and we also reduced our own inventory by $27 million or 15% during the second quarter.

Erosion of average selling prices of established products is typical of the semiconductor industry. Consistent with trends in the industry, we anticipate that average selling prices will continue to decline in the future. However, as part of our normal course of business, we plan to offset declining average selling prices with efforts to reduce manufacturing costs of existing products and the introduction of new and higher value-added products.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. In the nine months ended August 2, 2009, our top 10 customers, which included four distributors, collectively accounted for 60% of our net revenue from continuing operations. We expect to continue to experience significant customer concentration in future periods.

The demand for our products has been affected in the past, and is likely to continue to be affected in the future, by various factors, including the following:

•	general economic and market conditions in the semiconductor industry and in our target markets;

•	our ability to specify, develop or acquire, complete, introduce and market new products and technologies in a cost-effective and timely manner;

•	the timing, rescheduling or cancellation of expected customer orders and our ability to manage inventory;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets; and

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.

The recent financial crisis affecting the banking system and financial markets has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers impacting our product shipment schedules, inability of customers to obtain credit to finance purchases of our products and customer insolvencies.

Current uncertainty in global economic conditions poses several risks to our business, as customers may continue to defer purchases in response to tighter credit and negative financial news, which would in turn negatively affect product demand and our results of operations.

Net Revenue

Substantially all of our net revenue is derived from sales of semiconductor devices which our customers incorporate into electronic products. We serve four primary target markets: wireless communications, wired infrastructure, industrial and automotive electronics, and consumer and computing peripherals. We sell our products primarily through our direct sales force. We also use distributors for a portion of our business and recognize revenue upon delivery of product to the distributors. Such revenue is reduced for estimated returns and distributor allowances.

Costs and Expenses

Total cost of products sold. Cost of products sold consists primarily of the cost of semiconductor wafers and other materials, and the cost of assembly and test. Cost of products sold also includes personnel costs and overhead related to our manufacturing operations, including share-based compensation, and related occupancy, computer services and equipment costs, manufacturing quality, order fulfillment, warranty and inventory adjustments, including write-downs for inventory obsolescence, energy costs and other manufacturing expenses. Total cost of products sold also includes amortization of intangible assets and restructuring charges.

Although we outsource a significant portion of our manufacturing activities, we do retain some semiconductor fabrication and assembly and test facilities. If we are unable to utilize our owned fabrication and assembly and test facilities at a desired level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross margins.

Research and development. Research and development expense consists primarily of personnel costs for our engineers engaged in the design and development of our products and technologies, including share-based compensation. These expenses also include project material costs, third-party fees paid to consultants, prototype development expenses, allocated facilities costs and other corporate expenses and computer services costs related to supporting computer tools used in the engineering and design process.

Selling, general and administrative. Selling expense consists primarily of compensation and associated costs for sales and marketing personnel, including share-based compensation, sales commissions paid to our independent sales representatives, costs of advertising, trade shows, corporate marketing, promotion, travel related to our sales and marketing operations, related occupancy and equipment costs and other marketing costs. General and administrative expense consists primarily of compensation and associated costs for executive management, finance, human resources and other administrative personnel, outside professional fees, allocated facilities costs and other corporate expenses. In connection with our IPO, during the fourth fiscal quarter of 2009 ending November 1, 2009, we will expense $54 million related to the termination of the advisory agreement with our equity sponsors as well as an estimated $4 million of offering costs incurred in our August 2009 IPO that relate to selling shareholders which will be absorbed by us.

Amortization of intangible assets. In connection with the SPG Acquisition, we recorded intangible assets of $1,233 million, net of assets of the storage business held for sale. In connection with the acquisitions we completed in fiscal years 2007, 2008, and the first nine months of fiscal year 2009, we recorded intangible assets of $17 million, $23 million, and $4 million, respectively. These intangible assets are being amortized over their estimated useful lives of six months to 25 years. In connection with these acquisitions, we also recorded goodwill of $171 million which is not being amortized.

Interest expense. Interest expense is associated with our borrowings incurred in connection with the SPG Acquisition. Our debt has been substantially reduced over the past three and a half fiscal years, principally through net proceeds derived from the divestiture of our storage and printer ASICs businesses as well as cash flows from operations, and will be further reduced through the use of a portion of the net proceeds from our IPO.

Gain (loss) on extinguishment of debt. In connection with the repurchase or redemption of our outstanding indebtedness, we incur a gain (loss) on the extinguishment of debt. We expect to use a portion of the net proceeds from the IPO to extinguish debt and expect to incur a loss on extinguishment upon the repurchase of debt.

Other income (expense), net. Other income (expense), net includes interest income, currency gains (losses) on balance sheet remeasurement and other miscellaneous items.

Provision for income taxes. We have structured our operations to maximize the benefit from various tax incentives extended to us to encourage investment or employment, and to reduce our overall effective tax rate. We have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The tax incentives are presently scheduled to expire at various dates generally between 2012 and 2015, subject in certain cases to potential extensions. Absent such tax incentives, the corporate income tax rate in Singapore is presently 17% commencing from the 2010 year of assessment. For the fiscal years ended October 31, 2006. October 31, 2007 and November 2, 2008, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes from what it otherwise would have been in such year by approximately $19 million, $19 million and $24 million, respectively. If we cannot or elect not to comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements. As a result of the tax incentives, if we continue to comply with the operating conditions, we expect the income from our operations to be subject to relatively lower income taxes than would otherwise be the case under ordinary income tax rules.

Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect or if these tax incentives are substantially modified or rescinded we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows. In addition, taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense.

Going forward, our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where we operate, as well as discrete events, such as settlements of future audits. In particular, we may owe significant taxes in jurisdictions outside Singapore during periods when we are profitable in those jurisdictions even though we may be experiencing low operating profit or operating losses on a consolidated basis, potentially resulting in significant tax liabilities on a consolidated basis during those periods. Conversely, we expect to realize more favorable effective tax rates as our profitability increases. Our historical income tax provisions are not necessarily reflective of our future results of operations.

Acquisition

During the second quarter of fiscal year 2009, we completed the acquisition of a manufacturer of motion control encoders for $7 million in cash plus $3 million of contingent consideration.

Disposition

In the first quarter of fiscal year 2008, we sold our Infra-red operations to Lite-On Technology Corporation for $19 million in cash, plus $2 million payable upon receipt of local regulatory approvals, and the right to receive guaranteed cost reductions or rebates based on our future purchases of non-infra-red products from Lite-On. This transaction resulted in a gain of $3 million in the first quarter of fiscal year 2008, which was reported within income from and gain on discontinued operations in the consolidated statement of operations. During the quarter ended February 1, 2009, we finalized a settlement agreement with Lite-On regarding the remaining sales price receivable and the cost reductions resulting in an overall loss from the disposal of Infra-red operations of $5 million during fiscal year 2008, which was reported in income from and gain on discontinued operations in the consolidated statement of operations. During the quarter ended May 3, 2009, we received the remaining $2 million receivable from Lite-On in accordance with the settlement agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, valuation of long-lived assets, intangible assets and goodwill, inventory valuation and warranty reserves, accounting for income taxes and share-based compensation.

There have been no significant changes in our critical accounting policies during the nine months ended August 2, 2009 compared to what was previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus.

Share-based compensation. Given the absence of an active market for our ordinary shares prior to our IPO in August 2009, our board of directors estimated the fair value of our ordinary shares for purposes of determining share-based compensation expense for the periods presented. Through June 2, 2009, the date of our last valuation, our board of directors determined the estimated fair value of our ordinary shares, based in part on an analysis of relevant metrics, including the following:

•	the level of operational risk and uncertainty surrounding our stand-alone cost structure;

•	the range of market multiples of comparable companies;

•	our financial position, historical operating results and expected growth in operations;

•	the fact that the option grants involve illiquid securities in a private company; and

•	the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company given prevailing market conditions.

We performed a contemporaneous valuation of our ordinary shares as of December 3, 2008, March 3, 2009 and June 2, 2009 to determine the fair value for option grants. These valuations were prepared using the market-comparable approach and income approach to estimate the aggregate enterprise value.

The market-comparable approach indicates the fair value of a business based on a comparison of the subject company to comparable firms in similar lines of business that are publicly traded or which are part of a public or private transaction, as well as prior subject company transactions. Each comparable company was selected based on various factors, including, but not limited to, industry similarity, financial risk, company size, geographic diversification, profitability, adequate financial data and an actively traded stock price.

The income approach is a valuation technique that provides an estimation of the fair value of a business based on the cash flows that a business can be expected to generate over its remaining life. This approach begins with an estimation of the annual cash flows an investor would expect the subject business to generate over a discrete projection period. The estimated cash flows for each of the years in the discrete projection periods are then converted to their present value equivalent using a rate of return appropriate for the risk of achieving the business’ projected cash flows. The present value of the estimated cash flows are then added to the present value equivalent of the residual value of the business at the end of the discrete projection period to arrive at an estimate of the fair value of the business enterprise.

We prepared a financial forecast for each valuation to be used in the computation of the enterprise value for both the market-comparable approach and the income approach. The financial forecasts took into account past experience and future expectations. There is inherent uncertainty in these estimates.

We also considered the fact that our shareholders could not sell their ordinary shares in the public markets or otherwise, except for highly limited transfers among family members. The estimated fair value of the ordinary shares as of March 3, 2009 and June 2, 2009 both reflected a non-marketability discount of 15.7% partially based on the anticipated likelihood and timing of a future liquidity event. In the determination of fair value of the ordinary shares, the non-marketability discount was 11.8% in December 2008, the previous valuation date.

The valuations as of December 3, 2008, March 3, 2009 and June 2, 2009 resulted in a value of our ordinary shares of $8.12, $6.76 and $7.30, respectively. Our IPO which closed on August 11, 2009 was priced for sale to the public at $15.00 per share.

We believe that the significant increase in the IPO price compared to the estimated fair value of our ordinary shares as determined in the June 2, 2009 valuation was primarily due to improved market and industry conditions rather than due to updates to our internal forecasts.

On July 20, 2009, our Compensation Committee approved a change in the vesting schedules associated with performance-based options to purchase 2.3 million ordinary shares outstanding under our equity incentive plans. The Compensation Committee approved the amendment of performance-based options held by our named executive officers to provide that such options will no longer vest based on the attainment of performance targets but instead each portion of such options shall vest two years following the first date such portion could have vested had the performance goals for such portion been achieved, subject to the named executive officer’s continued service with us through such vesting date. The performance-based options held by employees who are not named executive officers were amended to provide that any portion of such options that fail to vest based upon the attainment of a performance goal shall vest on the date two years following the first date such portion could have vested had such performance goal been attained, subject to the employee’s continued service with us through such vesting date. The Compensation Committee made these changes to performance-based options in light of our current financial projections, which are lower than when the performance goals for such options were last determined, the uncertainty present in the current global economy and the importance of retaining key employees to continue in our employment following our IPO. This change has been accounted for as a modification under SFAS No. 123R and as a result, we expect to record approximately $19 million in additional share-based compensation expense, net of estimated forfeitures, over the weighted average remaining service period of 4 years. In determining the fair value of ordinary shares in calculating the modification value, we used the fair value of our ordinary shares as determined in the IPO given the proximity of the modification date to the effectiveness of the IPO.

We believe that we have used reasonable methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation,” to determine the fair value of our ordinary shares. If we had made different assumptions and estimates than those described above, the amount of our recognized and to be recognized share-based compensation expense could have been materially different.

Results from Continuing Operations

Quarter and Nine Months Ended August 2, 2009 Compared to Quarter and Nine Months Ended August 3, 2008

The following tables set forth our results of operations for the quarters and nine months ended August 2, 2009 and August 3, 2008.

	Quarter Ended		Quarter Ended
	August 3, 2008	August 2, 2009	August 3, 2008	August 2, 2009
	(In millions)		As a percentage of net revenue
Statement of Operations Data:
Net revenue	$439	$363	100%	100%
Costs and expenses:
Cost of products sold:
Cost of products sold	251	205	57	56
Amortization of intangible assets	14	15	3	4
Restructuring charges	3	2	1	1

Total cost of products sold	268	222	61	61
Research and development	68	59	15	16
Selling, general and administrative	50	40	11	11
Amortization of intangible assets	7	5	2	1
Restructuring charges	2	13	1	4

Total costs and expenses	395	339	90	93
Income from operations	44	24	10	7
Interest expense	(20)	(20)	(5)	(5)
Other income, net	—	4	—	1

Income from continuing operations before taxes	24	8	5	3
Provision for income taxes	5	6	1	2

Income from continuing operations	19	2	4	1
Income from and gain on discontinued operations, net of income taxes	25	—	6	—

Net income	$44	$2	10%	1%

	Nine Months Ended		Nine Months Ended
	August 3, 2008	August 2, 2009	August 3, 2008	August 2, 2009
	(In millions)		As a percentage of net revenue
Statement of Operations Data:
Net revenue	$1,252	$1,056	100%	100%
Costs and expenses:
Cost of products sold:
Cost of products sold	718	619	58	59
Amortization of intangible assets	42	44	3	4
Restructuring charges	5	11	—	1

Total cost of products sold	765	674	61	64
Research and development	196	180	16	17
Selling, general and administrative	148	122	12	12
Amortization of intangible assets	21	16	2	2
Restructuring charges	5	21	—	1

Total costs and expenses	1,135	1,013	91	96
Income from operations	117	43	9	4
Interest expense	(65)	(58)	(5)	(5)
Gain (loss) on extinguishment of debt	(10)	1	(1)	—
Other income, net	2	—	—	—

Income (loss) from continuing operations before taxes	44	(14)	3	(1)
Provision for income taxes	12	9	1	1

Income (loss) from continuing operations	32	(23)	2	(2)
Income from and gain on discontinued operations, net of income taxes	33	—	3	—

Net income (loss)	$65	$(23)	5%	(2)%

During the quarter ended May 3, 2009, we recorded an accrual of $4 million for indirect taxes on certain prior years’ purchases and sales transactions. This accrual increased cost of products sold and research and development expenses for the second quarter of fiscal year 2009 by $2 million each and increased net loss for the period by $4 million. We determined that the impact of the adjustment was not material to prior periods or to the expected results for the year ending November 1, 2009, and as such the adjustment was recorded in the second quarter of fiscal year 2009 under the provisions of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.”

Net revenue. Net revenue was $363 million for the quarter ended August 2, 2009, compared to $439 million for the quarter ended August 3, 2008, a decrease of $76 million or 17%. Net revenue was $1,056 million for the nine months ended August 2, 2009, compared to $1,252 million for the nine months ended August 3, 2008, a decrease of $196 million or 16%. The global recession, continuing financial and credit crisis and deteriorating economic conditions continue to result in more cautious customer spending and generally lower demand for our products. We cannot predict the severity, duration or precise impact of the economic downturn on our future financial results. Consequently, our reported results for the first nine months of fiscal year 2009 may not be indicative of our future results.

Net revenue by target market data are derived from our understanding of our end customers’ primary markets and were as follows:

	Quarter Ended		Nine Months Ended
% of net revenue from continuing operations	August 3, 2008	August 2, 2009	August 3, 2008	August 2, 2009
Wireless communications	31%	46%	30%	41%
Wired infrastructure	27	24	28	26
Industrial and automotive electronics	31	19	31	23
Consumer and computing peripherals	11	11	11	10

Total net revenue from continuing operations	100%	100%	100%	100%

	Quarter Ended			Nine Months Ended
Net revenue from continuing operations ($ in millions)	August 3, 2008	August 2, 2009	% Change in Dollars	August 3, 2008	August 2, 2009	% Change in Dollars
Wireless communications	$137	$168	23%	$371	$433	17%
Wired infrastructure	119	87	(27)%	359	280	(22)%
Industrial and automotive electronics	135	70	(48)%	383	240	(37)%
Consumer and computing peripherals	48	38	(21)%	139	103	(26)%

Total net revenue from continuing operations	$439	$363	(17)%	$1,252	$1,056	(16)%

Net revenue from the wireless communications products increased in the third quarter of fiscal year 2009 and in the first nine months of fiscal year 2009 compared with the corresponding prior year periods. The growth of key platforms in leading OEM customers continued to be driven by strong acceptance of our proprietary programs.

Net revenue from the wired infrastructure products decreased in the third quarter of fiscal year 2009 and in the first nine months of fiscal year 2009 compared with the corresponding prior year periods primarily due to continued softness in spending on enterprise networking equipment, which led to reduced shipments to the contract manufacturers supporting OEMs. Contract manufacturers constitute our principal direct customers for wired infrastructure products.

Net revenue from the industrial and automotive electronics products decreased in the third quarter of fiscal year 2009 and in the first nine months of fiscal year 2009 compared with the corresponding prior year periods primarily due to reduced sales by OEMs as well as reductions in sales to our distributors due to a reduction in channel inventory.

Net revenue from the consumer and computing peripherals products decreased in the third quarter of fiscal year 2009 and in the first nine months of fiscal year 2009 compared with the corresponding prior year periods reflecting lower consumer spending caused by the overall economic downturn.

Cost of products sold. Total cost of products sold (which includes amortization of manufacturing-related intangible assets and restructuring charges) was $222 million for the quarter ended August 2, 2009, compared to $268 million for the quarter ended August 3, 2008, a decrease of $46 million or 17%. As a percentage of net revenue, total cost of products sold remained flat for the quarter ended August 2, 2009 at 61% compared to the quarter ended August 3, 2008.

Total cost of products sold (which includes amortization of manufacturing-related intangible assets and restructuring charges) was $674 million for the nine months ended August 2, 2009, compared to $765 million for the nine months ended August 3, 2008, a decrease of $91 million or 12%. As a percentage of net revenue, total cost of products increased to 64% for the nine months ended August 2, 2009 from 61% for the nine months ended August 3, 2008. The decrease in absolute dollars was primarily attributable to decrease in revenue of 16% from the nine months ended August 3, 2008. During the nine months ended August 2, 2009, we recorded write-downs to inventories of $21 million primarily associated with reduced demand assumptions compared to $9 million during the corresponding prior year period. In addition, this period was also adversely impacted by $2 million of indirect taxes relating to prior periods and payments of $3 million in connection with terminating our relationship with a contract manufacturer as part of a transition to another supplier, which primarily related to production equipment procured by the contract manufacturer for which we agreed to compensate the contract manufacturer.

Cost of products sold (which excludes amortization of manufacturing-related intangible assets and restructuring charges) was $205 million for the quarter ended August 2, 2009, compared to $251 million for the quarter ended August 3, 2008, a decrease of $46 million or 18%. As a percentage of net revenue, cost of products sold, calculated on this basis, decreased to 56% for the quarter ended August 2, 2009 from 57% for the quarter ended August 3, 2008. The decrease in absolute dollars was primarily attributable to decrease in revenue of 17% from the quarter ended August 3, 2008.

Cost of products sold (which excludes amortization of manufacturing-related intangible assets and restructuring charges) was $619 million for the nine months ended August 2, 2009, compared to $718 million for the nine months ended August 3, 2008, a decrease of $99 million or 14%. As a percentage of net revenue, cost of products sold, calculated on this basis, increased to 59% for the nine months ended August 2, 2009 from 58% for the nine months ended August 3, 2008.

Research and development. Research and development expense was $59 million for the quarter ended August 2, 2009, compared to $68 million for the quarter ended August 3, 2008, a decrease of $9 million or 13%. As a percentage of net revenue, research and development expenses increased to 16% for the quarter ended August 2, 2009 from 15% for the quarter ended August 3, 2008. Research and development expense was $180 million for the nine months ended August 2, 2009, compared to $196 million for the nine months ended August 3, 2008, a decrease of $16 million or 8%. Research and development expense in the second quarter was adversely impacted by accruals of $2 million for indirect taxes relating to prior periods. As a percentage of net revenue, research and development expenses increased to 17% for the nine months ended August 2, 2009 from 16% for the nine months ended August 3, 2008.

Selling, general and administrative. Selling, general and administrative expense was $40 million for the quarter ended August 2, 2009, compared to $50 million for the quarter ended August 3, 2008, a decrease of $10 million or 20%. As a percentage of net revenue, selling, general and administrative expense remained flat for the quarter ended August 2, 2009 at 11% compared to the quarter ended August 3, 2008. Selling, general and administrative expense was $122 million for the nine months ended August 2, 2009 compared to $148 million for the nine months ended August 3, 2008, a decrease of $26 million or 18%. As a percentage of net revenue, selling, general and administrative expense remained flat for the nine months ended August 2, 2009 at 12% compared to the nine months ended August 3, 2008. Selling, general and administrative expense for the nine months ended August 2, 2009 includes $4 million of legal costs incurred in connection with intellectual property litigation, of which a substantial majority related to actions in which we were the plaintiff, compared to an insignificant amount in the corresponding prior period. Share-based compensation included in selling, general and administrative expense for the nine months ended August 2, 2009 was $4 million compared to $10 million for the nine months ended August 3, 2008. This decrease in selling, general and administrative expense reflected our concerted efforts to control discretionary costs in the current environment as well as the impact of our previously-announced headcount reductions.

Amortization of intangible assets. Amortization of intangible assets charged to operating expenses was $5 million and $7 million, respectively, for the quarters ended August 2, 2009 and August 3, 2008. During the nine months ended August 2, 2009 and August 3, 2008, amortization of intangible assets charged to operating expenses was $16 million and $21 million, respectively. The decrease is primarily attributable to certain intangible assets becoming fully amortized during the quarter ended February 1, 2009.

Restructuring charges. During the quarter ended August 2, 2009, we incurred total restructuring charges of $15 million compared to $5 million for the quarter ended August 3, 2008, both predominantly representing employee termination costs. During the nine months ended August 2, 2009, we incurred total restructuring charges of $32 million compared to $10 million for the nine months ended August 3, 2008, both predominantly representing employee termination costs. See Note 8 to the unaudited condensed consolidated financial statements.

Interest expense. Interest expense was $20 million for each of the quarters ended August 2, 2009 and August 3, 2008. Interest expense was $58 million for the nine months ended August 2, 2009 compared to $65 million for the nine months ended August 3, 2008. The decrease is primarily due to the redemption and repurchase of our outstanding notes of $203 million made since the beginning of fiscal year 2008. We presently estimate that the cash portion of our interest expense for the year ending November 1, 2009 will be $76 million, subject to possible increase or decrease due to changes in interest rates applicable to our variable rate indebtedness and the timing of the use of proceeds from our IPO to repay our indebtedness.

Gain (loss) on extinguishment of debt. During the nine months ended August 2, 2009, we purchased $3 million in principal amount of senior subordinated notes from the open market, resulting in a gain on extinguishment of debt of $1 million. During the nine months ended August 3, 2008, we redeemed $200 million principal amount of our senior floating rate notes. The redemption of the senior floating rate notes resulted in a loss on extinguishment of debt of $10 million. See Note 7 to the unaudited condensed consolidated financial statements.

Other income, net. Other income, net was $4 million and less than $1 million for the quarter and nine months ended August 2, 2009, respectively, compared to less than $1 million and $2 million for the quarter and nine months ended August 3, 2008, respectively. Other income, net for the nine months ended August 2, 2009 includes $4 million in government grants offset by a $2 million other-than-temporary impairment charge related to an investment accounted for under the cost method.

Provision for income taxes. We recorded income tax expense of $6 million and $9 million for the quarter and nine months ended August 2, 2009, respectively, and income tax expense of $5 million and $12 million for the quarter and nine months ended August 3, 2008, respectively. The increase in the quarter ended August 2, 2009 was attributable to increased profitability in certain tax jurisdictions during the current fiscal quarter.

Backlog

Our sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, canceled or modified on relatively short notice, and in most cases without substantial penalty. Therefore, we believe that purchase orders or backlog are not a reliable indicator of future sales.

Seasonality

Sales of consumer electronics are higher during the calendar year end period, and as a result, we typically experience higher revenues during our fourth fiscal quarter while revenues typically decline in our first fiscal quarter.

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations, (ii) working capital requirements and (iii) capital expenditures, including acquisitions from time to time.

The volatility in the credit markets has generally diminished liquidity and capital availability in worldwide markets. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets or the adverse global economic conditions. However, we believe that our cash on hand, cash flows from operations, combined with availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next 12 months.

In August 2009, we completed the IPO of our ordinary shares in which we sold 21,500,000 shares and our existing shareholders sold 28,180,000 shares (including 6,480,000 shares sold in connection with the underwriters’ exercise of their over-allotment option in full) at a public offering price of $15.00 per share. The net proceeds of the IPO to us were $297 million after deducting the underwriters’ discounts and commissions and estimated offering expenses. We also received in the aggregate $2 million from selling shareholders representing the exercise price for options exercised by them for the purpose of selling shares in the IPO. We used the proceeds to pay to our equity sponsors $54 million in connection with the termination of our advisory agreement pursuant to its terms (with one-half payable to each equity sponsor). We intend to use the balance to repay a portion of our long-term indebtedness. On September 3, 2009, our wholly-owned subsidiary, Avago Technologies Finance Pte. Ltd., commenced a cash tender offer to purchase up to $250 million aggregate principal amount of its outstanding notes.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. Given our high level of debt and related debt service requirements, we may not have significant cash available to meet any large unanticipated liquidity requirements, other than from available borrowings, if any, under our revolving credit facility. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition and our business could suffer.

In summary, our cash flows were as follows (in millions):

	Nine Months Ended
	August 3,	August 2,
	2008	2009
Net cash provided by operating activities	$94	$93
Net cash used in investing activities	(49)	(42)
Net cash used in financing activities	(206)	(10)

Net increase (decrease) in cash and cash equivalents	$(161)	$41

Cash Flows for the Nine Months Ended August 2, 2009 and August 3, 2008

Net cash provided by operating activities during the nine months ended August 2, 2009 was $93 million. The net cash provided by operating activities was due to depreciation and amortization of $120 million offset by a net loss of $23 million. Significant changes in operating assets and liabilities from November 2, 2008 include a decrease in inventory, accounts payable and employee compensation and benefits accruals of $36 million, $25 million and $27 million, respectively, as well as increase in other current assets and current liabilities of $26 million. Inventory days on hand were 65 days and 68 days on November 2, 2008 and August 2, 2009, respectively.

Net cash provided by operating activities during the nine months ended August 3, 2008 was $94 million. The net cash provided by operating activities was primarily due to net income of $65 million and non-cash charges of $105 million, offset by changes in operating assets and liabilities of $76 million. Non-cash charges for the nine months ended August 3, 2008 include $117 million for depreciation and amortization, $12 million in share-based compensation and $6 million loss on extinguishment of debt, offset by a $34 million gain on discontinued operations. Significant changes in operating assets and liabilities from October 31, 2007 include an increase in inventory, other current assets and current liabilities and employee compensation and benefits accruals of $52 million, $37 million and $14 million, respectively, as well as a decrease in accounts payable of $29 million, as a result of the timing of disbursements.

Net cash used in investing activities for the nine months ended August 2, 2009 was $42 million. The net cash used in investing activities was primarily due to purchases of property, plant and equipment of $37 million and $7 million related to a business acquisition. Net cash used in investing activities for the nine months ended August 3, 2008 was $49 million. The net cash used in investing activities included $46 million related to acquisitions and an investment and purchases of property, plant and equipment of $47 million, offset by earn-out payments of $50 million related to the divestiture of the printer ASICs business and the image sensor operations.

Net cash used in financing activities for the nine months ended August 2, 2009 was $10 million, which included $6 million in repurchases of ordinary shares. Net cash used in financing activities for the nine months ended August 3, 2008 was $206 million, comprised mainly of the redemption of senior floating rate notes of $200 million.

Indebtedness

We have a substantial amount of indebtedness. As of August 2, 2009, we had $705 million outstanding in aggregate indebtedness and capital lease obligations, with an additional $350 million of borrowing capacity available under our revolving credit facility (including outstanding letters of credit of $17 million at August 2, 2009, which reduce the amount available under our revolving credit facility on a dollar-for-dollar basis).

Contractual Commitments

Purchase Commitments. At August 2, 2009, we had unconditional purchase obligations of $34 million for fiscal year 2009 and none thereafter. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Long-Term Debt. At August 2, 2009, we had debt obligations of $700 million. Estimated future interest expense payments related to debt obligations at August 2, 2009 were $19 million for the remainder of fiscal year 2009, $75 million each for fiscal years 2010 to 2011, $73 million for fiscal year 2012, $72 million for fiscal year 2013, $33 million for fiscal year 2014 and $31 million thereafter. Estimated future interest expense payments include interest payments on our outstanding notes, assuming the same rate on the senior floating rate notes as was in effect on August 2, 2009, commitment fees and letter of credit fees.

There were no other substantial changes to our contractual commitments during the first nine months of fiscal year 2009.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at August 2, 2009 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS No. 167. SFAS No. 167 eliminates Interpretation No. 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation No. 46(R)’s provisions. SFAS No. 167 will be effective for our fiscal year beginning November 1, 2010. We are currently assessing the impact that this standard will have on our results of operations and financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. SFAS No. 165 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted SFAS No. 165 in the third quarter of fiscal year 2009. Although the adoption of this SFAS did not have any impact on our results of operations and financial position, we are now required to provide additional disclosures, which are included in Note 1 to the unaudited condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position, or FSP, No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP No. FAS 107-1 and APB 28-1. This FSP requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP No. FAS 107-1 and APB 28-1 in the third quarter of fiscal year 2009. The adoption of this FSP did not have a material impact on our results of operations, financial position or our financial statement disclosures as applicable. See Note 3 to the unaudited condensed consolidated financial statements for fair value disclosures required by this FSP.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” or FSP No. FAS 132(R) -1. This FSP amends SFAS No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. Additional disclosures include (a) the major categories of plan assets, (b) the inputs and valuation techniques used to measure the fair value of plan assets, (c) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and (d) the significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 does not change the accounting treatment for postretirement benefit plans. FSP No. FAS 132(R)-1 will be effective for us in fiscal year 2010. We are currently assessing the impact that this FSP will have on our financial statement disclosures.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP No. FAS 142-3. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142. This FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other principles under GAAP. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP No. FAS 142-3 will be effective for us in fiscal year 2010. We are currently assessing the impact that this FSP will have on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” or SFAS No. 161, which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instrument and Hedging Activities,” and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. We adopted SFAS No. 161 in February 2009 but have not presented separate disclosures required by SFAS No. 161 and SFAS No. 133 because the impact of derivative instruments is immaterial to our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R). SFAS No. 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS No. 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP No. FAS 141(R)-1. FSP No. FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141(R) and FSP No. FAS 141(R)-1 are effective for us beginning in fiscal year 2010. We are currently assessing the impact that SFAS No. 141(R) and FSP No. FAS 141(R)-1 will have on our results of operations and financial position. The adoption of SFAS 141(R) and FSP No. FAS 141(R)-1 will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS No. 160 is effective for us for fiscal year 2010. We are currently assessing the impact that SFAS No. 160 will have on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R),” or SFAS No. 158. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We have adopted this provision of SFAS No. 158, along with disclosure requirements, at the end of fiscal year 2007, and the effects are reflected in the consolidated financial statements as of October 31, 2007. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This additional provision is effective for us in fiscal year 2009. We do not expect the change in measurement date to have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At August 2, 2009, we had $50 million of debt outstanding under our senior floating rate notes which is based on a floating rate index. A 1% increase in interest rates would increase the annual interest expense on the senior floating rate notes by $0.5 million.

Currency Exchange Rates

Although a majority of our revenue and operating expenses is denominated in U.S. dollars, and we prepare our financial statements in U.S. dollars in accordance with GAAP, a portion of our revenue and operating expenses is in foreign currencies. Our revenues, costs and expenses and monetary assets and liabilities are exposed to changes in currency exchange rates as a result of our global operating and financing activities. To mitigate the exposures resulting from the changes in the exchange rates of these currencies, we enter into foreign exchange forward contracts. These contracts are designated at inception as hedges of the related foreign currency exposures, which include committed and anticipated transactions that are denominated in currencies other than the U.S. dollar. Our hedging contracts generally mature within three to nine months. We do not use derivative financial instruments for speculative or trading purposes. As of August 2, 2009, the fair value of all our outstanding foreign exchange forward contracts was immaterial.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of August 2, 2009. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of August 2, 2009, our disclosure controls and procedures were effective.

In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, certain pending disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. We intend to defend this lawsuit vigorously, which actions may include the assertion by us of counterclaims or additional claims against TriQuint related to our intellectual property portfolio.

Claims that our products or processes infringe or misappropriate any third-party intellectual property rights (including claims arising through our contractual indemnification of our customers) often involve highly complex, technical issues, the outcome of which is inherently uncertain. Moreover, from time to time we pursue litigation to assert our intellectual property rights. Regardless of the merit or resolution of any such litigation, complex intellectual property litigation is generally costly and diverts the efforts and attention of our management and technical personnel.

Item 1A. Risk Factors

Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our ordinary shares. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements.

Risks Related to Our Business

The recent economic downturn and financial crisis has negatively affected and will continue to negatively affect our business, results of operations, and financial condition.

The current global recession and financial crisis has led to slower economic activity, increased unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and lower levels of liquidity in many financial markets. Consumers and businesses have deferred purchases in response to tighter credit and negative financial news, which has in turn negatively affected product demand and other related matters. The global recession has led to reduced customer spending in the semiconductor market and in our target markets, made it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and has caused U.S. and foreign businesses to slow spending on our products. The continuation of this global recession and financial crisis will likely exacerbate these events and could lead to the insolvency of key suppliers resulting in product delays, limit the ability of customers to obtain credit to finance purchases of our products, lead to customer insolvencies, and also result in counterparty failures that may negatively impact our treasury operations. As a result, our business, financial condition and result of operations have been negatively affected and, if the downturn continues, could be materially adversely affected.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. For example, according to the World Semiconductor Trade Statistics, in 2001, the global semiconductor market experienced a 32% decline and is expected to experience a 21.3% decline in 2009 due to the current economic downturn. Periods of industry downturns, including the current economic downturn, have been characterized by diminished demand for end-user products, high inventory levels, underutilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices. In the current economic downturn, we have not been able to grow our revenues or reduce our costs quickly enough to maintain our operating profitability. The current economic downturn has had, and any future economic downturns could have, an adverse effect on our business, financial condition and results of operations.

If we do not adapt to technological changes in the semiconductor industry, we could lose customers or market share.

The semiconductor industry is subject to constant and rapid changes in technology, frequent new product introductions, short product life cycles, rapid product obsolescence and evolving technical standards. Technological developments may reduce the competitiveness of our products and require unbudgeted upgrades that could be expensive and time consuming to implement. Our products could become obsolete sooner than we expect because of faster than anticipated, or unanticipated, changes in one or more of the technologies related to our products. Furthermore, we continually evaluate expenditures for research and development and must choose among alternative technologies based on our expectations of future market growth and other factors. We may be unable to develop and introduce new or enhanced products that satisfy customer requirements and achieve market acceptance in a timely manner or at all, the technologies where we have focused our research and development expenditures may not become commercially successful, and we may be unable to anticipate new industry standards and technological changes. We also may not be able to respond successfully to new product announcements and introductions by competitors. If we fail to adapt successfully to technological changes or fail to obtain access to important new technologies, we may be unable to retain customers, attract new customers or sell new products to our existing customers.

Dependence on contract manufacturing and outsourcing other portions of our supply chain may adversely affect our ability to bring products to market and damage our reputation.

We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing for many components or products. For certain of our product families, substantially all of our revenue is derived from semiconductors fabricated by external foundries such as Chartered Semiconductor Manufacturing Ltd. and Taiwan Semiconductor Manufacturing Company Ltd., or TSMC. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amertron Incorporated, Amkor Technology, and the Hana Microelectronics Public Company Ltd. group of companies. The ability and willingness of our contract manufacturers to perform is largely outside of our control. If one or more of our contract manufacturers or other outsourcers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, in the event that manufacturing capacity is reduced or eliminated at one or more facilities, including as a response by contract manufacturers to the recent worldwide decline in the semiconductor industry, manufacturing could be disrupted, we could have difficulties fulfilling our customer orders and our net revenue could decline. In addition, if these third parties on whom we are highly reliant fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders and our net revenue could decline. In such events, our business, financial condition and results of operations would be adversely affected.

To the extent we rely on third-party manufacturing relationships, we face the following risks:

•	inability of our manufacturers to develop manufacturing methods appropriate for our products and their unwillingness to devote adequate capacity to produce our products;

•	manufacturing costs that are higher than anticipated;

•	reduced control over product reliability;

•	more complicated supply chains;

•	inability to maintain continuing relationships with our suppliers;

•	time, expense and uncertainty in identifying and qualifying additional suppliers; and

•	reduced control over delivery schedules and products costs.

Much of our outsourcing takes place in developing countries, and as a result may additionally be subject to geopolitical uncertainty. See “—Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.”

A prolonged disruption of our manufacturing facilities could have a material adverse effect on our business, financial condition and results of operations.

Although we operate using a primarily outsourced manufacturing business model, we do rely on the manufacturing facilities we own, in particular our fabrication facilities in Fort Collins, Colorado and Singapore. We maintain our internal fabrication facilities for products utilizing our innovative materials and processes to protect our intellectual property and to develop the technology for manufacturing. A prolonged disruption or material malfunction of, interruption in or the loss of operations at one or more of our production facilities, especially our Fort Collins and Singapore facilities, or the failure to maintain our labor force at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, was found. The replacement of the manufacturing facility could take an extended amount of time before manufacturing operations could restart. The potential delays and costs resulting from these steps could have a material adverse effect on our business, financial condition and results of operations.

Unless we and our suppliers continuously improve manufacturing efficiency and quality, our financial performance could be adversely affected.

Manufacturing semiconductors involves highly complex processes that require advanced equipment. We and our suppliers, as well as our competitors, continuously modify these processes in an effort to improve yields and product performance. Defects or other difficulties in the manufacturing process can reduce yields and increase costs. Our manufacturing efficiency will be an important factor in our future financial performance, and we may be unable to maintain or increase our manufacturing efficiency to the same extent as our competitors. For products that we outsource manufacturing, our product yields and performance will be subject to the manufacturing efficiencies of our third-party suppliers.

From time to time, we and our suppliers have experienced difficulty in beginning production at new facilities, transferring production to other facilities, achieving and maintaining a high level of process quality and effecting transitions to new manufacturing processes, all of which have caused us to suffer delays in product deliveries or reduced yields. We and our suppliers may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, transferring production to other facilities, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Our results of operations could be adversely affected by any increase in costs related to increases in production capacity if revenues do not increase proportionately.

Winning business is subject to lengthy competitive selection processes that require us to incur significant expense. Even if we begin a product design, a customer may decide to cancel or change its product plans, which could cause us to generate no revenues from a product and adversely affect our results of operations.

We are focused on winning competitive bid selection processes, known as “design wins,” to develop semiconductors for use in our customers’ products. These selection processes are typically lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that many of our products will likely have very short life cycles. Failure to obtain a design win sometimes prevents us from offering an entire generation of a product. This can result in lost revenues and could weaken our position in future competitive selection processes.

After winning a product design, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. In addition, a delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially adversely affect our business, financial condition and results of operations.

Competition in our industry could prevent us from growing our revenue and from raising prices to offset increases in costs.

The global semiconductor market is highly competitive. We compete in different target markets to various degrees on the basis of quality, technical performance, price, product features, product system compatibility, system-level design capability, engineering expertise, responsiveness to customers, new product innovation, product availability, delivery timing and reliability, and customer sales and technical support. Current and prospective customers for our products evaluate our capabilities against the merits of our direct competitors. Some of our competitors are well established, have a more extensive product portfolio, have substantially greater market share and manufacturing, financial, research and development and marketing resources to pursue development, engineering, manufacturing, marketing and distribution of their products. In addition, many of our competitors have longer independent operating histories, greater presence in key markets, more comprehensive patent protection and greater name recognition. We compete with integrated device manufacturers, or IDMs, and fabless semiconductor companies as well as the internal resources of large, integrated OEMs. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings. In addition, companies not currently in direct competition with us may introduce competing products in the future. Because our products are often building block semiconductors providing functions that in some cases can be integrated into more complex integrated circuits, or ICs, we also face competition from manufacturers of ICs, as well as customers that develop their own IC products. The competitive landscape is changing as a result of an increasing trend of consolidation within the industry, as some of our competitors have merged with or been acquired by other competitors while others have begun collaborating with each other. We expect this consolidation trend to continue.

Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. During past periods of downturns in our industry, competition in the markets in which we operate intensified as manufacturers of semiconductors reduced prices in order to combat production overcapacity and high inventory levels. Many of our competitors have substantially greater financial and other resources with which to withstand similar adverse economic or market conditions in the future.

Our operating results are subject to substantial quarterly and annual fluctuations.

Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product announcements and introductions by us or our competitors;

•	incurrence of research and development and related new product expenditures;

•	seasonality or cyclical fluctuations in our markets;

•	currency fluctuations;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers;

•	availability and cost of raw materials from our suppliers;

•	changes in our product mix or customer mix;

•	intellectual property disputes;

•	loss of key personnel or the shortage of available skilled workers; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. In addition, a significant amount of our operating expenses are relatively fixed in nature due to our significant sales, research and development and internal manufacturing overhead costs. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations.

We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. During fiscal year 2008, we increased our research and development expenditures as compared to prior periods as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. Although we have reduced research and development spending in connection with the current economic downturn, we are committed to investing in new product development in order to stay competitive in our markets and plan to invest in process development and maintain research and development fabrication capabilities in order to develop manufacturing processes for devices that are invented internally. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies where we have focused our research and development expenditures will become commercially successful.

Our business would be adversely affected by the departure of existing members of our senior management team or if our senior management team is unable to effectively implement our strategy.

Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of Mr. Hock E. Tan, our President and Chief Executive Officer. None of our senior management is bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our senior management. The loss of any of our senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

If we are unable to attract, train and retain qualified personnel, especially our design and technical personnel, we may not be able to execute our business strategy effectively.

Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing, legal and finance, and especially our design and technical personnel. We do not know whether we will be able to retain all of these employees as we continue to pursue our business strategy. We and our Predecessor have historically encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with expertise in analog and optoelectronic semiconductor design. Competition for such personnel is intense in the semiconductor industry. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. The loss of the services of one or more of our key employees, especially our key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical personnel, could have a material adverse effect on our business, financial condition and results of operations.

The enactment of legislation implementing changes in U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.

Recently several tax bills have been introduced to reform U.S. taxation of international business activities. The current Administration has made public statements indicating that it has made the issue a priority and key members of the U.S. Congress have conducted hearings and proposed legislation. Accordingly, depending on the final form of legislation enacted, if any, these consequences may be significant for us due to the large scale of our international business activities. If any of these proposals are enacted into legislation, they could have material adverse consequences on the amount of tax we pay and thereby on our financial position and results of operations.

We are subject to warranty claims, product recalls and product liability.

From time to time, we are subject to warranty or product liability claims that may lead to significant expenses as we defend such claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but such insurance is subject to significant deductibles and there is no guarantee that such insurance will be available or adequate to protect against all such claims. We may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could materially affect our financial condition and results of operations.

The complexity of our products could result in unforeseen delays or expenses or undetected defects or bugs, which could adversely affect the market acceptance of new products, damage our reputation with current or prospective customers, and materially and adversely affect our operating costs.

Highly complex products such as the products that we offer, may contain defects and bugs when they are first introduced or as new versions are released. We have in the past experienced, and may in the future experience, these defects and bugs. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers, attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. To resolve these problems, we may have to invest significant capital and other resources. Although our products are tested by our suppliers, our customers and ourselves, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers. As a result, our financial results could be materially and adversely affected.

Failure to adjust our supply chain volume due to changing market conditions or failure to estimate our customers’ demand could adversely affect our results of operations.

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. Our results of operations could be harmed if we are unable to adjust our supply chain volume to address market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our products is dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile and is subject to seasonality related to the holiday selling season, making demand difficult to anticipate. On occasion, customers may require rapid increases in production, which can challenge our resources and reduce margins. During a market upturn, we may not be able to purchase sufficient supplies or components, or secure sufficient contract manufacturing capacity, to meet increasing product demand, which could harm our reputation, prevent us from taking advantage of opportunities and reduce revenue growth. In addition, some parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. If one of our suppliers ceases to, or is unable to, manufacture such a component or supply is otherwise constrained, we may be forced to re-engineer a product or may fail to meet customer demand. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors.

In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors or make advance payments to suppliers, which could reduce our ability to adjust our inventory or expense levels to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for our products has decreased. Downturns in the semiconductor industry have in the past caused, and may in the future cause, our customers to reduce significantly the amount of products ordered from us. If demand for our products is less than we expect, we may experience excess and obsolete inventories and be forced to incur additional charges. Because certain of our sales, research and development and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may decrease our gross margins and operating income.

Our operating results and financial condition could be harmed if the markets into which we sell our products decline.

Visibility into our markets is limited. Just as we are experiencing in the current economic downturn, any decline in our customers’ markets would likely result in a reduction in demand for our products and make it more difficult to collect on outstanding amounts due us. For example, if the Asian market does not grow as anticipated or if the semiconductor market continues to decline, our results of operations will likely continue to suffer. In such an environment, pricing pressures could intensify and, if we were unable to respond quickly, could significantly reduce our gross margins. To the extent we cannot offset recessionary periods or periods of reduced growth that may occur in these markets through increased market share or otherwise, our net revenue may decline and our business, financial condition and results of operations may suffer. Pricing pressures and competition are especially intense in semiconductor-related industries, which could prevent achievement of our long-term financial goals and could require us to implement additional cost-cutting measures. Furthermore, projected industry growth rates may not be as forecasted, which could result in spending on process and product development well ahead of market requirements, which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and loss of our intellectual property rights.

The semiconductor industry is characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of intellectual property rights. From time to time, third parties assert against us and our customers and distributors their patent, copyright, trademark, trade secret and other intellectual property rights to technologies that are important to our business. For example, on July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. We intend to defend this lawsuit vigorously, which actions may include the assertion by us of counterclaims or additional claims against TriQuint related to our intellectual property portfolio.

Claims that our products or processes infringe or misappropriate these rights, regardless of their merit or resolution, are frequently costly and divert the efforts and attention of our management and technical personnel. In addition, many of our customer agreements and in some cases our asset sale agreements require us to indemnify our customers or purchasers for third-party intellectual property infringement claims, which have in the past and may in the future require that we defend those claims and might require that we pay damages in the case of adverse rulings. Claims of this sort could also harm our relationships with our customers and might deter future customers from doing business with us. We do not know whether we will prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

•	cease the manufacture, use or sale of the infringing products, processes or technology;

•	pay substantial damages for past, present and future use of the infringing technology;

•	expend significant resources to develop non-infringing technology;

•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•	enter into cross-licenses with our competitors, which could weaken our overall intellectual property portfolio;

•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others;

•	indemnify customer or distributors;

•	pay substantial damages to our customers or end users to discontinue use or replace infringing technology with non-infringing technology; or

•	relinquish intellectual property rights associated with one or more of our patent claims, if such claims are held invalid or otherwise unenforceable.

Any of the foregoing results could have a material adverse effect on our business, financial condition and results of operations.

We utilize a significant amount of intellectual property in our business. If we are unable to protect our intellectual property, our business could be adversely affected.

Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, mask works, copyrights, trademarks, service marks, trade secrets and similar intellectual property, as well as customary contractual protections with our customers, suppliers, employees and consultants, and through security measures to protect our trade secrets. We are unable to predict that:

•

any of the patents and pending patent applications that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, abandoned or, in the case of third-party patents licensed or sub-licensed to us, be licensed to others;

•	our intellectual property rights will provide competitive advantages to us;

•

rights previously granted by third parties to intellectual property rights licensed or assigned to us, including portfolio cross-licenses, will not hamper our ability to assert our intellectual property rights against potential competitors or hinder the settlement of currently pending or future disputes;

•	any of our pending or future patent applications will be issued or have the coverage originally sought;

•	our intellectual property rights will be enforced in certain jurisdictions where competition may be intense or where legal protection may be weak;

•

any of the trademarks, copyrights, mask work rights, trade secrets, know-how or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, abandoned or licensed to others; or

•	any of our pending or future trademark or copyright applications will be issued or have the coverage originally sought.

In addition, our competitors or others may develop products or technologies that are similar or superior to our products or technologies, duplicate our products or technologies or design around our protected technologies. Effective patent, trademark, copyright and trade secret protection may be unavailable or more limited in one or more relevant jurisdictions relative to those protections available in the United States, or may not be applied for in one or more relevant jurisdictions. Moreover, from time to time we pursue litigation to assert our intellectual property rights. An adverse decision in any of these legal actions could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations.

We have a number of patent and intellectual property license agreements. Some of these license agreements require us to make one-time or periodic payments. We may need to obtain additional patent licenses or renew existing license agreements in the future. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms.

The demands or loss of one or more of our significant customers may adversely affect our business.

Some of our customers are material to our business and results of operations. During the fiscal year ended November 2, 2008, Avnet, Inc. accounted for 11% of our net revenue from continuing operations, and our top 10 customers, which included five distributors, collectively accounted for 54% of our net revenue from continuing operations. We believe our top customers’ purchasing power has given them the ability to make greater demands on their suppliers, including us. We expect this trend to continue, which we expect will result in our results of operations becoming increasingly sensitive to deterioration in the financial condition of, or other adverse developments related to, one or more of our significant customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. As a result, although our customers provide indications of their product needs and purchases on an annual basis, they generally purchase our products on a weekly or daily basis and the relationship, as well as particular orders, can be terminated at any time. The loss of any of our major customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.

We generally do not have any long-term supply contracts with our contract manufacturers or materials suppliers and may not be able to obtain the products or raw materials required for our business, which could have a material adverse affect on our business.

We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers. We purchase a significant portion of our semiconductor materials from a few suppliers. For the fiscal year ended November 2, 2008, we purchased 53% of the materials for our manufacturing processes from eleven suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers’ requirements or we are not able to pass on higher materials costs to our customers, our business, financial condition and results of operations could be adversely impacted. For example, during fiscal year 2008, we have experienced an increase in our cost of products sold as a result of higher energy costs.

Our manufacturing processes rely on many materials, including silicon and GaAs wafers, copper lead frames, mold compound, ceramic packages and various chemicals and gases. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that our current supplies of materials are adequate, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

We use third-party contractor manufacturers for most of our manufacturing activities, primarily for wafer fabrication and module assembly and test services. Our agreements with these manufacturers typically require us to forecast product needs, commit to purchase services consistent with these forecasts and may require other commitments in the early stages of the relationship. Our operations could be adversely affected in the event that these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services provided deteriorated, our forecasts proved to be materially incorrect or capacity is consumed by our competitors.

We rely on third parties to provide services necessary for the operation of our business. Any failure of one or more of our vendors to provide these services could have a material adverse effect on our business.

We rely on third-party vendors to provide critical services, including, among other things, certain services related to accounting, billing, human resources, information technology, or IT, network development and network monitoring. We depend on these vendors to ensure that our corporate infrastructure will consistently meet our business requirements. The ability of these third-party vendors to successfully provide reliable, high quality services is subject to technical and operational uncertainties that are beyond our control. While we may be entitled to damages if our vendors fail to perform under their agreements with us, our agreements with these vendors limit the amount of damages we may receive. In addition, we do not know whether we will be able to collect on any award of damages or that any such damages would be sufficient to cover the actual costs we would incur as a result of any vendor’s failure to perform under its agreement with us. Any failure of our corporate infrastructure could have a material adverse effect on our business, financial condition and results of operations. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

Our gross margin is dependent on a number of factors, including our level of capacity utilization.

Semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. Although we outsource a significant portion of our manufacturing activities, we do retain some semiconductor fabrication and assembly and test facilities. If we are unable to utilize our owned fabrication and assembly and test facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross margins. In the past, we and our Predecessor have experienced periods where our gross margins declined due to, among other things, reduced factory utilization resulting from reduced customer demand, reduced selling prices and a change in product mix towards lower margin devices. Increased competition and the existence of product alternatives, more complex engineering requirements, lower demand and other factors may lead to further price erosion, lower revenues and lower margins for us in the future.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.

We sell our products throughout the world. In addition, approximately 66% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	changes in political, regulatory, legal or economic conditions;

•

restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including export duties and quotas and customs duties and tariffs;

•	disruptions of capital and trading markets;

•	changes in import or export licensing requirements;

•	transportation delays;

•	civil disturbances or political instability;

•	geopolitical turmoil, including terrorism, war or political or military coups;

•	changes in labor standards;

•	limitations on our ability under local laws to protect our intellectual property;

•	nationalization and expropriation;

•	changes in tax laws;

•	currency fluctuations, which may result in our products becoming too expensive for foreign customers; and

•	difficulty in obtaining distribution and support.

International conflicts are creating many economic and political uncertainties that are impacting the global economy. A continued escalation of international conflicts could severely impact our operations and demand for our products.

A majority of our products are produced and sourced in Asia, primarily in Singapore, Malaysia and Taiwan. Any conflict or uncertainty in these countries, including due to public health or safety concerns could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations.

In addition, our subsidiaries may require future equity-related financing, and any capital contributions to certain of our subsidiaries may require the approval of the relevant authorities in the jurisdiction in which the subsidiary is incorporated. The approvals are required from the investment commissions or similar agency of the particular jurisdiction and relate to any initial or additional equity investment by foreign entities in local corporations. Our failure to obtain the required approvals could have an adverse effect on our business, financial condition and results of operations.

We are subject to currency exchange risks that could adversely affect our operations.

Although a majority of our revenue and operating expenses is denominated in U.S. dollars, and we prepare our financial statements in U.S. dollars in accordance with GAAP, a portion of our revenue and operating expenses is in foreign currencies. As a result, we are subject to currency risks that could adversely affect our operations, including:

•	risks resulting from changes in currency exchange rates and the implementation of exchange controls; and

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries.

Changes in exchange rates will result in increases or decreases in our costs and earnings, and may also affect the book value of our assets located outside the United States and the amount of our equity. Although we seek to minimize our currency exposure by engaging in hedging transactions where we deem it appropriate, we do not know whether our efforts will be successful.

If we suffer loss to our factories, facilities or distribution system due to catastrophe, our operations could be seriously harmed.

Our factories, facilities and distribution system, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood, or other natural or man-made disasters. A number of our facilities and those of our contract manufacturers are located in areas with above average seismic activity. Any catastrophic loss to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility. In particular, any catastrophic loss at our Fort Collins, Colorado and Singapore facilities would materially and adversely affect our business.

If the tax incentive arrangements we have negotiated with the Government of Singapore change or cease to be in effect, or if our assumptions and interpretations regarding tax laws and incentive arrangements prove to be incorrect, the amount of corporate income taxes we have to pay could significantly increase.

We have structured our operations to maximize the benefit from various tax incentives extended to us to encourage investment or employment, and to reduce our overall effective tax rate. We have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase- in periods through 2015. The tax incentives are presently scheduled to expire at various dates generally between 2012 and 2015, subject in certain cases to potential extensions. Absent such tax incentives, the corporate income tax rate in Singapore is presently 17% commencing from the 2010 year of assessment. For the fiscal years ended October 31, 2007 and November 2, 2008, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes from what it otherwise would have been in such year by approximately $19 million and $24 million, respectively. If we cannot or elect not to comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements.

Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect or if these tax incentives are substantially modified or rescinded we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows. In addition, taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense.

We may pursue acquisitions, dispositions, investments and joint ventures, which could affect our results of operations.

We have disposed of significant portions of the business originally acquired from Agilent through the sale of our Storage Business to PMC-Sierra, Inc. in February 2006, the sale of our Printer ASICs Business to Marvell Technology Group Ltd. in May 2006, the sale of our Image Sensor operations to Micron Technology, Inc. in December 2006, and the sale of our Infra-red operations to Lite-On Technology Corporation in January 2008. We may seek additional opportunities to maximize efficiency and value through various transactions, including purchases or sales of assets, businesses, investments or contractual arrangements. These transactions may be intended to result in the reduction of our indebtedness, the realization of cost savings, the generation of cash or income or the reduction of risk. These transactions may also affect our consolidated results of operations.

In 2007, we acquired the Polymer Optical Fiber, or POF, business from Infineon Technologies AG. In the first and second quarter of 2008, we completed acquisitions of a manufacturer of motion control encoders and a developer of low-power wireless devices, respectively. In August 2008, we acquired the Bulk Acoustic Wave Filter business of Infineon. In the second quarter of 2009, we acquired a manufacturer of motion control encoders. We expect to continue to make acquisitions of, and investments in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful.

These transactions or any other acquisitions or dispositions involve risks and uncertainties which may have a material adverse effect on our business. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business. In addition, the integration may require that we incur significant restructuring charges. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of the integrations may be further complicated by such factors as geographic distances, lack of experience operating in the geographic market or industry sector of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management’s attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired business, performance problems with the acquired business’ technology, difficulties in entering markets in which we have no or limited direct prior experience, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our ability to achieve the growth prospects and synergies expected from any such acquisition. Even when an acquired business has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such acquired assets.

Any acquisition may also cause us to assume liabilities, acquire goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential impairment charges, incur amortization expense related to certain intangible assets, increase our expenses and working capital requirements, and subject us to litigation, which would reduce our return on invested capital. Failure to manage and successfully integrate the acquisitions we make could materially harm our business and operating results.

Any future acquisitions may require additional debt or equity financing, which in the case of debt financing, will increase our exposures to risk related to our substantial indebtedness, increase our leverage and potentially affect our credit ratings, and in the case of equity financing, would be dilutive to our existing shareholders. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or strategic customer transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.

Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expenses. If we fail to maintain compliance with applicable regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

Our business is subject to various significant international and U.S. laws and other legal requirements, including packaging, product content, labor and import/export regulations. These regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Any failure by us to comply with applicable government regulations could result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to conduct our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.

Our products and operations are also subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies, such as the U.S. Federal Communications Commission. If we fail to adequately address any of these rules or regulations, our business could be harmed.

We must conform the manufacture and distribution of our semiconductors to various laws and adapt to regulatory requirements in all countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products in commerce until the products or component substances are brought into compliance.

We are subject to environmental, health and safety laws, which could increase our costs, restrict our operations and require expenditures that could have a material adverse affect on our results of operations and financial condition.

We are subject to a variety of international and U.S. laws and other legal requirements relating to the use, disposal, clean-up of and human exposure to, hazardous materials. Any failure by us to comply with environmental, health and safety requirements could result in the limitation or suspension of production or subject us to future liabilities in excess of our reserves. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expenses or modify our manufacturing processes. In the event of the discovery of new contamination, additional requirements with respect to existing contamination, or the imposition of other cleanup obligations for which we are responsible, we may be required to take remedial or other measures which could have a material adverse effect on our business, financial condition and results of operations.

We also face increasing complexity in our product design and procurement operations as we adjust to new requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products sold in the European Union as of July 1, 2006 under the Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive. Other countries, such as the United States, China and Japan, have enacted or may enact laws or regulations similar to the EU legislation. Other environmental regulations may require us to reengineer our products to utilize components which are more environmentally compatible. Such reengineering and component substitution may result in excess inventory or other additional costs and could have a material adverse effect on our results of operations.

In addition to the costs of complying with environmental, health and safety requirements, we may in the future incur costs defending against environmental litigation brought by government agencies and private parties. We may be defendants in lawsuits brought by parties in the future alleging environmental damage, personal injury or property damage. A significant judgment against us could harm our business, financial condition and results of operations.

In the last few years, there has been increased media scrutiny and associated reports focusing on a potential link between working in semiconductor manufacturing clean room environments and certain illnesses, primarily different types of cancers. Regulatory agencies and industry associations have begun to study the issue to see if any actual correlation exists. Because we utilize clean rooms, we may become subject to liability claims. In addition, these reports may also affect our ability to recruit and retain employees.

We cannot predict:

•	changes in environmental or health and safety laws or regulations;

•	the manner in which environmental or health and safety laws or regulations will be enforced, administered or interpreted;

•	our ability to enforce and collect under indemnity agreements and insurance policies relating to environmental liabilities; or

•

the cost of compliance with future environmental or health and safety laws or regulations or the costs associated with any future environmental claims, including the cost of clean-up of currently unknown environmental conditions.

We may not realize the expected benefits of our recent restructuring activities and other initiatives designed to reduce costs and increase revenue across our operations.

We recently have pursued a number of restructuring initiatives designed to reduce costs and increase revenue across our operations. These initiatives included significant workforce reductions in certain areas as we realigned our business. Additional initiatives included establishing certain operations closer in location to our global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and steps to attempt to further reduce our overhead costs. We are also exploring opportunities to leverage our technology and diversified product portfolio to increase revenue. These initiatives have been substantial in scope and disruptive to some of our historical operations. We may not realize the expected benefits of these new initiatives. As a result of these initiatives, we have incurred restructuring or other infrequent charges and we may in the future experience disruptions in our operations, loss of key personnel and difficulties in delivering products timely. In the nine months ended August 2, 2009 and the year ended November 2, 2008, we incurred restructuring charges of $32 million and $12 million, respectively, consisting primarily of employee severance and related costs resulting from a reduction in our workforce.

We are subject to risks associated with our distributors’ product inventories and product sell-through.

We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We recognize revenues for sales to distributors upon delivery to the distributor. We limit distributor return rights and we allow limited price adjustments on sales to distributors. We provide reserves for distributor rights related to these limited stock returns and price adjustments. Sales to distributors accounted for 38% and 32% of our net revenue from continuing operations in the nine months ended August 3, 2008 and August 2, 2009, respectively.

If these distributors are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end users or if they decide to decrease their inventories for any reason, such as due to the current global recession or due to any downturn in technology spending, our sales to these distributors and our revenues may decline. In addition, if distributors decide to purchase more inventory in any particular quarter, due to product availability or other reasons, than is required to satisfy end customer demand, inventory at our distributors may grow in such quarter, which could adversely affect our product revenues in a subsequent quarter as such distributors will likely reduce future orders until their inventory levels realign with end customer demand. For example, during the nine months ended August 2, 2009, the semiconductor industry experienced a significant decline in demand. Consequently, our distributors experienced declines in their resales of our products and were carrying a higher level of inventories of our products than historical levels at the end of the first fiscal quarter of 2009. As a result, our distributors decided to reduce their inventory of our products during the second fiscal quarter of 2009 and we also reduced our own inventory by $27 million or 15%.

We also face the risk that our distributors may for other reasons have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods, which would harm our business.

Our reserve estimates associated with products stocked by our distributors are based largely on reports that our distributors provide to us on a monthly basis. To date, we believe this data has been generally accurate. To the extent that this resale and channel inventory data is inaccurate or not received in a timely manner, we may not be able to make reserve estimates for future periods accurately or at all.

We rely on third-party distributors and manufacturers’ representatives and the failure of these distributors and manufacturers’ representatives to perform as expected could reduce our future sales.

We sell many of our products to customers through distributors and manufacturers’ representatives. We are unable to predict the extent to which our distributors and manufacturers’ representatives will be successful in marketing and selling our products. Moreover, many of our distributors and manufacturers’ representatives and distributors also market and sell competing products. Our representatives and distributors may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional distributors or manufacturers’ representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain our current distributors or manufacturers’ representatives or recruit additional or replacement distributors or manufacturers’ representatives, our sales and operating results will be harmed.

The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenues and gross profits.

The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. We expect that our gross profits on our products are likely to decrease over the next fiscal year below levels we have historically experienced due to pricing pressures from our customers, and an increase in sales of wireless and other products into consumer application markets, which are highly competitive and cost sensitive. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing manufacturing costs, or developing new and higher value-added products on a timely basis.

We will be required to assess our internal control over financial reporting on an annual basis and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies and ultimately have an adverse effect on our share price.

We will comply with Section 404(a) (management’s report on financial reporting) under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, for the fiscal year ending November 1, 2009, and will comply with Section 404(b) (auditor’s attestation) no later than the fiscal year ending October 31, 2010. We cannot assure you that our compliance with Section 404 will not result in significant additional expenditures. We will be required to disclose, among other things, control deficiencies that constitute a “material weakness.” A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the disclosure by us of a material weakness may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.

If we fail to remedy any material weakness, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, the trading price of our ordinary shares may decline, and we may be subject to sanctions or investigation by regulatory authorities, including the SEC or the Nasdaq Stock Market. We may also be required to restate our financial statements from prior periods.

Our substantial indebtedness could adversely affect our financial health and our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate indebtedness and prevent us from fulfilling our obligations under our indebtedness.

The following table presents our long-term indebtedness and capital lease obligations as of August 2, 2009:

As of August 2, 2009
(in millions)
10 1/8% senior notes due 2013	403
Senior floating rate notes due 2013	50
11 7/8% senior subordinated notes due 2015	247
Long-term obligation for capital leases	3

Total long-term indebtedness and capital lease obligations	$703

In addition, we had $17 million of letters of credit outstanding under our revolving credit facility.

Subject to restrictions in the indentures governing our 10 1/8% senior notes, senior floating rate notes and 11 7/8% senior subordinated notes, generally referred to collectively as our outstanding notes, and our senior credit agreement, we may incur additional indebtedness. Furthermore, borrowings under our senior credit agreement are secured by substantially all of our assets.

Our substantial indebtedness could have important consequences including:

•	making it more difficult for us to satisfy our obligations with respect to our outstanding notes, including our repurchase obligations;

•	increasing our vulnerability to adverse general economic and industry conditions;

•

requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in the economy and the semiconductor industry;

•	placing us at a competitive disadvantage compared to our competitors with less indebtedness;

•	exposing us to interest rate risk to the extent of our variable rate indebtedness;

•	limiting our ability to, or increasing the costs to, refinance indebtedness; and

•	making it more difficult to borrow additional funds in the future to fund working capital, capital expenditures and other purposes.

Any of the foregoing could materially and adversely affect our business, financial conditions and results of operations.

The indentures governing our outstanding notes and our senior credit agreement impose significant restrictions on our business.

The indentures governing our outstanding notes and the senior credit agreement contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions placed on us include limitations on our ability and the ability of our subsidiaries to:

•	incur additional indebtedness and issue ordinary or preferred shares;

•	pay dividends or make other distributions on, redeem or repurchase our shares or make other restricted payments;

•	make investments, acquisitions, loans or advances;

•	incur or create liens;

•	transfer or sell certain assets;

•	engage in sale and lease back transactions;

•	declare dividends or make other payments to us;

•	guarantee indebtedness;

•	engage in transactions with affiliates; and

•	consolidate, merge or transfer all or substantially all of our assets.

In addition, over a specified limit, our senior credit agreement requires us to meet a financial ratio test and restricts our ability to make capital expenditures or prepay certain other indebtedness. Our ability to meet the financial ratio test may be affected by events beyond our control, and we do not know whether we will be able to maintain this ratio.

The foregoing restrictions could limit our ability to plan for, or react to, changes in market conditions or our capital needs. We do not know whether we will be granted waivers under, or amendments to, our senior credit agreement or the indentures if for any reason we are unable to meet these requirements, or whether we will be able to refinance our indebtedness on terms acceptable to us, or at all.

The breach of any of these covenants or restrictions could result in a default under the indentures governing our outstanding notes or our senior credit agreement. In addition, our senior credit agreement and our indentures contain cross-default provisions which could thereby result in an acceleration of amounts outstanding under all those debt instruments if certain events of default occur under any of them. If we are unable to repay these amounts, lenders having secured obligations, including the lenders under our senior credit agreement, could proceed against the collateral securing that debt. Any of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Investments in Singapore Companies

It may be difficult to enforce a judgment of U.S. courts for civil liabilities under U.S. federal securities laws against us, our directors or officers in Singapore.

We are incorporated under the laws of the Republic of Singapore, and certain of our officers and directors are or will be residents outside the United States. Moreover, a majority of our consolidated assets are located outside the United States. Although we are incorporated outside the United States, we have agreed to accept service of process in the United States through our agent designated for that purpose. Nevertheless, since a majority of the consolidated assets owned by us are located outside the United States, any judgment obtained in the United States against us may not be collectible within the United States.

There is no treaty between the United States and Singapore providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters and a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the federal securities laws, would, therefore, not be automatically enforceable in Singapore. There is doubt whether a Singapore court may impose civil liability on us or our directors and officers who reside in Singapore in a suit brought in the Singapore courts against us or such persons with respect to a violation solely of the federal securities laws of the United States, unless the facts surrounding such a violation would constitute or give rise to a cause of action under Singapore law. Consequently, it may be difficult for investors to enforce against us, our directors or our officers in Singapore judgments obtained in the United States which are predicated upon the civil liability provisions of the federal securities laws of the United States.

We are incorporated in Singapore and our shareholders may have more difficulty in protecting their interest than they would as shareholders of a corporation incorporated in the United States.

Our corporate affairs are governed by our memorandum and articles of association and by the laws governing corporations incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our board of directors under Singapore law are different from those applicable to a corporation incorporated in the United States. Therefore, our public shareholders may have more difficulty in protecting their interest in connection with actions taken by our management, members of our board of directors or our controlling shareholder than they would as shareholders of a corporation incorporated in the United States. For example, controlling shareholders in U.S. corporations are subject to fiduciary duties while controlling shareholders in Singapore corporations are not subject to such duties.

For a limited period of time, our directors have general authority to allot and issue new shares on terms and conditions and with any preferences, rights or restrictions as may be determined by our board of directors in its sole discretion.

Under Singapore law, we may only allot and issue new shares with the prior approval of our shareholders in a general meeting. At our 2009 annual general meeting of shareholders, our shareholders provided our directors with the general authority to allot and issue any number of new shares (whether as ordinary shares or preference shares) until the earlier of (i) the conclusion of our 2010 annual general meeting, (ii) the expiration of the period within which the next annual general meeting is required to be held (i.e., within 15 months from the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders acting at a duly noticed and convened meeting. Subject to the general authority to allot and issue new shares provided by our shareholders, the provisions of the Singapore Companies Act and our memorandum and articles of association, our board of directors may allot and issue new shares on terms and conditions and with the rights (including preferential voting rights) and restrictions as they may think fit to impose. Any additional issuances of new shares by our directors may adversely impact the market price of our ordinary shares.

Risks Relating to Owning Our Ordinary Shares

Control by principal shareholders could adversely affect our other shareholders.

After the completion of our IPO in August 2009, our executive officers, directors and greater than 5% shareholders, collectively, beneficially own approximately 78% of our ordinary shares (based on the number of ordinary shares outstanding as of August 2, 2009 and excluding shares issuable upon exercise of outstanding options). In addition, pursuant to the terms of our Second Amended and Restated Shareholder Agreement, or the Shareholder Agreement, investment funds affiliated with Kohlberg Kravis Roberts & Co., or KKR, and investment funds affiliated with Silver Lake Partners, or Silver Lake, and together with KKR, the Sponsors, or their respective affiliates, and Seletar Investments Pte Ltd, or Seletar, can elect their respective designees to serve as members of our board of directors. These shareholders will have a continuing ability to control our board of directors and will continue to have significant influence over our affairs for the foreseeable future, including controlling the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. In addition, under the “controlled company” exception to the independence requirements of the Nasdaq Stock Market, we are exempt from the rules of the Nasdaq Stock Market that require that our board of directors be comprised of a majority of independent directors, that our compensation committee be comprised solely of independent directors and that our nominating and governance committee be comprised solely of independent directors. This concentrated control will limit the ability of other shareholders to influence corporate matters and, as a result, we may take actions that our non-Sponsor shareholders do not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for their ordinary shares.

Our share price may be volatile and the value of an investment in our ordinary shares may decline.

Our ordinary shares were sold in our IPO in August 2009 at a price of $15.00 per share, and through September 2, 2009 our ordinary shares have subsequently traded as high as $19.00. The market price of our ordinary shares could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	overall conditions in the semiconductor market;

•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements of technological innovations by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	announcement of, or expectation of additional financing efforts;

•	sales of our ordinary shares by us or our shareholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	the expiration of contractual lock-up agreements with our executive officers, directors and greater than 5% shareholders; and

•	general economic and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our ordinary shares. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

An active trading market may not develop or be sustained following this offering.

An active, liquid and orderly trading market may not develop for our ordinary shares or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our ordinary shares depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Future sales of our ordinary shares in the public market could cause our share price to fall.

Sales of a substantial number of our ordinary shares in the public market, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity securities.

All of the 49,680,000 shares sold in our IPO are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. The remaining 185,680,897 ordinary shares, based on shares outstanding as of August 2, 2009, are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date of our IPO, subject to certain extensions. 183,157,330 shares are subject to the contractual transfer restrictions in our Shareholder Agreement, which is described under “Certain Relationships and Related Party Transactions—Amended and Restated Shareholder Agreement—Transfer Restrictions” in the Prospectus for our IPO. An aggregate of 1,987,532 shares held by members of our board of directors and employees who are party to a management shareholders agreement are subject to transfer restrictions, subject to certain exceptions, until the fifth anniversary of the date of purchase or, in the case of shares purchased upon exercise of options, the date of grant of the option. These shares are currently scheduled to be released from such transfer restrictions as follows: 526,532 shares in 2010, 1,452,274 shares in 2011, no shares in 2012, and 8,726 shares in 2013. These remaining shares will generally become available for sale subject to compliance with applicable securities laws or upon expiration of these lock-up agreements or other contractual restrictions. The underwriters of our IPO may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period.

The holders of 184,994,862 ordinary shares, or 79% based on shares outstanding as of August 2, 2009, will be entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. In addition, upon exercise of outstanding options by our executive officers and certain other employees, our executive officers and those other employees will be entitled to rights with respect to registration of the ordinary shares acquired on exercise. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. If we file a registration statement for the purposes of selling additional shares to raise capital, and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We will file a registration statement on Form S-8 under Securities Act to register approximately 41 million shares for issuance under our Amended and Restated Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries, Amended and Restated Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries and 2009 Equity Incentive Award Plan. These shares can be freely sold in the public market upon issuance and once vested, subject to a 180-day lock-up period and other restrictions provided under the terms of the Management Shareholders Agreement, the applicable plan and/or the option agreements entered into with option holders.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. Although we have already hired additional staff to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

As a public company, it is more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Singapore corporate law may impede a takeover of our company by a third-party, which could adversely affect the value of our ordinary shares.

The Singapore Code on Take-overs and Mergers contains provisions that may delay, deter or prevent a future takeover or change in control of our company for so long as we remain a public company with more than 50 shareholders and net tangible assets of S$5 million or more. Any person acquiring an interest, whether by a series of transactions over a period of time or not, either on their own or together with parties acting in concert with such person, in 30% or more of our voting shares, or, if such person holds, either on their own or together with parties acting in concert with such person, between 30% and 50% (both inclusive) of our voting shares, and such person (or parties acting in concert with such person) acquires additional voting shares representing more than 1% of our voting shares in any six-month period, must, except with the consent of the Securities Industry Council in Singapore, extend a mandatory takeover offer for the remaining voting shares in accordance with the provisions of the Singapore Code on Take-overs and Mergers. While the Singapore Code on Take-overs and Mergers seeks to ensure equality of treatment among shareholders, its provisions may discourage or prevent certain types of transactions involving an actual or threatened change of control of our company. These legal requirements may impede or delay a takeover of our company by a third-party, which could adversely affect the value of our ordinary shares.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our ordinary shares and do not intend to pay any cash dividends in the foreseeable future. The payment of cash dividends on ordinary shares is restricted under the terms of the agreements governing our indebtedness. In addition, because we are a holding company, our ability to pay cash dividends on our ordinary shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of the agreements governing our indebtedness. We anticipate that we will retain all of our future earnings for use in the development of our business, in reducing our indebtedness and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their ordinary shares after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In the quarter ended August 2, 2009, our employees did not exercise any options to purchase ordinary shares pursuant to options issued under our equity incentive plans.

In the quarter ended August 2, 2009, we granted options to purchase an aggregate of 127,000 ordinary shares at a weighted average exercise price of $7.40 per share to 16 employees.

These issuances were made under compensatory benefit plans in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933, as amended.

Use of Proceeds

On August 5, 2009, our registration statement on Form S-1 (File No. 333-153127) was declared effective for our IPO, pursuant to which we registered the offering and sale of 21,500,000 ordinary shares and the associated sale of 28,180,000 ordinary shares by selling shareholders (including 6,480,000 shares in connection with the underwriters’ exercise of their over-allotment option), at a public offering price of $15.00 per share. On August 11, 2009, we sold 21,500,000 ordinary shares for an aggregate offering price, before underwriters’ discounts and commissions and estimated offering expenses, of $322.5 million and the selling shareholders sold 21,700,000 ordinary shares for an aggregate offering price, before underwriters’ discounts and commissions and estimated offering expenses, of $325.5 million. On August 18, 2009, pursuant to the underwriters’ exercise of their over-allotment option in full, the selling shareholders sold an additional 6,480,000 ordinary shares for an aggregate offering price, before underwriters’ discounts and commissions and estimated offering expenses, of $97.2 million.

Bali Investments S.àr.l, an entity controlled by investment funds affiliated with KKR and Silver Lake, is our controlling shareholder and was a selling shareholder in the IPO. Pursuant to our shareholders agreement, our directors Adam H. Clammer, James H. Greene, Jr. and David Kerko are affiliated with KKR and have been appointed to our board by investment funds affiliated with KKR, and our directors James A. Davidson, Kenneth Y. Hao and John R. Joyce are affiliated with Silver Lake and have been appointed to our board by investment funds affiliated with Silver Lake.

Joint book-running managers on the offering were Deutsche Bank Securities Inc., Barclays Capital Inc., Morgan Stanley & Co. Incorporated and Citi. The co-managers of the offering were Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities Inc., UBS Securities LLC and KKR Capital Markets LLC.

As a result of the IPO, we received net proceeds of $297 million, after deducting underwriting discounts and commissions reasonably estimated at $19.4 million and additional offering-related expenses reasonably estimated at $6.1 million. None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our ordinary shares or direct or indirect payments to others, other than $3 million advisory fees paid to our equity sponsors pursuant to our advisory agreement included in the $6.1 million of offering-related expenses. KKR Capital Markets LLC, one of the underwriters in the IPO, is an affiliate of KKR.

The net offering proceeds have been invested in bank deposits and money market funds.

We used a portion of the net proceeds to pay to affiliates of KKR and Silver Lake $54 million in connection with the termination of our advisory agreement pursuant to its terms (with one-half payable to each equity sponsor). We intend to use the balance to repay a portion of our long-term indebtedness.

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus filed with the SEC pursuant to Rule 424(b).

Repurchases

The following table contains information regarding our purchase of ordinary shares during the third fiscal quarter of 2009. We repurchased these ordinary shares in connection with the departure of certain of our employees.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
May 3, 2009 through May 31, 2009	420,000	$8.12	0	0
June 1, 2009 through June 30, 2009	0	0	0	0
July 1, 2009 through August 2, 2009	232,000	$6.93	0	0

Total	652,000	$7.70	0	0

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On July 31, 2009, at our extraordinary meeting of shareholders, holders of 210,461,263 shares of our then-outstanding ordinary shares approved the following matters: the IPO, our 2009 Equity Incentive Award Plan effective upon the closing of the IPO, our Employee Share Purchase Plan effective upon the closing of the IPO, an agreement with Bali Investments S.àr.l, and the amendment and restatement of our Memorandum of Association and Articles of Association effective upon the closing of the IPO. No votes were cast against these resolutions.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1	Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009).

4.1	Second Amended and Restated Shareholder Agreement, dated August 11, 2009, among Avago Technologies Limited, Silver Lake Partners II Cayman, L.P., Silver Lake Technology Investors II Cayman, L.P., Integral Capital Partners VII, L.P., KKR Millennium Fund (Overseas), Limited Partnership, KKR European Fund, Limited Partnership, KKR European Fund II, Limited Partnership, KKR Partners (International), Limited Partnership, Capstone Equity Investors LLC, Avago Investment Partners, Limited Partnership, Bali Investments S.àr.l., Seletar Investments Pte Ltd, Geyser Investment Pte. Ltd. and certain other Persons (incorporated herein by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVAGO TECHNOLOGIES LIMITED

By:	/s/ Douglas R. Bettinger
Douglas R. Bettinger Senior Vice President and Chief Financial Officer

Date: September 3, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1	Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009).

4.1	Second Amended and Restated Shareholder Agreement, dated August 11, 2009, among Avago Technologies Limited, Silver Lake Partners II Cayman, L.P., Silver Lake Technology Investors II Cayman, L.P., Integral Capital Partners VII, L.P., KKR Millennium Fund (Overseas), Limited Partnership, KKR European Fund, Limited Partnership, KKR European Fund II, Limited Partnership, KKR Partners (International), Limited Partnership, Capstone Equity Investors LLC, Avago Investment Partners, Limited Partnership, Bali Investments S.àr.l., Seletar Investments Pte Ltd, Geyser Investment Pte. Ltd. and certain other Persons (incorporated herein by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.