Form 10-K/A
period 2009-11-01
Avago Technologies LTD
filed 2010-01-15
CIK 1441634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

State the aggregate market value of the Registrant’s voting and non-voting Ordinary Shares held by non-affiliates as of May 1, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter: As of May 1, 2009, the last business day of our most recently completed second fiscal quarter, our ordinary shares were not listed on any exchange or over-the-counter market. Our ordinary shares began trading on the Nasdaq Global Select Market on August 6, 2009. At November 1, 2009, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on October 30, 2009) was approximately $768.3 million. The Registrant’s ordinary shares held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding ordinary shares as of November 1, 2009 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 4, 2010, the Registrant had 236,014,256 outstanding Ordinary Shares.

Documents Incorporated by Reference

None.

AVAGO TECHNOLOGIES LIMITED

AMENDMENT NO. 1 TO 2009 ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

Avago Technologies Limited (the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended November 1, 2009 (the “Original Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2009, to add disclosure under Item 9B, add disclosure required under Part III, and amend the Exhibit Index, of Form 10-K. Except as described above, no attempt has been made in this Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report, or modify or update those disclosures affected by subsequent events, except as set forth in Item 9B. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

PART II

ITEM 9B.	OTHER INFORMATION

On January 13, 2010, the Compensation Committee of the board of directors of the Company (the “Board”) approved operating income targets for the fiscal years ending on or about October 31, 2011 (“Fiscal Year 2011”) and on or about October 31, 2012 (“Fiscal Year 2012”) for the purposes of potential future vesting of the Company’s outstanding performance-based options. Minimum non-GAAP operating income thresholds for Fiscal Year 2011 and Fiscal Year 2012 are $480 million and $620 million, respectively, and maximum non-GAAP operating income thresholds are $500 million and $650 million respectively. Please see “Part III, Item 10, “Compensation Discussion and Analysis—Equity Incentive Compensation.”

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information about our executive officers and directors as of January 4, 2010.

Name	Age	Position
Hock E. Tan	58	President, Chief Executive Officer and Director
Douglas R. Bettinger	42	Senior Vice President and Chief Financial Officer
Bryan T. Ingram	45	Senior Vice President and General Manager, Wireless Semiconductor Division
Boon Chye Ooi	55	Senior Vice President, Global Operations
Patricia H. McCall	55	Vice President, General Counsel
Dick M. Chang	70	Chairman of the Board of Directors
Adam H. Clammer(3)	39	Director
James A. Davidson(2)	50	Director
James Diller(1)(3)	74	Director
James H. Greene, Jr.(2)	59	Director
Kenneth Y. Hao(3)	41	Director
John R. Joyce	56	Director
David Kerko	36	Director
Justine Lien(1)	47	Director
Donald Macleod(1)(2)	61	Director
Bock Seng Tan	66	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Hock E. Tan has served as our President, Chief Executive Officer and a director since March 2006. From September 2005 to January 2008, he served as chairman of the board of Integrated Device Technology, Inc. (“IDT”). Prior to becoming chairman of IDT, Mr. Tan was the President and Chief Executive Officer of Integrated Circuit Systems, Inc. (“ICS”), from June 1999 to September 2005. Prior to ICS, Mr. Tan was Vice President of Finance with Commodore International, Ltd. from 1992 to 1994, and previously held senior management positions with PepsiCo, Inc. and General Motors Corporation. Mr. Tan served as managing director of Pacven Investment, Ltd., a venture capital fund in Singapore from 1988 to 1992, and served as managing director for Hume Industries Ltd. in Malaysia from 1983 to 1988.

Douglas R. Bettinger has served as our Senior Vice President and Chief Financial Officer since August 2008. From 2007 to 2008, Mr. Bettinger served as Vice President of Finance and Corporate Controller at Xilinx, Inc. From 2004 to 2007, he was Chief Financial Officer at 24/7 Customer, a privately-held company. Mr. Bettinger was at Intel Corporation from 1993 to 2004, where he served in several senior-level finance and manufacturing operations positions, including Corporate Planning and Reporting Controller, and Malaysia Site Operations Controller.

Bryan T. Ingram has served as our Senior Vice President and General Manager, Wireless Semiconductor Division since November 2007 and prior to that as Vice President of that division since December 2005. Prior to the closing of our acquisition (the “SPG Acquisition”) of the Semiconductor Products Group (“SPG”) of Agilent Technologies, Inc. (“Agilent”), Mr. Ingram was the Vice President and General Manager, Wireless Semiconductor Division of SPG. He has held various other positions with Hewlett-Packard Company and Agilent. Mr. Ingram joined Hewlett-Packard Company in 1990.

Boon Chye Ooi has served as our Senior Vice President, Global Operations since January 2009. From November 2003 until 2008, Mr. Ooi was at Xilinx, Inc., where he was responsible for all worldwide manufacturing operations, most recently as Senior Vice President of Worldwide Operations. Prior to Xilinx, Mr. Ooi spent 25 years at Intel Corporation, where he served in a variety of positions.

Patricia H. McCall has served as our Vice President, General Counsel since March 2007. She served as Director of Litigation at Adobe Systems from 2006 to 2007. Prior to this, Ms. McCall served as Senior Vice President, General Counsel and Secretary of ChipPAC Inc. from January 2003 to August 2004, when ChipPAC Inc. merged with ST Assembly Test Services Ltd. in August 2004. Ms. McCall served as the Senior Vice President Administration, General Counsel and Secretary of ChipPAC Inc. from November 2000 to January 2003. From November 1995 to November 2000, Ms. McCall was at National Semiconductor Corporation, most recently as Associate General Counsel, and prior to that was a partner at the law firm of Pillsbury, Madison & Sutro, and is a Barrister in England.

Dick M. Chang has been a director since December 2005, and served as our Chief Executive Officer from December 2005 until March 2006. He has served as our Chairman of the Board of Directors since March 2006. Prior to the closing of the SPG Acquisition, Mr. Chang was President of SPG. He has held various other positions with Hewlett-Packard Company and Agilent, including Operations Manager for the Components organization, Manufacturing Manager for the Integrated Circuits Business division, Manufacturing and Marketing Manager for the Communications Semiconductor Solutions Division, or CSSD, General Manager of CSSD, General Manager for the Integrated Circuits Business division and Vice President of the Networking Solutions division. Mr. Chang began his career with Hewlett-Packard Company in 1967.

Adam H. Clammer has been a director since September 2005. Since October 2009, Mr. Clammer has been a Member of KKR Management L.L.C., which is the general partner of KKR & Co. L.P. From January 2006 to September 2009, he was a Member of KKR & Co. L.L.C., which during that time was the general partner of Kohlberg Kravis Roberts & Co. L.P. He was a Director of Kohlberg Kravis Roberts & Co. L.P. from December 2003 to December 2005. Prior to that he was a Principal of Kohlberg Kravis Roberts & Co. L.P. between 1998 and 2003, having begun his career at Kohlberg Kravis Roberts & Co. in 1995. From 1992 to 1995, Mr. Clammer was in the Mergers and Acquisitions Department at Morgan Stanley & Co. Mr. Clammer also serves as a director of Eastman Kodak Company and NXP B.V.

James A. Davidson has been a director since December 2005. Mr. Davidson is a Managing Director and Co-Chief Executive of Silver Lake, a private investment firm that he co-founded in 1999. From June 1990 to November 1998, he was an investment banker with Hambrecht & Quist LLC, most recently serving as a Managing Director and Head of Technology Investment Banking. From 1984 to 1990, Mr. Davidson was an attorney in private practice with Pillsbury, Madison & Sutro. Mr. Davidson also serves as a director of Flextronics International Ltd.

James Diller has been a director since April 2006. Mr. Diller was a founder of PMC-Sierra, Inc., serving as PMC’s Chief Executive Officer from 1983 to July 1997 and President from 1983 to July 1993. Mr. Diller has been a director of PMC since its formation in 1983. Mr. Diller was Chairman of PMC’s board of directors from July 1993 until February 2000, when he became Vice Chairman. Mr. Diller also serves as a director of Intersil Corporation.

James H. Greene, Jr. has been a director since December 2005. Mr. Greene joined Kohlberg Kravis Roberts & Co. L.P. in 1986 and was General Partner of Kohlberg Kravis Roberts & Co. L.P. from 1993 until 1996, when he became a Member of KKR & Co. L.L.C., which during that time was the general partner of Kohlberg Kravis Roberts & Co. L.P. Since October 2009, Mr. Greene has been a Member of KKR Management LLC, which is the general partner of KKR & Co. L.P. Mr. Greene also serves as a director of SunGard Data Systems Inc., Zhone Technologies, Inc. and Sun Microsystems, Inc.

Kenneth Y. Hao has been a director since September 2005. Mr. Hao is a Managing Director of Silver Lake. Prior to joining Silver Lake in 2000, Mr. Hao was an investment banker with Hambrecht & Quist for 10 years, most recently serving as a Managing Director in the Technology Investment Banking group.

John R. Joyce has been a director since December 2005. Mr. Joyce is a Managing Director of Silver Lake. Prior to joining Silver Lake in 2006, he was the Senior Vice President and Group Executive of the IBM Global Services division. From 1999 to 2004, he was IBM’s Chief Financial Officer. Prior to that, he served in a variety of positions, including President of IBM Asia Pacific and Vice President and Controller of IBM’s global operations. Mr. Joyce also serves as a director of Hewlett-Packard Company.

David Kerko has been a director since March 2008. Since December 2006, Mr. Kerko has been a Director of Kohlberg Kravis Roberts & Co. L.P. He was a Principal of Kohlberg Kravis Roberts & Co. L.P. between 2002 and 2006, having begun his career at Kohlberg Kravis Roberts & Co. in 1998. Prior to joining KKR, Mr. Kerko was with Gleacher NatWest Inc.

Justine Lien has been a director since June 2008. Ms. Lien was initially appointed to our board of directors in November 2007 and resigned in January 2008 for personal reasons. Ms. Lien served as the Chief Financial Officer, Vice President of Finance, Treasurer, and Secretary of Integrated Circuit Systems, Inc., or ICS, after the company’s recapitalization on May 11, 1999 and served in these capacities through September 2005 when ICS merged with Integrated Device Technologies, Inc., following which Ms. Lien retired. She joined ICS in 1993 holding titles including Director of Finance and Administration and Assistant Treasurer. Ms. Lien also serves as a director of Techwell, Inc.

Donald Macleod has been a director since November 2007. Mr. Macleod joined National Semiconductor Corporation in February 1978 and has served as its President and Chief Executive Officer since November 2009. Prior to that, he served as its President and Chief Operating Officer from the beginning of 2005 until November 2009, and before that he held various other executive and senior management positions at National Semiconductor Corporation including Executive Vice President and Chief Operating Officer and Executive Vice President, Finance and Chief Financial Officer.

Bock Seng Tan has been a director since April 2006. Mr. Tan was the Chairman of ST Assembly and Test Services Ltd. from 1998 until his retirement in 2003. Previously, Mr. Tan was the President and Chief Executive Officer of Chartered Semiconductor Manufacturing, Ltd. from 1993 to 1997. Mr. Tan was the Managing Director for Fairchild Semiconductor International, Inc. in Singapore from 1986 to 1988, and served as the Managing Director of National Semiconductor Corporation’s Singapore operations until 1992 after Fairchild’s merger with National Semiconductor. Mr. Tan started his career at Texas Instruments in Singapore in 1969.

Our executive officers are appointed by, and serve at the discretion of, our Board. All directors hold office until our next annual general meeting of shareholders and until their successors have been duly elected or qualified. There are no family relationships between any of our directors or executive officers.

CORPORATE GOVERNANCE

General

Our Board is currently comprised of 12 members. Directors are elected at each annual general meeting of shareholders and hold office until their successors are duly elected and qualified at the next annual general meeting of shareholders. On December 2, 2009, Mr. Dick M. Chang, Chairman of the Board, announced that he would resign from the Board, effective March 4, 2010. Mr. James V. Diller was appointed to serve as Chairman of the Board upon the effective date of Mr. Chang’s resignation. The Board has determined that upon the effective date of Mr. Chang’s resignation, the number of directors constituting the full Board shall be 11. Pursuant to the Singapore Companies Act, Cap. 50 and our Articles of Association, our Board must have at least one director who is ordinarily resident in Singapore and may consist of no more than 13 directors, as determined from time to time by the Board.

Shareholder Agreement

In connection with our initial public offering (“IPO”), which we completed on August 11, 2009, we entered into a Second Amended and Restated Shareholder Agreement (the “Shareholder Agreement”), dated as of August 11, 2009, with investment funds affiliated with Kohlberg Kravis Roberts & Co. (“KKR”), and investment funds affiliated with Silver Lake Partners (“Silver Lake”, and together with KKR, the “Sponsors”), or their respective affiliates, and Seletar Investments Pte Ltd (“Seletar”), Geyser Investment Pte. Ltd. (“Geyser”) and certain other persons, (collectively referred to as the “Equity Investors”). The Shareholder Agreement was originally entered into in connection with the SPG Acquisition. As of January 4, 2010, the Equity Investors together owned approximately 77.6% of our outstanding shares.

Under the terms of the Shareholder Agreement, our Board must consist of 11 members, unless otherwise agreed upon by the Sponsors. KKR and Silver Lake each currently have the right to designate three of the members of our Board. In addition, Seletar currently has the right to designate one member of the Board (who must qualify as our Singapore resident director), one member must be our Chief Executive Officer and the remaining three members must be mutually agreed upon by KKR and Silver Lake. Pursuant to the Shareholder Agreement, KKR has designated Messrs. Clammer, Greene and Kerko to serve as members of our Board; Silver Lake has designated Messrs. Davidson, Hao and Joyce to serve as members of our Board; Seletar has designated Mr. Bock Seng Tan to serve as a member of our Board and the Sponsors previously approved a Board size of 12 members and the appointment of Messrs. Diller and Macleod and Ms. Lien to the Board.

Each of KKR and Silver Lake also has the right to designate one member to each committee of the Board for as long as they have the right to designate one or more director nominees to the Board and subject to compliance with federal securities laws and the requirements of the Nasdaq Stock Market. The terms of the Shareholder Agreement further require the Equity Investors to vote their ordinary shares in a manner that gives effect to the provisions of the agreement, at any annual or special meeting of shareholders. See “Certain Relationships and Related Party Transactions—Second Amended and Restated Shareholder Agreement” on page 40 for more information regarding this agreement.

Board Committees

Our Board has an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Treasury Strategy Committee. The table below provides the current membership for each of the committees and the number of meetings held by each committee during the fiscal year ended November 1, 2009 (“Fiscal Year 2009”).

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Treasury Strategy Committee
Adam H. Clammer			X	X

James A. Davidson		X

James V. Diller(I)	X		X

James H. Greene Jr.		X

Kenneth Y. Hao			X	X

Donald Macleod(I)	X	X

Justine F. Lien(I)	X(C)

Number of meetings in Fiscal Year 2009	6	6	—(*)	0

(I)	Indicates an independent director.
(C)	Indicates the Chairperson of the committee.
(*)	The Nominating and Corporate Governance Committee was established in December 2009, subsequent to the end of Fiscal Year 2009.

Pursuant to the Shareholder Agreement, for as long as KKR or Silver Lake owns at least 5% of our outstanding ordinary shares, investment funds affiliated with KKR or Silver Lake, as applicable, shall have the right to designate a director to serve on any committee, subject to compliance with federal securities laws and the requirements of the Nasdaq Stock Market. Please see “Certain Relationships and Related Party Transactions—Second Amended and Restated Shareholder Agreement” on page 40 for more information regarding this agreement.

The functions performed by these committees, which are set forth in more detail in their respective charters, are summarized below. The charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are available in the “Investors—Governance” section of our website (http://phx.corporate-ir.net/phoenix.zhtml?c=203541&p=irol-govHighlights). Shareholders may also request a copy in print from: Investor Relations, c/o Avago Technologies U.S. Inc., 350 West Trimble Road, Building 90, San Jose, CA 95131, U.S.A.

Audit Committee

The Audit Committee is currently comprised of Ms. Lien and Messrs. Diller and Macleod. The Audit Committee is responsible for assisting our Board with its oversight responsibilities regarding the following:

•	the quality and integrity of our financial statements and internal controls;

•	the appointment, compensation, retention, qualifications and independence of our independent registered public accounting firm;

•	the performance of our internal audit function and independent registered public accounting firm;

•	our compliance with legal and regulatory requirements; and

•	related party transactions.

The members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the Nasdaq Stock Market. Our Board has determined that Mr. Macleod is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of the Nasdaq Stock Market. Messrs. Diller and Macleod and Ms. Lien are independent directors as defined under the applicable rules and regulations of the SEC and the Nasdaq Stock Market. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and the Nasdaq Stock Market.

Compensation Committee

The Compensation Committee is currently comprised of Messrs. Davidson, Greene and Macleod. The Compensation Committee is responsible for determining our executives’ base compensation and incentive compensation, including designing (in consultation with management or the Board) and recommending to the Board for approval and evaluating, our compensation plans, policies and programs, administering our stock option and other equity based plans and approving the terms of equity-based grants pursuant to those plans. The Compensation Committee has the full authority to determine and approve the compensation of our chief executive officer in light of relevant corporate performance goals and objectives. We rely on the “controlled company” exemption from the requirement of having a fully independent Compensation Committee pursuant to the Nasdaq Stock Market rules. The Compensation Committee operates under a written charter that satisfies the applicable standards of the SEC and the Nasdaq Stock Market.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee was established in December 2009 and is currently comprised of Messrs. Clammer, Diller and Hao. The Nominating and Corporate Governance Committee is responsible for identifying qualified candidates to become directors, recommending to the Board candidates for all directorships, overseeing the annual evaluation of the Board and its committees and taking a leadership role in shaping the corporate governance of the Company. We rely on the “controlled company” exemption from the requirement of having a fully independent Nominating and Corporate Governance Committee pursuant to the Nasdaq Stock Market rules. The Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable standards of the SEC and the Nasdaq Stock Market.

Treasury Strategy Committee

The Treasury Strategy Committee is currently comprised of Messrs. Clammer and Hao, Mr. Douglas R. Bettinger, our Senior Vice President and Chief Financial Officer and Mr. Desmond Lim, our Vice President and Treasurer. The Treasury Strategy Committee is responsible for the oversight of treasury strategy and operations, reporting to our Board on an as-needed basis. The Treasury Strategy Committee meets on an ad hoc basis, as business needs necessitate.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, our directors, executive officers and any persons holding more than ten percent of our ordinary shares (“Reporting Persons”), are required to report, to the SEC and to the Nasdaq Stock Market, their initial ownership of our ordinary shares and other equity securities and any subsequent changes in that ownership, and to furnish us with copies of all these reports they file. As a matter of practice, an administrative staff member assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files these reports on their behalf.

Based solely on our review of the copies of such reports received by us or written representations from certain Reporting Persons that no Forms 3, 4 or 5 were required, we believe that during Fiscal Year 2009, all Reporting Persons complied with all applicable filing requirements.

CODE OF ETHICS AND BUSINESS CONDUCT

Our Board has adopted a Code of Ethics and Business Conduct that is applicable to all members of the Board, executive officers and employees, including our chief executive officer, chief financial officer and principal accounting officer. The Code of Ethics and Business Conduct is available in the “Investors—Governance” section of our website (http://phx.corporate-ir.net/phoenix.zhtml?c=203541&p=irol-govHighlights) under “Code of Ethics and Business Conduct.” Shareholders may also request a copy in print from: Investor Relations, c/o Avago Technologies U.S. Inc., 350 West Trimble Road, Building 90, San Jose, CA 95131, U.S.A.

ITEM 11.	EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Under the laws of Singapore, our shareholders must approve all cash compensation paid to our non-employee directors. We do not compensate our management directors for their service on the Board or any committee of the Board. We compensate our non-management directors (which are those directors not employed by us or any subsidiary) and independent non-management directors (directors not associated with any Equity Investor and otherwise considered independent) as follows:

	Annual Fee
	Non-Management Directors	Independent Non-Management Directors
Board membership (other than Chairman of the Board)	$50,000	$50,000
Chairman of the Board	$75,000	$75,000
Committee membership (other than Chairperson of the Audit Committee)(1)	—	$10,000
Chairperson of the Audit Committee	—	$25,000

(1)	In June 2009, the Board revised director compensation to pay independent non-management directors $10,000 per year for each committee of which they were a member. Prior to that time, independent non-management directors received $10,000 per year in the aggregate for all committee memberships.

Non-management directors also receive a grant of options to purchase 50,000 ordinary shares upon election to the Board. The exercise price per share of director options is equal to the fair market value of an ordinary share on the grant date, and director options expire five years from the date of grant, or earlier if the optionee ceases to be a director. Generally, director options become vested and exercisable with respect to 20% of the shares subject to the options nine months following the date the director commences service on the Board and on each anniversary of that date so that the options are completely vested and exercisable four years and nine months following the date the director commences service on the Board subject to continued service on the Board through each vesting date. However, options granted to our directors in April 2006 vest at a rate of 20% on each anniversary of December 1, 2005. Prior to our IPO, option grants were made to our directors under the Amended and Restated Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries (the “Senior Management Plan”). Following our IPO, any option grants to our directors will be made under the 2009 Equity Incentive Award Plan (the “2009 Plan”). Directors are also reimbursed for travel and other out-of-pocket expenses related to their attendance at Board and committee meetings.

The following table sets forth information regarding compensation earned by our non-employee directors during Fiscal Year 2009.

Name (a)	Fees Earned or Paid in Cash ($)(b)	Option Awards ($)(1)(d)	Total ($)(h)
Dick M. Chang	$75,000	$954,616	$1,029,616
Adam H. Clammer	$50,000	—	$50,000
James A. Davidson	$50,000	—	$50,000
James V. Diller	$60,000	—	$60,000
James H. Greene, Jr.	$50,000	—	$50,000
Kenneth Y. Hao	$50,000	—	$50,000
John R. Joyce	$50,000	—	$50,000
David Kerko	$50,000	$49,818	$99,818
Justine F. Lien	$67,500	$47,621	$115,121
Donald Macleod	$65,000	$45,324	$110,324
Bock Seng Tan	$50,000	—	$50,000

(1)	No stock options or other equity awards were granted to non-employee directors in Fiscal Year 2009. The amounts shown represent expense recognized by us in Fiscal Year 2009 related to options granted in prior fiscal years, determined in accordance with the provisions of Accounting Standards Codification 718 Compensation – Stock Compensation. Please see Note 10 to our Consolidated Financial Statements included in our Original Annual Report for the valuation assumptions used in determining such amounts. Additional information regarding the stock options held by each non-employee director is set forth in the table below:

Name	Grant Date	Number of Securities Underlying Options	Exercise Price per Share ($)	Aggregate Number of Securities Underlying Options Outstanding on November 1, 2009
Dick M. Chang(a)	1/31/2007	266,666	1.25

	1/31/2007	216,666	5.00

	1/31/2007	550,000	5.00

				1,033,332

Adam H. Clammer(b)	4/14/2006	50,000	5.00	50,000

James A. Davidson(b)	4/14/2006	50,000	5.00	50,000

James V. Diller(b)	4/14/2006	50,000	5.00	50,000

James H. Greene, Jr.(b)	4/14/2006	50,000	5.00	50,000

Kenneth Y. Hao(b)	4/14/2006	50,000	5.00	50,000

John R. Joyce(b)	4/14/2006	50,000	5.00	50,000

David Kerko(c)	7/31/2008	50,000	10.68	50,000

Justine F. Lien(c)	7/31/2008	50,000	10.68	50,000

Donald Macleod(c)	2/22/2008	50,000	10.22	50,000

Bock Seng Tan(b)	4/14/2006	50,000	5.00	20,000

(a)

Options to purchase 483,332 ordinary shares vested on January 31, 2007; options to purchase 550,000 ordinary shares, all of which have an exercise price of $5.00 per share, vest 25% annually over four years from January 31, 2007. The vested options automatically exercise upon the earliest of the termination of Mr. Chang’s service on the Board, a change in control or the fifth anniversary of the date of grant.
(b)	Each of the options granted vests with respect to 20% of the shares subject thereto on each anniversary of December 1, 2005. These options expire in April 2011. Mr. Tan exercised options to purchase 30,000 ordinary shares on August 5, 2009.
(c)	Each of the options granted vests with respect to 20% of the shares subject thereto on each anniversary of November 20, 2007 for Mr. Macleod, March 17, 2008 for Mr. Kerko and June 3, 2008 for Ms. Lien. These options expire five years after the date of grant.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

Our Compensation Committee reviews and approves compensation for all our executives.

We have in place a compensation strategy for our executives which focuses on both individual and Company performance. Compensation of our executives is structured around the achievement of near-term corporate targets (fiscal year metrics) as well as long-term business objectives and strategies. The Compensation Committee is responsible for evaluating and administering all of our compensation programs and practices to ensure that they properly compensate and reward, and that they appropriately drive, corporate performance while remaining competitive with comparable semiconductor companies competing in the same or similar markets. The Compensation Committee reviews and approves all compensation policies, including executive base salaries, bonuses and equity incentive compensation.

Our named executive officers (“NEOs”) for Fiscal Year 2009 were Hock E. Tan, President and Chief Executive Officer, Douglas R. Bettinger, Senior Vice President and Chief Financial Officer, Bryan T. Ingram, Senior Vice President and General Manager, Wireless Semiconductor Division, Boon Chye Ooi, Senior Vice President, Global Operations, Patricia H. McCall, Vice President and General Counsel, Bian-Ee Tan, former Chief Operating Officer and Fariba Danesh, former Senior Vice President and General Manager, Fiber Optics Product Division. Effective December 31, 2008, Mr. Bian-Ee Tan resigned from our Company for personal reasons. Effective September 18, 2009, Ms. Danesh resigned from our Company for personal reasons. Mr. Ooi joined our Company on January 15, 2009 as Senior Vice President, Global Operations.

Objectives and Philosophy of Our Executive Compensation Program

Our Compensation Committee has adopted a compensation philosophy which is intended to keep total cash compensation (base salary plus cash incentive reward) of our executives competitive with compensation at companies within our peer group, with total cash compensation (including incentive cash compensation) at the 75th percentile generally viewed as the upper end of the desired compensation for our executives. The Compensation Committee believes that setting cash compensation within this percentile of the market provides us a competitive position for attracting and retaining executives; provided, however, that our Compensation Committee will make exceptions to this philosophy when it determines it is necessary to attract or retain an executive with the experience and skills the Compensation Committee determines is desirable for a particular position, to provide additional incentive to an executive to achieve the Company’s goals or to maintain internal parity among executives with similar levels of responsibilities. When reviewing and setting compensation against market practices, the Compensation Committee uses industry based market compensation survey data, to which we refer in this Form 10-K/A as “Market Salary Surveys,” from the following data sources:

•	Radford Executive Survey (U.S.);

•	Radford Benchmark Survey (U.S.);

•	Radford International Survey; and

•	Mercer High Tech Salary Survey (Asia).

The companies the Compensation Committee used as a benchmark for reviewing and setting executive compensation, to which we refer in this Form 10-K/A as our “Peer Group Companies,” and those that participate in the Market Salary Surveys, are:

•	Altera Corporation;

•	Atmel Corporation;

•	Cypress Semiconductor Corporation;

•	Fairchild Semiconductor, Inc.;

•	International Rectifier Corporation;

•	Intersil Corporation;

•	LSI Logic Corporation;

•	Marvell Semiconductor, Inc.;

•	Maxim Integrated Products Inc.;

•	Microchip Technology Inc.;

•	National Semiconductor Corporation;

•	ON Semiconductor Corporation;

•	Qimonda North America;

•	Sharp Microelectronics of the Americas;

•	Spansion Inc.;

•	STMicroelectronics; and

•	Xilinx Inc.

In December 2009, our Compensation Committee, through management, retained Compensia, Inc. (“Compensia”) to act as compensation consultant and advise on the compensation of our executive officers for Fiscal Year 2010. Compensia does not provide any other services to us. In December 2009, our Compensation Committee revised our Peer Group Companies for the purposes of setting 2010 compensation for our executives using industry-based market surveys (the “2009 Market Salary Surveys”) prepared by Compensia to include the following:

•	Altera Corporation;

•	Atmel Corporation;

•	Cypress Semiconductor Corporation;

•	Fairchild Semiconductor, Inc.;

•	Finisar Corporation;

•	Intersil Corporation;

•	Linear Technology Corporation;

•	LSI Logic Corporation;

•	Marvell Semiconductor, Inc.;

•	Maxim Integrated Products Inc.;

•	Microchip Technology Inc.;

•	National Semiconductor Corporation;

•	ON Semiconductor Corporation; and

•	Xilinx Inc.

Allocation of equity to executives in the form of the opportunity to purchase ordinary shares is not currently based strictly on the practice at Peer Group Companies. At the time of the SPG Acquisition, we granted significant equity awards to executives in order to attract and retain them. We have from time to time made additional grants of options to our executive officers, typically in connection with their commencement of employment with us, in connection with a promotion or in connection with the assignment of increased responsibilities. When allocating equity, the Compensation Committee looks at each executive’s level of experience and expertise and overall value to our Company. Equity is a long term retention plan for key executives and is intended to reflect the value we place on their contribution to our Company. The Compensation Committee approves all equity grants made to executives.

Our compensation program for executives is designed to achieve the following:

•	attract and retain qualified, experienced and talented executives, understanding competitive pressures from our Peer Group Companies;

•	motivate and reward executives whose skills, knowledge and performance are critical to the on-going success of our Company;

•

encourage executives to focus on the achievement of corporate and financial performance goals and metrics by aligning the incentive reward program to the achievement of both functional/divisional goals and corporate goals; and

•

aligning the interests of our executives with those of our shareholders. A significant portion of total compensation paid to our executives is in the form of equity. As such, this serves both as a long term retention strategy and aims to align the interests of our executives with shareholders by tying a significant portion of each executive’s compensation to returns realizable by our shareholders.

Components of Our Executive Compensation Program

The components of our executive compensation program are:

•	annual base salary;

•	annual (fiscal year) cash incentive program;

•	equity incentive (opportunities to purchase ordinary shares); and

•	perquisites.

Annual Cash Compensation

Base Salary

Our Compensation Committee believes that a competitive base salary is a necessary element of any compensation program designed to attract, engage and retain key executives. Base salaries provide fixed, baseline compensation and are set at levels which are intended to be within a competitive range with similar positions at our Peer Group Companies. The base salaries of all our executives are reviewed annually by the Compensation Committee against positions of similar size and scope in our Peer Group Companies. Annual adjustments to an executive’s base salary take into account:

(i)	individual performance throughout the prior fiscal year (based on the achievement of divisional goals used in the annual cash incentive bonus plan, fiscal responsibility and senior leadership ability);

(ii)	the actual pay rate of our executives divided by market pay rates from the Market Salary Surveys (the “compa-ratio”);

(iii)	our ability to pay salary increases; and

(iv)	internal parity, where applicable.

Our Compensation Committee reviews and considers many factors in determining individual performance for the purposes of adjusting base salaries including such measures as unit or division performance against budget, achievement of unit or division sales goals, new product introductions and corporate strategy implementation. The process for internal parity involves comparing executives in peer roles to ensure that base salaries are comparable based on function, scope and responsibilities of the role and taking into account the executive’s experience, technical knowledge and expertise.

Taking into consideration business performance and the state of the broader economic environment at the time, the Compensation Committee decided that no merit increases would be awarded for Fiscal Year 2009. As such, no adjustments were made to the base salaries of our NEO’s during Fiscal Year 2009, except in the case of Ms. McCall, who received a market-based 7% base salary increase which took effect on February 1, 2009. In making this decision the Compensation Committee took into consideration that Ms. McCall’s base salary prior to the increase was at the 40th percentile of similar positions in our Peer Group Companies.

In connection with the commencement of Mr. Ooi’s employment in January 2009, our Compensation Committee set Mr. Ooi’s base salary at $450,000 following its review of base salaries paid to similarly situated executives at our Peer Group Companies and arms length negotiations.

In December 2009, the Compensation Committee undertook a market review of executive compensation, using the 2009 Market Salary Surveys prepared by Compensia, acting as an external consultant to management. Based on individual performance throughout Fiscal Year 2009, Market Salary Surveys and the 2009 Market Salary Surveys, the Compensation Committee approved the following market-based base salary increases:

Name	Percentage Increases	Base Salary (USD) Effective February 1, 2010
Hock E. Tan	12.0%	$700,000
Douglas R. Bettinger	10.0%	$385,000
Bryan T. Ingram	15.1%	$385,000
Patricia H. McCall	10.7%	$340,000

Mr. Ooi did not receive a market-based base salary increase since he currently receives a base salary that is at the 78th percentile for similar positions at our Peer Group Companies, which is above the 75th percentile the Compensation Committee generally views as the upper end of desired compensation for our senior executives.

Our Chief Executive Officer may recommend increasing the base salary of an executive at any time throughout the course of the year if a change in the scope of the executive’s role and responsibilities warrants an increase. In limited circumstances, our Chief Executive Officer may propose that an executive’s base salary be adjusted in response to a competitive threat or competitive labor market practice. The Compensation Committee approves any salary adjustments that are made during the fiscal year for executive officers.

Annual Cash Incentive Program

We have in place a performance based annual cash incentive bonus plan for all of our executive management. The plan is reviewed and approved on a year-to-year basis by our Compensation Committee. Company goals and business metrics are also reviewed and approved by the Compensation Committee prior to allocation. Our performance based annual cash incentive plan is designed to encourage and motivate the Chief Executive Officer to achieve corporate level goals and other executives to achieve both corporate level and functional/divisional level goals, thereby positively contributing to the growth and performance of the Company. In Fiscal Year 2009, the plan was structured to include a target bonus amount expressed as a percentage of base salary which could be achieved by meeting corporate and divisional goals and could be increased or decreased based on individual performance. The formula used to calculate an executive’s performance based bonus is as follows:

Bonus Amount = Target Bonus Amount x Group Performance Factor x Individual Performance Factor x Annual Base Salary

Target Bonus Amounts

Each of our executive officers participates in our performance based annual cash incentive bonus plan. Rates at which our executive officers participate in the performance based annual cash incentive bonus plan are expressed as a percent of base salary. Employees at the level of Vice President and below participate at rates set by a formula adopted by the Compensation Committee based on Market Salary Survey data for our Peer Group Companies, the levels and rates of participation used by Agilent prior to the SPG Acquisition and the Compensation Committee’s experience with similar programs. Our Compensation Committee did not follow a formula or otherwise weigh any of these factors, but rather used the factors as general background information prior to determining the participation rates of our NEOs. For executives at the level of Senior Vice President and above, the Compensation Committee sets the rate of participation based on its assessment of the executive’s experience, ability to influence corporate results and the competitive market data from the Market Salary Surveys for our Peer Group Companies. In particular, the Compensation Committee set the participation rates based on each executive’s experience in her or his role with our Company, the level of responsibility held by each executive, which the Compensation Committee believes directly correlates to her or his ability to influence corporate results, and the target bonuses utilized by our Peer Group Companies for senior executive officers. Each NEO’s target bonus amount can be calculated by multiplying his or her participation rate times his or her base salary and is included in the table set forth in the section below entitled “Annual Cash Incentive Program—Summary Bonus Table.”

Group Performance

Group performance for each executive, other than our Chief Executive Officer, consists of corporate performance and division/function performance, with each component equally weighted at 50%. Our Chief Executive Officer’s group performance is measured solely using corporate performance since our Chief Executive Officer has overall responsibility for our Company. A component of performance must be achieved at 50% before it is taken into account in calculating an executive’s bonus amount and cannot exceed 150% of the target for such component, except for Direct Expenses, which cannot exceed 120% of the target for such component.

The Compensation Committee determines corporate performance based on our achievement of corporate goals. The corporate goals for Fiscal Year 2009 were revenue growth as compared to the fiscal year ended November 2, 2008 (“Fiscal Year 2008”) and non-GAAP operating income, and each carried an equal weighting of 50% of group performance. The target for revenue growth for Fiscal Year 2009 was 6.7% as compared to Fiscal Year 2008 and the target for non-GAAP operating income was $309 million. In December 2009, the Compensation Committee determined that our Fiscal Year 2009 achievement of revenue growth was (12.6%). Given this represented an actual decline in revenue as compared to Fiscal Year 2008, attainment of this goal was at 0% of target. Preliminary non-GAAP operating income, used by the Compensation Committee to determine whether the target had been met, was $232.7 million, which corresponds to 55.6% of target. The weighted attainment for both corporate goals for Fiscal Year 2009 was 27.8%, which is calculated by dividing the sum of 0% revenue growth attainment and 55.6% non-GAAP operating income attainment by 2.

Actual Non-GAAP operating income for Fiscal Year 2009 was $231 million. Attainment levels were not subsequently adjusted as the actual non-GAAP operating income amount was not available until after bonuses had been approved and because the difference between the preliminary and actual amount was immaterial. Non-GAAP operating income of $231 million is calculated from our consolidated audited financial statements in our Original Annual Report by adding $79 million related to the amortization of acquisition-related intangibles

($58 million reported as amortization of intangible assets as part of cost of products sold and $21 million reported in amortization of intangible assets as part of operating expenses), $12 million related to share-based compensation expense, $34 million related to restructuring charges ($11 million related to cost of products sold and $23 million related to operating expenses), $54 million related to the termination of our advisory agreement with Kohlberg Kravis Roberts & Co. L.P. and Silver Lake Management Company, L.L.C., entered into in December 2005 (the “Advisory Agreement”), and $4 million related to selling shareholder expenses associated with our IPO to the $48 million reported as income from operations for Fiscal Year 2009.

The Compensation Committee determines an executive’s division/functional performance based on the achievement of goals by the division which the executive oversees. The Compensation Committee sets divisional/functional goals and their weightings based on its assessment of the business requirements of the particular division/function to which the goals relate and the relative importance of the goals to the division/function. Each of the divisional goals, and its respective weighting, for our NEOs is described in the table set forth in the section below entitled “Annual Cash Incentive Program—Summary Bonus Table”. Each divisional goal is set by the Compensation Committee to be difficult to attain and to require substantial effort on behalf of the division and the executive in charge of the division. Divisional/functional goals are not expected to be attained based on average or below average performance. In December 2009, the Compensation Committee determined that divisional/functional goals had been achieved at the levels set forth in the section below entitled “Annual Cash Incentive Program—Summary Bonus Table”.

Individual Performance

Individual performance is applied as a multiplier to the bonus amount calculated based on group performance. Individual performance is determined by the Compensation Committee with input from the Chief Executive Officer for each executive other than the Chief Executive Officer. In determining individual performance the Compensation Committee considers the requirements of the executive’s position including the achievement of the divisional goals set forth in the section below entitled “Annual Cash Incentive Program—Summary Bonus Table”, fiscal responsibility as determined by the Compensation Committee with input from the Chief Executive Officer, other than with respect to himself, such executive’s senior leadership capability and how each of these factors impacts the overall performance of the executive’s division and/or function. Executives who consistently meet or exceed the requirements of the position, as determined by the Compensation Committee, will receive a bonus multiplier of 150% of the bonus amount calculated using group performance. Executives who meet, and sometimes exceed, the key requirements of their position, as determined by the Compensation Committee, receive the bonus amount calculated at 100% using group performance. Executives who meet some, but not all, of the requirements of the position or for whom the Compensation Committee believes that improvement is needed will receive a bonus that is 50% of the bonus amount calculated using group performance. The Compensation Committee may adjust our Chief Executive Officer’s individual performance factor upwards or downwards in its sole discretion based on any additional criteria it determines appropriate.

For Fiscal Year 2009, the Compensation Committee determined that each of our NEOs, other than Mr. Bettinger and Mr. Ingram, met the key requirements of his or her position so that each NEO, other than Mr. Bettinger and Mr. Ingram, received an individual performance factor of 100%. The Compensation Committee has determined that both Mr. Bettinger and Mr. Ingram exceeded each of the requirements of their positions based on the overall performance of their respective division and function, the overachievement of the divisional and functional goals set forth in the section below entitled “Annual Cash Incentive Program—Summary Bonus Table”, their overall leadership capability, including, with respect to Mr. Bettinger, leadership during our IPO, and the Compensation Committee’s assessment of their ongoing value to us so that their individual performance factor was each set at 150%.

Discretionary Bonuses

Each year, our Compensation Committee may supplement the performance based cash incentive plan awards earned by our NEOs with discretionary bonuses which are awarded based on our Chief Executive

Officer’s recommendations, other than with respect to himself, and the Compensation Committee’s assessment of individual contributions.

In 2009, Mr. Ingram was paid a discretionary bonus of $15,750 in lieu of a mortgage subsidy to which he was entitled under an Agilent bonus program. The amount of Mr. Ingram’s mortgage subsidy substitute for Fiscal Year 2009 was determined based on the mortgage subsidy Mr. Ingram would have been entitled to had he remained employed by Agilent. Agilent’s obligation with respect to Mr. Ingram’s mortgage subsidy would have run through July 31, 2010, with decreasing amounts becoming payable each year. We are under no obligation to make the payment to Mr. Ingram and may increase or decrease it at any time, at our discretion.

In December 2009, our Compensation Committee awarded Mr. Hock E. Tan a discretionary bonus of $1 million based on his extraordinary leadership of our Company during Fiscal Year 2009, including the pivotal role Mr. Tan played in our IPO. Also in December 2009, our Compensation Committee awarded Mr. Ingram a discretionary bonus of $150,000 based on the performance during Fiscal Year 2009 of the Wireless Semiconductor Division, which is overseen by Mr. Ingram.

Summary Bonus Table

With respect to each NEO, divisional/functional and corporate goals were set and achieved, and bonuses were paid, as follows:

Name	Participation Rate as a Percentage of Base Salary	Bonus Metric	2009 Weighting as a Percentage of Bonus Target	2009 Achievement	2009 Payout (US$)
Hock E. Tan	120%	Corporate Performance	100%	28%
President and Chief Executive Officer		Total Performance-Based Bonus	100%	28%
					$208,503	(1)

Douglas R. Bettinger	75%	Direct Expenses	20%	120%
Senior Vice President and Chief Financial Officer		Service Level Agreements	20%	100%
		Asset Management	10%	143%
		Corporate Performance	50%	28%
		Total Performance-Based Bonus	100%	72.2%
					$284,288	(2)

Bryan T. Ingram	75%	Design Wins	25%	150%
Senior Vice President and General Manager, Wireless Semiconductor Division		Contribution Profit	25%	150%
		Corporate Performance	50%	28%
		Total Performance-Based Bonus	100%	88.9%
					$334,650	(2)(3)

Boon Chye Ooi	75%	Bill of Materials, Official Selling Price and Yield Cost Reduction	30%	91%
Senior Vice President, Global Operations		Direct Expenses	10%	120%
		Days of Inventory on Hand (DOH)	10%	51%
		Corporate Performance	50%	28%
		Total Performance-Based Bonus	100%	58.2%
					$151,589

Patricia H. McCall	40%	Direct Expenses	25%	119%
Vice President, General Counsel		Service Level Agreements	25%	100%
		Corporate Performance	50%	28%
		Total Performance-Based Bonus	100%	68.8%
					$84,485

(1)	The Compensation Committee approved an additional discretionary bonus of $1 million based on Mr. Tan’s performance in the capacity of Chief Executive Officer during Fiscal Year 2009. Performance factors specifically taken into account included our overall performance in Fiscal Year 2009 as compared to our Peer Group Companies and the completion of our IPO on August 6, 2009.

(2)	Bonus paid reflects an individual performance factor of 150%.
(3)	The Compensation Committee approved an additional discretionary bonus of $150,000 based on the performance of the Wireless Semi-conductor Division, overseen by Mr. Ingram, during Fiscal Year 2009.

In December 2009, the Compensation Committee increased Mr. Hock E. Tan’s participation rate in the annual cash incentive bonus plan from 120% to 150% effective in Fiscal Year 2010 based on its assessment of Market Salary Surveys, Mr. Hock E. Tan’s experience and overall leadership and management of us and our subsidiaries.

In connection with a separation agreement entered into with Ms. Danesh, and as the result of arms’ length negotiations, we agreed to pay Ms. Danesh $200,000 in lieu of any bonus that she could have earned pursuant to our annual cash incentive bonus plan through her resignation date of September 18, 2009, as part of her separation payment.

Equity Incentive Compensation

Our Compensation Committee believes that long term, sustainable growth and performance will be best facilitated through a culture of executive ownership that encourages long term investment and engagement by our executive management. The aim is also to align executive performance and behaviors to create a culture conducive to shareholder investment.

Our Compensation Committee approves options to purchase ordinary shares granted to executive officers. The size of initial (and any subsequent) grants for executives takes into account past equity grants, the executive’s position (level), compensation and the value the executive brings to the Company based on their technical experience, expertise and leadership capabilities. The philosophy behind option grants is to provide the executive with a strong incentive to build value in the Company over an extended period of time. While subsequent options may be proposed by our Chief Executive Officer and granted by the Compensation Committee, we do not have a set annual option grant program for executives.

Options to purchase ordinary shares that were granted to executives prior to our IPO are governed by the Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries (the “Executive Plan”), which is administered by the Compensation Committee. Generally, options granted under the Executive Plan vest in equal annual installments over five years based 50% upon the passage of time and 50% on our financial performance, as measured using non-GAAP operating income, subject in each case to continued employment with Avago. The operating income target used for performance-vested options is income (loss) from operations calculated in accordance with GAAP, but adjusted to exclude amortization of acquisition-related intangibles, share-based compensation, restructuring and asset impairment charges, acquired in-process research and development, (gain)/loss on extinguishment of debt, management and transaction fees payable to the Sponsors or their affiliates, and (income) loss from and (gain) loss on discontinued operations and other items eligible for exclusion. The Compensation Committee determined that non-GAAP operating income provides a better overall measure of our financial performance among periods than operating income calculated in accordance with GAAP would otherwise provide because the amounts not included in the non-GAAP operating income target are either non-recurring, in which case such amounts do not reflect the results of continuing operations for which our Compensation Committee wants our executives to be accountable, or, if recurring, are not related to our operating performance or are amounts over which our Compensation Committee believes our executives do not have control. For example, the Compensation Committee excludes share-based compensation from the operating income target because these expenses are not reflective of our operating performance, our share options typically do not require cash settlement by us and the share-based compensation expenses are often the result of complex calculations using an option pricing model that estimates share-based awards’ fair value based on factors such as volatility and risk-free interest rates that are beyond the control of our executives. The operating income targets have been set at levels our Compensation Committee has determined are challenging and will require substantial effort on the part of our executives and the Company in order to be attained. Our

Compensation Committee does not believe that future operating income targets will be achieved if our executives perform at an average or below average level. Pursuant to their initial terms, performance-vested options that do not become exercisable in a given year may be earned in future years, up to the fifth year following the date of grant, if performance in any future year exceeds the target for such year (“Catch-up Vesting”). As discussed below, in connection with our IPO, outstanding performance-based options were amended to eliminate performance targets or to provide for subsequent time-based vesting of options that do not vest in a particular year if performance targets are not met. Generally, the exercise price of options granted under the Executive Plan was equal to the fair market value of our ordinary shares on the date of grant as determined by our Compensation Committee or the Board.

The minimum non-GAAP operating income target for Fiscal Year 2009 for the vesting of our performance-vesting options was $256 million. In January 2010, our Compensation Committee determined none of our performance-vesting options vested based on Fiscal Year 2009 performance, since we did not achieve our performance-vesting target for Fiscal Year 2009 of non-GAAP operating income of $231 million. Non-GAAP operating income can be calculated from our consolidated audited financial statements in our Original Annual Report by adding $79 million related to the amortization of acquisition-related intangibles ($58 million reported as amortization of intangible assets as part of cost of products sold and $21 million reported in amortization of intangible assets as part of operating expenses), $12 million related to share-based compensation expense, $34 million related to restructuring charges ($11 million related to cost of products sold and $23 million related to operating expenses), $54 million Advisory Agreement termination fee and $4 million related to selling shareholder expenses associated with our IPO to the $48 million reported as income from operations for Fiscal Year 2009. The performance-vesting options that failed to vest based upon performance in Fiscal Year 2009 are subject to Catch-up Vesting whereby such options will vest to the extent we exceed our operating income targets in Fiscal Year 2010 and the executive remains employed through the vesting date. The operating income target for Fiscal Year 2010 is $392.1 million, with each increment of approximately $1.2 million in operating income above such amount resulting in Catch-Up Vesting of 1% for the performance-vesting options initially scheduled to vest in Fiscal Year 2009. Operating income targets for Fiscal Years 2011 and 2012 are $500 million and $650 million, respectively. Minimum operating income thresholds for Fiscal Years 2010, 2011 and 2012 are $272.7 million, $480 million and $620 million, respectively. Any performance-vesting options initially scheduled to vest based on our Fiscal Year 2009 performance that do not subsequently vest based on Fiscal Year 2010 performance will vest on the second anniversary of the initially scheduled vesting date, based solely on continued service through such date.

In January 2009, in connection with the commencement of his employment with us, our Compensation Committee granted Mr. Ooi an option to purchase 350,000 of our ordinary shares, with 175,000 of the shares subject to the option vesting at a rate of 20% per year subject to Mr. Ooi’s continued employment through the vesting date and 175,000 of the shares subject to the option vesting at a rate of 20% per year based on our financial performance as described above and Mr. Ooi’s continued employment through the vesting date. The per share exercise price for Mr. Ooi’s option is $8.12, which our Compensation Committee determined equaled the per share fair market value of our ordinary shares on the date of grant.

In March 2009, our Compensation Committee made a special broad-based option grant in order to provide incentive to our employees, including certain of our NEOs, in light of then current economic conditions, our Compensation Committee’s decision generally not to provide merit-based salary increases for Fiscal Year 2009 and the delay of our IPO. The per share exercise price of the options was set at $10.00, which was higher than the fair market value of our ordinary shares, as determined by our Board. Because of the higher exercise price and in light of the factors discussed above, our Compensation Committee established a vesting schedule of 20% per year based on each optionee’s continued employment through the vesting date, and no portion of the special grant vests based upon the performance of our Company. The number of our ordinary shares subject to each option grant generally correlated with the level of responsibility of the employees within our Company. As part of this broad-based grant, Mr. Hock E. Tan, Mr. Ingram, Ms. McCall and Ms. Danesh were granted options to purchase 300,000, 60,000, 50,000 and 50,000 of our ordinary shares, respectively. Mr. Bettinger and Mr. Ooi did not receive option grants in March 2009 since they had each received options in connection with the commencement of their employment with us in August 2008 and January 2009, respectively.

On July 20, 2009, the Compensation Committee approved the amendment of the performance-based options held by Mr. Hock E. Tan, Mr. Bettinger, Mr. Ingram and Ms. Danesh to remove the operating income targets and extend the vesting period. The amended options will vest two years after the date such options could first have vested had the performance targets for such options been achieved, provided that these individuals remain employed by us through the applicable vesting date. The Compensation Committee determined that the removal of performance targets was appropriate in light of our current financial projections, which are lower than when the revised performance targets were set, and the uncertainty then present in the global economy. In making its determination, the Compensation Committee heavily weighted the importance of providing these individuals significant incentives to continue with us for a substantial period following our IPO. In addition, the Compensation Committee amended all other outstanding performance-based options to provide that if performance targets for a particular year were not met the options will vest two years after the date the options could first have vested had the performance targets for such options been achieved, subject to any earlier Catch-Up Vesting, provided that the employee remains employed by us through the applicable vesting date.

The Compensation Committee granted options to purchase our ordinary shares effective prior to the pricing of our IPO under our 2009 Plan to certain of our employees, including Mr. Hock E. Tan, Mr. Bettinger, Mr. Ingram, Ms. McCall and Ms. Danesh, who were granted options to purchase 300,000, 50,000, 150,000, 50,000 and 50,000 ordinary shares, respectively. Mr. Ooi did not receive an option grant since he received options in connection with the commencement of employment with us in January 2009. In determining the number of ordinary shares subject to the options granted to each NEO, the Compensation Committee considered the level of responsibility of the NEO, the length of service of the NEO, the delay of our IPO and the previous option grants made to the NEO, while recognizing that these were a one-time special award in connection with our IPO. The options have an exercise price equal to the IPO price of $15.00 per share and expire ten years from August 5, 2009. The options granted to our NEOs will vest in two equal installments on each of the third and fourth anniversaries of the date of grant, subject to the executive’s continued employment with us through the vesting date. The Compensation Committee set the vesting schedule in a manner it believed would align our NEOs’ interests with the long-term interests of our shareholders. Ms. Danesh forfeited her option grant in connection with her termination of employment in September 2009.

Termination-Based Compensation

Separation compensation is determined by Company policy and any specific arrangements detailed in the executive’s employment agreement. Severance payments are typically comprised of a cash payment in lieu of salary, bonuses and/or coverage of health benefits for a limited period of time and, in some cases, option vesting acceleration. In addition to employment agreement provisions, the vesting of options granted under the Executive Plan accelerate with respect to 10% of the shares subject to the options if an executive is terminated in connection with the sale of his or her division. Our Compensation Committee must approve any exceptions to severance payments including any additional cash payments and any variance from the Executive Plan regarding the treatment of options. Executives who are terminated from Avago are required to sign a general release of all claims against Avago to receive any severance benefits.

Each of our NEOs, other than Mr. Bian-Ee Tan, is, or was during Fiscal Year 2009, eligible for severance benefits under his or her respective employment agreement with Avago. Mr. Ingram’s severance benefits upon termination of employment other than in connection with a change of control expired on November 1, 2009, pursuant to the terms of his employment agreement. The Compensation Committee provides termination benefits to our NEOs, other than Mr. Bian-Ee Tan, based on its review of severance practices at our Peer Group Companies and as the result of arms’ length negotiations at the time our executives enter into employment with us, at the time they are requested to take on additional responsibilities or to achieve parity with other NEOs. The level of benefits varies from executive to executive based on the level of responsibility of the executive and accommodations made through arms’ length negotiations.

On September 23, 2009, we entered into a Separation Agreement with Ms. Danesh. Pursuant to the Separation Agreement, we paid Ms. Danesh a separation payment of $567,271. In addition, we accelerated the vesting with respect to options to purchase 35,000 ordinary shares granted to Ms. Danesh in November 2007, as provided in Ms. Danesh’s employment agreement with us. The Separation Agreement also terminated Ms. Danesh’s Management Shareholders Agreement, permitted her to sell 10,451 co-investment shares, permits her to sell the minimum number of ordinary shares necessary to pay for the exercise price and withholding obligations associated with the exercise of her share options and requires her to hold all other shares owned or received upon exercise of her options until at least February 2, 2010. The Separation Agreement included a full release of claims against us. Our obligations under the Separation Agreement are conditioned upon Ms. Danesh abiding by the non-solicitation provisions of the Separation Agreement and her Employment Agreement for the twelve months period commencing September 18, 2009.

On April 7, 2009, we entered into an Employment Separation Agreement with Mr. Bian-Ee Tan. Pursuant to the agreement, we paid Mr. Tan an aggregate separation payment of $1,229,421 in exchange for his general release of all claims against us and our affiliates and his agreement to abide by the non-competition and non-solicitation provisions of his Employment Separation Agreement for the eighteen month period commencing on December 31, 2008. In connection with his termination of employment, Mr. Tan exercised all of his vested options to purchase 1,080,000 ordinary shares for an aggregate purchase price of $5,400,000, in a cashless exercise pursuant to which 574,382 ordinary shares were issued to Mr. Tan and 505,618 ordinary shares were withheld by us in satisfaction of the exercise price for such options. In addition, we exercised our call right to purchase ordinary shares held by Mr. Tan for $3,248,000, which represented the then fair market value of such shares, as determined by our Board.

The table below sets forth the severance benefits payable to each NEO under his or her respective employment agreement, offer letter or severance agreement, other than Mr. Bian-Ee Tan and Ms. Danesh, whose benefits are described in the preceding paragraphs, upon a termination of employment without cause, for good reason, because of death or because of disability occurring, in each case, apart from a change in control:

	Continued Base Salary	Bonus(1)	Health Benefits Continuation Coverage
Hock E. Tan	12 months	100%	—
Douglas R. Bettinger	9 months	50%	6 months
Bryan T. Ingram (2)	12 months	—	—
Boon Chye Ooi	6 months	50%	6 months
Patricia H. McCall	9 months	50%	6 months

(1)	Bonus payments are calculated using the lesser of the executive’s prior year’s bonus or prior year’s target bonus.
(2)	The severance provisions of Mr. Ingram’s employment agreement relating to termination of employment other than in connection with a change in control expired on November 1, 2009.

The table below sets forth the severance benefits payable to each NEO under his or her respective employment agreement, offer letter or severance agreement, other than Mr. Bian-Ee Tan and Ms. Danesh, whose termination benefits are described above, upon a termination of employment without cause, for good reason, because of death or because of disability occurring, in each case, in connection with a change in control. Each executive must provide a full release of claims in order to be eligible for his or her full severance payment.

	Continued Base Salary	Bonus(1)	Health Benefits Continuation Coverage	Option Vesting Acceleration (2)
Hock E. Tan	24 months	200%	—	12 months
Douglas R. Bettinger	12 months	100%	12 months	12 months
Bryan T. Ingram	12 months	100%	—	12 months
Boon Chye Ooi	12 months	100%	12 months	12 months
Patricia H. McCall	12 months	100%	12 months	12 months

(1)	Bonus payments are calculated using the lesser of the executive’s prior year’s bonus or prior year’s target bonus, except for Mr. Ingram, whose bonus payment is calculated using the lesser of his prior year’s bonus or target bonus for the fiscal year in which the termination occurs.
(2)	Accelerated vesting is limited to time-based options which would otherwise vest solely upon the executive’s continued employment.

For more detailed descriptions of the benefits provided to our NEOs upon a termination of employment, please see “Employment, Severance and Change of Control Agreements with Named Executive Officers” below.

Other Compensation

All of our executive officers are eligible to participate in certain benefits plans and arrangements offered to employees generally. Such benefits include health, dental, life and disability insurance and in the case of U.S. based executives, the 401(k) plan. We pay the full monthly premium for each U.S. based employee, including each executive, for basic medical coverage. For other medical, dental and vision coverage, we pay a portion of the cost and the employees, including executives, pay a portion of the cost. We pay 100% of the premium for all employees, including executives, for Basic Life Insurance, Accidental Death and Dismemberment, Business Travel Accident Insurance and the Employee and Family Assistance Plan. We pay 100% of the premiums for all Colorado employees, including executives, for Short Term and Long Term Disability. Employees in California, including executives, contribute .08% of the first $86,698 in annual earnings to the California Voluntary Disability Plan for Short Term Disability and we pay 100% of the premium for Long Term Disability. We provide access to a Group Universal Life and Long-Term Care coverage but the entire cost is paid by the employee, including executives.

Consistent with our overall compensation philosophy, we intend to continue to maintain our current benefits plan for executives as well as other employees. Our Compensation Committee in its discretion may revise, amend or add to any executive’s benefits and perquisites if it deems necessary.

U.S. based executives may also participate in the Avago Technologies U.S. Inc. Deferred Compensation Plan. For a description of the Deferred Compensation Plan, see footnote 1 of the 2009 Non-Qualified Deferred Compensation Table.

We determine perquisites on a case by case basis and will provide a perquisite to an NEO when we believe it is necessary to attract or retain the executive officer. In Fiscal Year 2009, the following executives received the following perquisites:

Name	Perquisites
Hock E. Tan, President and Chief Executive Officer	Reimbursement for travel to a residence in Pennsylvania.
Boon Chye Ooi, Senior Vice President, Global Operations	Housing subsidy, relocation allowance and de minimis flexible spending amount reimbursement.

Bian-Ee Tan, Former Chief Operating Officer	Housing allowance, club memberships, private health insurance, medical reimbursement, tax preparation service reimbursement and reimbursement of taxes in Malaysia as a result of services performed there.

Tax and Accounting Considerations

While the Compensation Committee and our Board generally consider the financial accounting and tax implications of its executive compensation decisions, neither element has been a material consideration in the compensation awarded to our NEOs historically. In addition, the Compensation Committee and our Board have considered the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to our executive officers. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for our Chief Executive Officer and each of the other NEOs (other than our Chief Financial Officer), unless compensation is performance-based. Our Board has not previously taken the deductibility limit imposed by Section 162(m) into consideration in setting compensation. Our Compensation Committee, however, intends to consider adopting a policy that, where reasonably practicable, we will seek to qualify the variable compensation paid to our executive officers for an exemption from the deductibility limitations of Section 162(m).

EXECUTIVE COMPENSATION

Fiscal Year 2009 Summary Compensation Table.

The following table sets forth information about compensation earned by our NEOs during Fiscal Year 2009, Fiscal Year 2008 and the fiscal year ended October 31, 2007 (“Fiscal Year 2007”). Our NEOs consist of our Chief Executive Officer, our Chief Financial Officer, each of our three other most highly compensated executive officers serving at the end of Fiscal Year 2009 and two former executive officers who left during Fiscal Year 2009 who would have been among the three other most highly compensated executive officers had they been serving as executive officers at the end of Fiscal Year 2009.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)		(1)(f)	(2)(j)	(k)		(l)
Hock E. Tan President and Chief Executive Officer	2009	625,008		1,000,000	(3)	324,172	208,503	42,882	(4)	2,200,565
	2008	623,468		0		2,276,807	915,000	34,269		3,849,544
	2007	600,000		600,000		2,039,654		47,642		3,287,296

Douglas R. Bettinger Senior Vice President and Chief Financial Officer	2009	350,000		0		326,620	284,288	9,000	(5)	969,908
	2008	87,500		165,593		67,529	86,121	0		406,743

Bryan T. Ingram Senior Vice President and General Manager, Wireless Semiconductor Division	2009	334,608		165,750	(6)	262,700	334,650	9,000	(5)	1,106,708
	2008	333,913		24,730		408,908	340,654	9,000		1,117,205
	2007	320,154		158,267		229,611	127,662	36,400		872,094

Boon Chye Ooi Senior Vice President, Global Operations	2009	336,372	(7)	0		158,745	151,589	247,521	(8)	894,227

Patricia H. McCall Vice President and General Counsel	2009	304,305		0		123,329	84,485	9,600	(9)	521,719

Bian-Ee Tan (11) Former Chief Operating Officer	2009	79,077		0		1,240,462	0	1,265,921	(12)	2,585,460
	2008	494,712		0		1,437,983	0	544,147		2,476,842
	2007	488,899		220,221		1,288,203	291,500	341,008		2,629,831

Fariba Danesh Former Senior Vice President and General Manager, Fiber Optics Product Division	2009	329,148		0		365,005	0	576,271	(10)	1,270,424
	2008	365,150		0		390,501	343,040	9,000		1,107,691

(1)	Represents expense recognized by us in Fiscal Years 2007, 2008 and 2009 related to options determined in accordance with ASC Topic 718, but excluding the impact of estimated forfeitures related to service-based vesting conditions. Please see Note 10 in the Consolidated Financial Statements included in our Original Annual Report for the valuation assumptions used in determining such amounts. The performance-based options granted prior to our adoption of ASC Topic 718 on November 1, 2006 were subject to variable accounting under Accounting Principles Board Opinion No. 25. For all options granted on or subsequent to our adoption of ASC Topic 718, we recorded expense under the fair value method for both time and performance vesting portions.
(2)	Represents amounts paid for Fiscal Year 2009 under our annual cash incentive program. Please see plan description in “—Compensation Discussion and Analysis—Annual Cash Compensation—Annual Cash Incentive Program” above.
(3)	Represents a discretionary bonus paid to Mr. Tan based on his performance in the capacity of Chief Executive Officer during Fiscal Year 2009.
(4)	Represents $9,000 401(k) employer match; and $33,882 reimbursement for travel to a residence in Pennsylvania.
(5)	Represents 401(k) employer match.
(6)	Represents $150,000 discretionary bonus paid to Mr. Ingram for his performance during Fiscal Year 2009 and $15,750 paid to Mr. Ingram as a cash bonus in lieu of a mortgage subsidy that Mr. Ingram was entitled to under an Agilent benefit program.
(7)	Mr. Ooi’s salary is set in U.S. Dollars but paid in Singapore Dollars. Mr. Ooi’s salary was converted into Singapore Dollars using the Accounting Rate for January 2009 (the month he commenced his employment with us) of 1.4416 Singapore Dollars per U.S. Dollar. At the end of each fiscal year, for financial reporting purposes and for the table above, salary amounts paid to Mr. Ooi in Singapore Dollars are converted back to U.S. Dollars using the Accounting Rate for October, the last month of our fiscal year. The Accounting Rate for October 2009 was 1.4161 Singapore Dollars to the U.S. Dollar as reported by Bloomberg L.P. The “Accounting Rate” for any month is the exchange ratio of the number of Singapore Dollars to one U.S. Dollar for the last business day of the preceding month, as reported by Bloomberg L.P.
(8)	Represents $47,199 aggregate monthly temporary housing allowance (converted from Singapore Dollars using the Accounting Rate for October 2009 of 1.4161 Singapore Dollars per U.S. Dollar), $200,000 relocation allowance and $322 healthcare flexible spending amount reimbursement (converted from Singapore Dollars using the Accounting Rate for October 2009 of 1.4161 Singapore Dollars per U.S. Dollar).

(9)	Represents $600 credit for not enrolling in medical plan and $9,000 401(k) employer match.
(10)	Ms. Danesh employment with us terminated on September 18, 2009. Represents $567,271 paid to Ms. Danesh as severance, $367,271 of which was related to base salary and $200,000 of which related to the target bonus Ms. Danesh could have earned based on performance through the date of her termination, and $9,000 401(k) employer match.
(11)	All sums presented for Mr. Bian-Ee Tan for 2009 are converted from Malaysian Ringgits using the October 30, 2009 exchange ratio of 3.4125 Malaysian Ringgits per U.S. Dollar as reported by x-rates.com. All sums presented for Mr. Bian-Ee Tan for 2008 are converted from Malaysian Ringgits using the November 2, 2008 exchange ratio of 3.5295 Malaysian Ringgits per U.S. Dollar as reported by x-rates.com, except $5,476 of all other income is converted from Singapore Dollars using the November 2, 2008 exchange ratio of 1.4732 Singapore Dollars per U.S. Dollar as reported by x-rates.com. All sums presented for Mr. Bian-Ee Tan for 2007 are converted from Malaysian Ringgits using the January 2008 exchange ratio of 3.3402 Malaysian Ringgits per U.S. Dollar as reported by Bloomberg L.P., except $838 of all other income which was converted from Singapore dollars using the Accounting Rate for January 2008 of 1.4541 Singapore Dollars per U.S. Dollar.
(12)	Mr. Bian-Ee Tan terminated employment with us on December 31, 2008. Represents $1,229,421 paid to Mr. Bian-Ee Tan as severance, $766,475 of which was related to his base salary and $462,946 of which was related to the target bonus that he would have earned based on performance had he remained employed with us through the date of payment, $21,805 estimated Malaysian tax reimbursement, $2,568 housing allowance and $12,127 Malaysian Provident Fund contributions.

Grant of Plan-Based Awards in Fiscal Year 2009

The following table sets forth information regarding grants of incentive awards during Fiscal Year 2009 to each of our NEOs.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards ($)(3) (l)
Name (a)	Grant Date (b)		Threshold ($) (c)	Target ($)(2) (d)	Maximum ($) (e)	Target (#) (f)	Options (#) (j)
Hock E. Tan			93,750	750,000	1,687,500
	3/3/2009	(4)					300,000	10.00	965,310
	7/20/2009	(5)					570,000	5.00	5,864,050	(6)
	8/5/2009	(7)					300,000	15.00	1,994,040
Douglas R. Bettinger			6,563	262,500	590,625
	7/20/2009	(5)					120,000	10.68	1,340,693	(6)
	8/5/2009	(7)					50,000	15.00	332,340
Bryan T. Ingram			15,685	250,950	564,638
	3/3/2009	(4)					60,000	10.00	193,062
	7/20/2009	(5)					64,168	5.00	660,148	(6)
	7/20/2009	(5)					71,667	10.22	612,029	(6)
	8/5/2009	(7)					150,000	15.00	997,020
Boon Chye Ooi			8,438	343,575	773,044
	1/15/2009	(4)					175,000	8.12	795,008
	1/15/2009	(8)				175,000		8.12	795,008
	7/20/2009	(9)					175,000	8.12	1,850,672	(6)
Patricia H. McCall			7,608	122,800	276,300
	3/3/2009	(4)					50,000	10.00	160,885
	7/20/2009	(9)					32,000	10.22	271,896	(6)
	8/5/2009	(7)					50,000	15.00	332,340
Bian-Ee Tan			9,562	382,474	860,566
Fariba Danesh			10,306	273,863	616,191
	3/3/2009	(4)					50,000	10.00	160,885
	7/20/2009	(5)					80,000	6.48	731,013	(6)
	7/20/2009	(5)					52,500	10.22	597,793	(6)
	8/5/2009	(7)					50,000	15.00	332,340
	9/18/09	(10)					35,000	10.22	209,941

(1)

Threshold amount for Mr. Hock E. Tan is 12.5% of his target bonus amount, calculated based on the achievement of a single corporate goal at 50% of the target for such goal and using the minimum individual performance factor. Threshold amount for each of Messrs. Bettinger and Ooi is 2.50% of his target bonus amount, for Mr. Ingram and Ms. McCall is 6.25% of his and her target bonus amounts, and for Ms. Danesh was 4.18% of her target bonus amount, in each case, calculated based on the achievement of a single divisional goal at 50% of the target for such goal and using the minimum individual performance factor. Maximum bonus payable is 225% of the target bonus amount, which assumes maximum (150%) performance for each corporate and divisional goal and uses the maximum individual performance factor (150%). The target bonus amount can also be calculated by multiplying the base salary of each named executive officer times the participation rate of such executive as set forth in the “Annual Cash Incentive Program—Summary Bonus Table” above. For example, Mr. Ingram’s target amount of $250,950 can be calculated by multiplying 75% times his base salary of $334,600, and his minimum amount can be calculated by multiplying 6.25% times his target amount.

(2)	Mr. Hock E. Tan’s target bonus participation rate for Fiscal Year 2009 was 120%. Messrs. Bettinger, Ingram, Ooi, Bian-Ee Tan and Ms. Danesh’s target bonus participation rate is 75% of base salary and Ms. McCall’s target bonus participation rate is 40% of base salary.
(3)	The grant date fair value of these options was determined in accordance with ASC Topic 718. Please see Note 10 to the Consolidated Financial Statements included in our Original Annual Report for the valuation assumptions used in determining such amounts.
(4)	Options vest at the rate of 20% of the shares subject thereto on each anniversary of the date of grant subject to the executive’s continued employment with Avago.
(5)	Represents the date the vesting schedule of this option award was materially modified to remove the operating income targets and extend the vesting period. The amended options will vest two years after the date such options could first have vested had the performance targets for such options been achieved, provided that the individual remains employed by us through the applicable vesting date.
(6)	Represents incremental fair value of the amendment on July 20, 2009 of performance-based options held by the executive, calculated in accordance with ASC Topic 718. Please see Note 10 to the Consolidated Financial Statements included in our Original Annual Report for the valuation assumptions used in determining the incremental fair value.
(7)	Options vest at the rate of 50% of the shares subject thereto on each of the third and fourth anniversaries of the date of grant subject to the executive’s continued employment with Avago.
(8)	Options vest at a rate of 20% per year on each anniversary of the date of grant subject to the executive’s continued employment with Avago and the attainment of specified financial targets. If the specified financial targets are not met, the options will vest two years after the date such options could first have vested had the specified financial targets for such options been achieved, subject to earlier Catch-Up Vesting.
(9)	Represents the date the vesting schedule of this option award was materially modified to provide that if performance targets for a particular year are not met the options will vest two years after the date the options could first have vested had the performance targets for such options been achieved, subject to any earlier Catch-Up Vesting, provided that the individual remains employed by us through the applicable vesting date.
(10)	Ms. Danesh’s employment with us terminated effective September 18, 2009. Represents the incremental fair value of the acceleration on September 18, 2009 of options held by Ms. Danesh, in accordance with the terms of her employment agreement, calculated in accordance with ASC Topic 718. Please see Note 10 to the Consolidated Financial Statements included in our Original Annual Report for the valuation assumptions used in determining the incremental fair value.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table sets forth grants of stock options outstanding on November 1, 2009, the last day of Fiscal Year 2009, to each of our NEOs.

	Option Awards
Name (a)	Vesting Reference Date		Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Hock E. Tan	12/1/2005	(1)	1,214,102	940,000		5.00	4/12/2016
	3/3/2009	(2)		300,000		10.00	3/2/2019
	8/5/2009	(3)		300,000		15.00	8/4/2019

Douglas R. Bettinger	8/4/2008	(4)	60,000	240,000		10.68	8/3/2018
	8/5/2009	(3)		50,000		15.00	8/4/2019

Bryan T. Ingram	12/1/2005		50,151			1.25	1/23/2015
	12/1/2005	(5)	154,998	103,336		5.00	11/30/2015
	12/1/2005	(6)	37,500	25,000		5.00	4/23/2016
	11/1/2007	(7)	53,748	125,418		10.22	10/31/2017
	3/3/2009	(2)		60,000		10.00	3/2/2019
	8/5/2009	(3)		150,000		15.00	8/4/2019

Boon Chye Ooi	1/15/2009	(8)		175,000	175,000	8.12	1/14/2019

Patricia H. McCall	3/23/2007	(8)	32,000	24,000	24,000	10.22	6/4/2017
	2/22/2008	(8)	4,000	8,000	8,000	10.22	2/21/2018
	3/3/2009	(2)		50,000		10.00	3/2/2019
	8/5/2009	(3)		50,000		15.00	8/4/2019

Fariba Danesh(9)	6/16/2006		195,000			6.48	12/19/2009
	11/1/2007		70,000			10.22	12/19/2009

(1)	Options to purchase 185,000 shares will vest on each of the fourth and fifth anniversaries of the Vesting Reference Date and options to purchase 285,000 shares will vest on each of the sixth and seventh anniversaries of the Vesting Reference Date, in each case, subject to Mr. Tan’s continued employment with Avago.
(2)	Options vest at the rate of 20% of the shares subject thereto on each anniversary of the Vesting Reference Date subject to the executive’s continued employment with Avago.
(3)	Options vest at the rate of 50% of the shares subject thereto on each of the third and fourth anniversaries of the Vesting Reference Date subject to the executive’s continued employment with Avago.
(4)	Options to purchase 30,000 shares vest on the second, third, sixth and seventh anniversaries of the Vesting Reference Date and options to purchase 60,000 shares vest on the fourth and fifth anniversaries of the Vesting Reference Date subject to Mr. Bettinger’s continued employment with Avago.
(5)	Options to purchase 25,834 shares vest on the fourth, fifth, sixth and seventh anniversaries of the Vesting Reference Date subject to Mr. Ingram’s continued employment.
(6)	Options to purchase 6,250 shares vest on the fourth, fifth, sixth and seventh anniversaries of the Vesting Reference Date subject to Mr. Ingram’s continued employment.
(7)	Options to purchase 17,916 shares vest on the third, sixth and seventh anniversaries of the Vesting Reference Date and options to purchase 35,832 shares vest on the fourth and fifth anniversaries of the Vesting Reference Date, in each case, subject to Mr. Ingram’s continued employment.
(8)	Options vest 50% based upon the passage of time and the optionee’s continued employment with Avago and 50% based upon achieving specified financial targets, in each case, at a rate of 20% per year over five years on each anniversary of the Vesting Reference Date. Performance-based options that do not vest if performance targets for a particular year are not met will vest two years after the date such options could first have vested had the performance targets for such options been achieved, subject to any earlier Catch-Up Vesting.
(9)	Ms. Danesh’s employment with us terminated effective September 18, 2009. Under Ms. Danesh’s separation agreement, December 19, 2009 was the last day of her 90-day post-termination exercise period.

On July 20, 2009, the Compensation Committee approved the amendment of the performance-based options held by Mr. Hock Tan, Mr. Bettinger, Mr. Ingram and Ms. Danesh to remove the performance targets and extend the vesting schedule. See “Compensation Discussion and Analysis — Equity Incentive Compensation” above for more information.

Option Exercises in Fiscal Year 2009

The following table shows information regarding the exercise of options to purchase our ordinary shares during the year ending November 1, 2009. Our NEOs do not hold unvested stock awards.

	Option Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise ($) (c)
Name (a)	(#) (b)
Hock E. Tan (1)	195,898	1,958,980
Bryan T. Ingram (2)	16,515	227,081
Bian-Ee Tan (3)	1,080,000	1,900,800

(1)	Represents options exercised in connection with our IPO. Value realized on exercise is calculated based on an exercise price per share of $5.00 and a market price per share at exercise of $15.00, the IPO price at which the shares were sold.
(2)	Represents options exercised in connection with our IPO. Value realized on exercise is calculated based on an exercise price per share of $1.25 and a market price per share at exercise of $15.00, the IPO price at which the shares were sold.
(3)	Represents options exercised in connection with Mr. Bian-Ee Tan’s termination of employment, in a cashless exercise. Value realized on exercise is calculated based on an exercise price of $5.00 per share and a market price per share at exercise of $6.76, which was the then fair market value of the shares as determined by the Board. 505,618 ordinary shares were withheld by us in satisfaction of the aggregate exercise price of the options.

2009 Non-Qualified Deferred Compensation

The following table sets forth information regarding contributions and earnings under the Avago Technologies U.S. Inc. Deferred Compensation Plan during Fiscal Year 2009.

Name (a)	Registrant Contributions in Fiscal Year 2009 ($)(1) (c)	Aggregate Earnings in Fiscal Year 2009 ($)(2) (d)	Aggregate Withdrawals / Distribution ($) (e)	Aggregate Balance at November 1, 2009 ($) (f)
Douglas R. Bettinger	12,918	3,137	0	16,055
Bryan T. Ingram	0	2,037	0	13,801
Patricia H. McCall	5,712	3,742	0	27,460

(1)	The Avago Technologies U.S. Inc. Deferred Compensation Plan is an unfunded and unsecured deferred compensation arrangement that is designed to allow the participants to defer a specified percentage of their base salary, commissions and/or bonuses in a manner similar to the way in which the Avago Technologies U.S. Inc. 401(k) plan operates, but without regard to the maximum deferral limitations imposed on 401(k) plans by the Internal Revenue Code. In addition, we may make discretionary contributions to participant accounts. As required by applicable law, participation in the Deferred Compensation Plan is limited to a group of our management employees who have an annual base salary plus targeted commissions of at least $175,000, which group includes each of our U.S. based NEOs.

Amounts deferred by each participant pursuant to the Deferred Compensation Plan are credited to a bookkeeping account maintained on behalf of that participant. Amounts credited to each participant under the Deferred Compensation Plan are periodically adjusted for earnings and/or losses at a rate that is equal to one or more of the measurement funds elected by a participant. Currently, the measurement funds consist of the following: Fidelity Retirement Government Money Market Portfolio, PIMCO Total Return

Fund Institutional Class, Mainstay ICAP Equity Fund – Class I, Goldman Sachs Small Cap Value Fund Institutional Class, MainStay Large Cap Growth Fund – Class I, Spartan® U.S. Equity Index Fund Investor Class, Fidelity Contrafund®, Wells Fargo Advantage Discovery Fund – Institutional, Templeton Foreign Fund Class A, Fidelity Freedom Funds®, Fidelity Freedom Income Fund®, Fidelity Freedom 2000 Fund®, Fidelity Freedom 2005 Fund®, Fidelity Freedom 2010 Fund®, Fidelity Freedom 2015 Fund®, Fidelity Freedom 2020 Fund®, Fidelity Freedom 2025 Fund®, Fidelity Freedom 2030 Fund®, Fidelity Freedom 2035 Fund®, Fidelity Freedom 2040 Fund®, Fidelity Freedom 2045 Fund® and Fidelity Freedom 2050 Fund®.

Distributions are made in accordance with elections filed by participants at the time of their initial deferrals and distributions occur in a lump sum upon death or total disability and in a lump sum or installments upon a participant’s separation of service. Distributions are also made in the event of a change in control of our Company.

(2)	Amounts reflected are not included in the “Fiscal Year 2009 Summary Compensation Table” because the earnings and losses are not “above-market.” These amounts include dividends, interest and change in market value.

Employment, Severance and Change of Control Agreements with Named Executive Officers

Hock E. Tan

We entered into an offer letter with Hock E. Tan on March 28, 2006 which was amended and restated in on July 17, 2009. Mr. Tan’s offer letter provides that Mr. Tan will be our President and Chief Executive Officer commencing March 31, 2006 and that he will be a member of our Board. Mr. Tan’s offer letter entitles him to a base salary of $625,000 per year with a target bonus opportunity of 120% of his base salary. Mr. Tan’s offer letter also provides for the grant of an option to purchase 950,000 ordinary shares with 225,000 shares subject to the option vesting 20% per year based upon Mr. Tan’s continued employment and 725,000 shares subject to the option vesting 20% per year based upon us attaining specified performance targets. In accordance with his offer letter, Mr. Tan purchased $2 million in ordinary shares and was granted additional non-qualified options to purchase 1,400,000 ordinary shares. Mr. Tan’s offer letter agreement provides that he will be eligible to participate in all employee benefit plans made available to executive officers, is entitled to enter into an indemnification agreement and must enter into our standard agreement regarding confidential information and proprietary developments. Mr. Tan’s offer letter agreement entitled him to the payment of a relocation bonus in the amount of one month’s base salary which was paid in a single lump sum following his commencement of employment.

Mr. Tan’s offer letter provides Mr. Tan with severance in the event of the termination of his employment without cause, because of death or disability or a resignation by him for good reason, provided that, in each case, Mr. Tan executes and does not revoke a general release of all claims against us and our affiliates within 60 days following his termination of employment. If the termination of employment without cause, because of death or disability or resignation for good reason takes place within the three months prior to or the 12 months following a change in control, we must provide Mr. Tan with (a) continued salary payments for 24 months following his termination or resignation, (b) an amount equal to 200% of the lesser of Mr. Tan’s prior year’s bonus or target bonus, in both (a) and (b), payable in 24 monthly installments, and (c) 12 months accelerated vesting for those options held by Mr. Tan which would otherwise vest based upon the passage of time and his continued employment. If the termination of employment without cause or resignation for good reason takes place more than three months prior to or more than 12 months following a change in control, Mr. Tan is entitled to (a) continued salary payments for 12 months following his termination or resignation and (b) an amount equal to the lesser of his prior year’s bonus or target bonus, in both (a) and (b), payable in 12 monthly installments.

Douglas R. Bettinger

We entered into an offer letter with Douglas R. Bettinger on July 4, 2008. Mr. Bettinger’s offer letter provides that Mr. Bettinger will be our Senior Vice President and Chief Financial Officer. Mr. Bettinger’s offer letter entitles him to a base salary of $350,000 per year and a target bonus opportunity of 75% of his base salary. Mr. Bettinger’s offer letter also provides for the grant of an option to purchase 300,000 of our ordinary shares with 150,000 of the shares subject to the option vesting at a rate of 20% per year based upon Mr. Bettinger’s continued employment and 150,000 of the shares subject to the option vesting at a rate of 20% per year based upon us attaining specified performance targets and Mr. Bettinger’s continued employment. Mr. Bettinger’s offer letter agreement provides that he will be eligible to participate in all employee benefit plans made available to executive officers, is entitled to enter into an indemnification agreement and must enter into the standard agreement regarding confidential information and proprietary developments.

Mr. Bettinger’s offer letter provides him with severance in the event of the termination of his employment without cause, because of death or disability or a resignation by him for good reason, provided that, in each case, Mr. Bettinger executes and does not revoke a general release of all claims against us and our affiliates within 60 days of any such termination. If the termination of employment without cause, because of death or disability or resignation for good reason takes place within 12 months following a change in control, we must provide Mr. Bettinger with (a) 12 months of continued salary payments commencing on the sixtieth day following his separation from us, (b) an amount equal to 100% of the lesser of Mr. Bettinger’s prior year’s bonus or target bonus payable in 12 monthly installments commencing on the sixtieth day following his separation from us, (c) 12 months accelerated vesting for those options held by Mr. Bettinger which would otherwise vest based upon the passage of time and his continued employment, and (d) the payment of continued health, dental and vision insurance premiums for Mr. Bettinger and any covered dependents for 12 months, or, if earlier, until Mr. Bettinger is covered under similar plans of a new employer. If Mr. Bettinger’s termination of employment without cause, because of death or disability or a resignation for good reason takes place prior to or more than 12 months following a change in control, Mr. Bettinger is entitled to (a) nine months of continued salary payments commencing on the sixtieth day following his separation from us, (b) an amount equal to the lesser of 50% of his prior year’s bonus or target bonus payable in nine monthly installments commencing on the sixtieth day following his separation from us, and (c) the payment of continued health, dental and vision insurance premiums for Mr. Bettinger and any covered dependents for six months, or, if earlier, until Mr. Bettinger is covered under similar plans of a new employer.

Bryan T. Ingram

Avago Technologies U.S. Inc., our wholly owned subsidiary, entered into an employment agreement with Bryan T. Ingram on October 30, 2007, effective as of November 1, 2007, which was amended and restated on July 17, 2009. Mr. Ingram’s employment agreement provides that Mr. Ingram will be our Senior Vice President and General Manager, Wireless Semiconductor Division. Mr. Ingram’s employment agreement entitles him to a base salary of $334,608 per year (as adjusted from time to time) with a target bonus opportunity of 75% of his base salary. Mr. Ingram’s employment agreement provides that he will be eligible for equity incentive awards and to participate in all employee benefit plans made available to similarly situated employees.

Mr. Ingram’s employment agreement provides that in the event of the termination of his employment with us by us without cause, his death or disability, or a resignation by him for good reason prior to November 1, 2009, we must provide him with 12 months continued salary payments following such termination or resignation, and the accelerated vesting of options to purchase ordinary shares held by Mr. Ingram which would otherwise have vested had he continued his employment with us through November 1, 2009. These severance benefits under Mr. Ingram’s employment agreement expired on November 1, 2009. If Mr. Ingram’s employment is terminated by us without cause, because of his death or disability, or he resigns for good reason after November 1, 2009 and within the three months prior to or 12 months following a change in control, Mr. Ingram is entitled to (a) 12 months continued salary payments, (b) an amount equal to the lesser of his prior year’s bonus or target bonus for the fiscal year in which the termination occurs, and (c) 12 months of accelerated vesting for those options to purchase ordinary shares held by Mr. Ingram which would otherwise vest based solely upon the passage of time and his continued employment. Under the employment agreement, Mr. Ingram must execute, and not revoke, a general release of all claims against us and our affiliates within 60 days of his termination of employment, and any continued salary payments are subject to Mr. Ingram continuing to abide by the noncompetition and nonsolicitation provisions of his employment agreement.

Boon Chye Ooi

We entered into an offer letter with Boon Chye Ooi on December 10, 2008, effective as of January 5, 2009. Mr. Ooi’s offer letter provides that Mr. Ooi will be our Senior Vice President of Operations. Mr. Ooi’s employment agreement entitles him to a base salary of $450,000 per year and a target bonus opportunity of 75% of his base salary. Mr. Ooi’s employment agreement also provides for the grant of an option to purchase 350,000 of our ordinary shares, with 175,000 of the shares subject to the option vesting at a rate of 20% per year based upon Mr. Ooi’s continued employment and 175,000 of the shares subject to the option vesting at a rate of 20% per year based upon us attaining specified performance targets and Mr. Ooi’s continued employment. In addition, Mr. Ooi’s employment agreement provides him with a one-time relocation payment of $200,000 to assist with his relocation to Singapore; a temporary housing allowance of $7,000 Singapore dollars (approximately US$4,943, converted from Singapore Dollars using the Accounting Rate for October 2009 of 1.4161 Singapore Dollars per U.S. Dollar) per month for 12 months; two, one-way business class airfares, once per calendar year, for home leave; assistance with preparation of taxation returns and tax-equalization payment. Mr. Ooi’s employment agreement provides that he will be eligible to participate in all employee benefit plans made available to executive officers in Singapore, is entitled to enter into an indemnification agreement and he must enter into the standard agreement regarding confidential information and proprietary developments.

Mr. Ooi’s offer letter provides him with severance in the event of the termination of his employment without cause, because of death or disability or a resignation by his for good reason, provided that, in each case, Mr. Ooi executes and does not revoke a general release of all claims against us and our affiliates within 60 days of any such termination. If the termination of employment without cause, because of death or disability or resignation for good reason takes place within 12 months following a change in control, we must provide Mr. Ooi with (a) 12 months of continued salary payments commencing on the sixtieth day following his separation from us, (b) an amount equal to 100% of the lesser of Mr. Ooi’s prior year’s bonus or target bonus payable in 12 monthly installments commencing on the sixtieth day following his separation from us, (c) 12 months accelerated vesting for those options held by Mr. Ooi which would otherwise vest based upon the passage of time and his continued employment, and (d) the payment of continued health, dental and vision insurance premiums for Mr. Ooi and any covered dependents for 12 months, or, if earlier, until Mr. Ooi is covered under similar plans of a new employer. If Mr. Ooi’s termination of employment without cause or resignation for good reason takes place prior to or more than 12 months following a change in control, Mr. Ooi is entitled to (a) six months of continued salary payments commencing on the sixtieth day following his separation from us, (b) an amount equal to the lesser of 50% of his prior year’s bonus or target bonus payable in six monthly installments commencing on the sixtieth day following his separation from us, and (c) the payment of continued health, dental and vision insurance premiums for Mr. Ooi and any covered dependents for six months, or, if earlier, until Mr. Ooi is covered under similar plans of a new employer.

Patricia H. McCall

We entered into an offer letter with Patricia H. McCall on March 20, 2007. Ms. McCall’s offer letter provides that Ms. McCall will be our Vice President and General Counsel. Ms. McCall’s offer letter entitles her to a base salary of $275,000 per year and a target bonus opportunity of 40% of her base salary. Ms. McCall’s offer letter also provides for the grant of an option to purchase 80,000 of our ordinary shares, with 40,000 of the shares subject to the option vesting at a rate of 20% per year based upon Ms. McCall’s continued employment and 40,000 of the shares subject to the option vesting at a rate of 20% per year based on us attaining specified performance targets and Ms. McCall’s continued employment. Ms. McCall’s offer letter agreement provides that she will be eligible to participate in all employee benefit plans made available to executive officers, is entitled to enter into an indemnification agreement and she must enter into the standard agreement regarding confidential information and proprietary developments.

We also entered into a Severance Benefit Agreement with Ms. McCall effective December 18, 2008. Ms. McCall’s Severance Benefit Agreement provides her with severance in the event of the termination of her employment without cause, because of death or disability or a resignation by her for good reason, provided that, in each case, Ms. McCall executes and does not revoke a general release of all claims against us and our affiliates within 60 days of any such termination. If the termination of employment without cause, because of death or disability or resignation for good reason takes place within 12 months following a change in control, we must provide Ms. McCall with (a) 12 months of continued salary payments commencing on the sixtieth day following her separation from us, (b) an amount equal to 100% of the lesser of Ms. McCall’s prior year’s bonus or target bonus payable in 12 monthly installments commencing on the sixtieth day following her separation from us, (c) 12 months accelerated vesting for those options held by Ms. McCall which would otherwise vest based upon the passage of time and her continued employment, and (d) the payment of continued health, dental and vision insurance premiums for Ms. McCall and any covered dependents for 12 months, or, if earlier, until Ms. McCall is covered under similar plans of a new employer. If Ms. McCall’s termination of employment without cause, because of death or disability or a resignation for good reason takes place prior to or more than 12 months following a change in control, Ms. McCall is entitled to (a) nine months of continued salary payments commencing on the sixtieth day following her separation from us, (b) an amount equal to the lesser of 50% of her prior year’s bonus or target bonus payable in nine monthly installments commencing on the sixtieth day following her separation from us, and (c) the payment of continued health, dental and vision insurance premiums for Ms. McCall and any covered dependents for six months, or, if earlier, until Ms. McCall is covered under similar plans of a new employer.

Bian-Ee Tan

In November 2005, in anticipation of the SPG Acquisition, Avago Technologies (Malaysia) Sdn. Bhd. entered into an employment agreement with Mr. Bian-Ee Tan typical of those entered into with other management employees who would be joining Avago. Mr. Tan’s annual base salary was set at approximately $371,597 (using the November 2, 2008 exchange ratio of 3.5295 Malaysian Ringgits per U.S. Dollar as reported by x-rates.com). The agreement gave either party the right to terminate employment on one month’s written notice or payment in lieu of notice. Benefits, tax and payroll conditions were determined at the close of the SPG Acquisition. In October 2006, because he would otherwise have had to retire pursuant to Company practice, Mr. Tan’s employment was extended through December 2011 on the same terms and conditions.

On April 7, 2009, we entered into an Employment Separation Agreement with Mr. Tan. Pursuant to the agreement, we paid Mr. Tan an aggregate separation payment of $1,229,421 in exchange for a general release of all claims against us and our affiliates and his agreement to abide by the non-competition and non-solicitation provisions of the Employment Separation Agreement for the eighteen-month period commencing on December 31, 2008. In connection with his termination of employment, Mr. Tan exercised vested options to purchase 1,080,000 ordinary shares for an aggregate purchase price of $5,400,000 in a cashless exercise pursuant to which 574,382 ordinary shares were issued to Mr. Tan and 505,618 ordinary shares were withheld by us in satisfaction of the exercise price for such options. In addition, we exercised our call right to purchase ordinary shares held by Mr. Tan for $3,248,000, which represented the then fair market value of the shares as determined by our Board.

Fariba Danesh

Avago Technologies U.S. Inc., our wholly owned subsidiary, entered into an employment agreement with Fariba Danesh on October 30, 2007, effective as of November 1, 2007 which was amended and restated in July 2009. Ms. Danesh’s employment agreement provides that Ms. Danesh will be Avago’s Senior Vice President and General Manager, Fiber Optics Products Division. Ms. Danesh’s employment agreement entitles her to a base salary of $364,164 per year (as adjusted from time to time) with a target bonus opportunity of 75% of her base salary. Ms. Danesh’s employment agreement provides that she will be eligible for equity incentive awards and to participate in all employee benefit plans made available to similarly situated employees.

Ms. Danesh’s employment agreement provided that in the event of the termination of her employment with Avago by Avago without cause, her death or disability, or a resignation by her for good reason prior to November 1, 2009, we must provide her with 12 months continued salary payments following such termination or resignation, and the accelerated vesting of options to purchase ordinary shares held by Ms. Danesh which would otherwise have vested had she continued her employment with Avago through November 1, 2009. If Ms. Danesh’s employment is terminated by Avago without cause, because of her death or disability, or she resigns for good reason after November 1, 2009 and within the three months prior to or 12 months following our change in control, Ms. Danesh is entitled to (a) 12 months continued salary payments, (b) an amount equal to the lesser of her prior year’s bonus or target bonus for the fiscal year in which the termination occurs, and (c) 12 months of accelerated vesting for those options to purchase ordinary shares held by Ms. Danesh which would otherwise vest based solely upon the passage of time and her continued employment. Under the employment agreement, Ms. Danesh must execute, and not revoke, a general release of all claims against us and our affiliates within 60 days of her termination of employment, and any continued salary payments are subject to Ms. Danesh continuing to abide by the noncompetition and nonsolicitation provisions of her employment agreement.

On September 23, 2009, we entered into a Separation Agreement with Ms. Danesh. Pursuant to the Separation Agreement, we paid Ms. Danesh a separation payment of $567,271. In addition, we accelerated the vesting with respect to options to purchase 35,000 ordinary shares granted to Ms. Danesh in November 2007. The Separation Agreement also terminated Ms. Danesh’s Management Shareholders Agreement, permitted her to sell 10,451 co-investment shares, permits her to sell the minimum number of ordinary shares necessary to pay for the exercise price and withholding obligations associated with her share options and requires her to hold all other shares owned or received upon exercise of her options until at least February 2, 2010. The Separation Agreement included a full release of claims against us. Our obligations under the Separation Agreement are conditioned upon Ms. Danesh abiding by the non-solicitation provisions of the Separation Agreement and her Employment Agreement for the twelve months period commencing September 18, 2009.

Potential Severance Payments and Benefits Upon Certain Terminations

The following table reflects the potential payments and benefits to which the NEOs would be entitled under their agreements as described under “Termination-Based Compensation” above in the event of a termination of employment without cause, because of death or disability or a resignation with good reason taking place not in connection with a change in control. The amounts presented in the table assume a termination date of November 1, 2009 and that all eligibility requirements contemplated by the NEO’s respective agreements or our Company’s policies and practices, as applicable, were met.

	Cash Severance Base Salary ($)		Cash Severance Bonus ($)		Health Benefits Continuation Coverage ($)	Unexercisable Options that Vest (#)	Unexercisable Options that Vest ($)		Total ($)
Hock E. Tan	625,000		750,000		0	0	0		1,375,000
Douglas R. Bettinger	262,500		131,250		8,898	0	0		402,648
Bryan T. Ingram	334,608		0		0	0	0		334,608
Boon Chye Ooi(1)	225,000		168,750		699	0	0		394,449
Patricia H. McCall	230,250		60,861		978	0	0		292,089
Bian-Ee Tan	766,475	(2)	462,946	(3)	0	0	0		4,477,421	(3)
Fariba Danesh(4)	364,164		200,000		3,107	35,000	209,300	(5)	776,571

(1)	All amounts paid to Mr. Ooi upon any termination will be paid in Singapore Dollars, converted from U.S. Dollars, where applicable, using the Accounting Rate for the month in which such termination occurs.
(2)	Mr. Bian-Ee Tan terminated employment with us on December 31, 2008. Represents amount actually paid to Mr. Bian-Ee Tan pursuant to his Employment Separation Agreement. Termination benefits for senior executives in Malaysia are decided on a case by case basis.
(3)	Mr. Bian-Ee Tan terminated employment with us on December 31, 2008. Represents amount actually paid to Mr. Bian-Ee Tan pursuant to his Employment Separation Agreement. We also repurchased ordinary shares held by Mr. Tan for an aggregate of $3,248,000, which is included in the total, pursuant to our call right under the Management Shareholders Agreement we entered into with Mr. Tan. Mr. Tan was also permitted to exercise vested options to purchase 1,080,000 ordinary shares using a cashless exercise pursuant to which 574,382 ordinary shares were issued to Mr. Tan and 505,618 ordinary shares were withheld by us in satisfaction of the exercise price for such options.

(4)	Ms. Danesh’s employment with us terminated on September 18, 2009. Represents cash severance base salary and cash severance bonus actually paid to Ms. Danesh pursuant to her Separation Agreement.
(5)	Represents the difference between the exercise price of each unvested option that was accelerated and $16.20, the closing market value per ordinary share on September 18, 2009, the date of termination of Ms. Danesh’s employment with us.

Potential Severance Payments and Benefits Upon Certain Terminations in Connection with Change in Control

The following table reflects the potential payments and benefits to which the NEOs would be entitled under their employment agreements or our Company’s policies and practices as described under “Termination-Based Compensation” above in the event of a termination of employment without cause, because of death or disability or a resignation for good reason taking place in connection with a change in control. The amounts presented in the table assume a termination date of November 1, 2009 and that all eligibility requirements contemplated by the NEO’s respective agreements and our Company’s policies and practices, as applicable, were met.

	Cash Severance Base Salary ($)	Cash Severance Bonus ($)	Health Benefits Continuation Coverage ($)	Unexercisable Options that Vest (#)	Unexercisable Options that Vest ($)(1)	Total ($)
Hock E. Tan	1,250,000	1,500,000	0	245,000	2,150,000	4,900,000
Douglas R. Bettinger	350,000	262,500	17,796	30,000	129,600	759,896
Bryan T. Ingram	334,608	250,956	0	62,001	466,483	1,052,047
Boon Chye Ooi(2)	450,000	337,500	1,167	35,000	240,800	1,029,467
Patricia H. McCall	304,305	121,722	1,955	20,000	97,800	525,782

(1)	Represents the difference between the exercise price of each unvested option that is accelerated and $15.00, the closing market value per ordinary share as of October 30, 2009.
(2)	All amounts paid to Mr. Ooi upon any termination will be paid in Singapore Dollars, converted from U.S. Dollars, where applicable, using the Accounting Rate for the month in which such termination occurs.

Management Shareholders Agreement

Each participant in the Executive Plan, including each executive officer, as well as certain participants in our Senior Management Plan, has entered into a Management Shareholders Agreement with us and our controlling shareholder, Bali Investments S.àr.l., in connection with the executive’s purchase of shares pursuant to the Executive Plan. Each Management Shareholders Agreement provides the Company with certain rights that effectively restrict the transfer of ordinary shares until a change of control transaction or the later of five years from the date of purchase, or in the case of shares acquired upon the exercise of options, the date of grant of such options, absent Bali Investments’ and our prior written consent. The restrictive rights provided to us by these agreements include a right of first refusal whereby we may purchase any shares offered to a third-party, a call right whereby we may repurchase shares upon a termination of employment or upon certain other events and a bring along right whereby Bali Investments S.àr.l. can require participants to sell shares along side Bali Investments. Each executive holds a put right whereby the executive can require us to repurchase shares upon the executive’s death or permanent disability, a tag-along right whereby each executive may require Bali Investments S.àr.l. or its successor to allow the executive to sell along side Bali Investments in certain sales, and “piggyback” registration rights allowing the executive to sell along side Bali Investments in a public offering. By operation of Singapore law, as a result of the completion of our IPO, we are no longer permitted to repurchase our shares in selective off-market transactions. As such, the right of first refusal, call right and put right referred to above are no longer effective.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee, Messrs. Davidson, Greene and Macleod, are not, and have never been, officers or employees of our company. During Fiscal Year 2009, none of our executive officers served on the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board or our Compensation Committee. Messrs. Davidson and Greene have been designated by Silver Lake and KKR, respectively, to serve on our Compensation Committee. Messrs. Davidson and Greene are also affiliated with the Silver Lake and KKR entities, respectively, that are parties to our Advisory Agreement.

COMPENSATION COMMITTEE REPORT

The Compensation Committee is responsible for determining executive base compensation and incentive compensation and approving the terms of stock option grants pursuant to our equity incentive plans. The Compensation Committee has the full authority to determine and approve the compensation of our chief executive officer in light of relevant corporate performance goals and objectives. We rely on the “controlled company” exemption from the requirement of having a fully independent Compensation Committee pursuant to the Nasdaq Stock Market rules. The Compensation Committee is currently comprised of Messrs. Davidson, Greene and Macleod.

This report, filed in accordance with Item 407(e)(5) of Regulation S-K, should be read in conjunction with the other information relating to executive compensation which is contained elsewhere in this Form 10-K/A and is not repeated here.

In this context, the Compensation Committee hereby reports as follows:

1.	The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K.

2.	Based upon such review and the related discussions referenced above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in Avago’s Form 10-K/A.

Submitted by the Compensation Committee of the Board of Directors:

James A. Davidson, Compensation Committee Member

James H. Greene, Jr., Compensation Committee Member

Donald Macleod, Compensation Committee Member

January 11, 2010

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information about the beneficial ownership of our ordinary shares at January 4, 2010 for:

•	each named executive officer;

•	each of our directors;

•	each person known to us to be the beneficial owner of more than 5% of our ordinary shares; and

•	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all ordinary shares that they beneficially own, subject to applicable community property laws.

Ordinary shares subject to options that are currently exercisable or exercisable within 60 days of January 4, 2010 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

In the table below, percentage ownership is based on 236,014,256 ordinary shares outstanding as of January 4, 2010.

	Ordinary Shares Beneficially Owned(1)
Name and Adresss of Beneficial Owners	Number of Shares	Percent
5% Shareholders:
Bali Investments S.àr.l(2) 59 rue de Rollingergrund L2440 Luxembourg	150,274,441	63.7%

Funds affiliated with KKR(3) Suite 500, 603-7th Avenue S.W. Calgary, Canada	150,274,441	63.7%

Funds affiliated with Silver Lake(4) Ugland House, P.O. Box 309 South Church Street, George Town Grand Cayman, Cayman Islands	150,274,441	63.7%

Seletar Investments Pte Ltd(5) 60B Orchard Road #06-18, Tower 2 The Atrium @ Orchard Singapore 238891	19,729,734	8.4%

Geyser Investment Pte. Ltd.(6) c/o GIC 168 Robinson Road #37-01 Capital Tower Singapore 068912	13,153,155	5.6%

	Ordinary Shares Beneficially Owned(1)
Name and Adresss of Beneficial Owners	Number of Shares	Percent

Directors and Named Executive Officers:
Hock E. Tan(7)	1,733,154	*
Douglas R. Bettinger(8)	68,726	*
Bryan Ingram(9)	340,481	*
Boon Chye Ooi(10)	35,000	*
Patricia H. McCall(11)	48,000	*
Bian-Ee Tan(12)	499,866	*
Fariba Danesh(13)	10,451	*
Dick M. Chang(14)	895,832	*
Adam H. Clammer(15)	40,000	*
James A. Davidson(16)	40,000	*
James Diller(17)	190,000	*
James H. Greene, Jr.(18)	40,000	*
Kenneth Y. Hao(19)	40,000	*
John R. Joyce(20)	40,000	*
David Kerko(21)	10,000	*
Justine Lien(22)	10,000	*
Donald Macleod(23)	20,000	*
Bock Seng Tan(24)	40,000	*
All 18 directors and executive officers as a group(25)	4,101,510	1.7%

*	Represents beneficial ownership of less than 1%.

(1)	Shares shown in the table above include shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account.
(2)	Bali Investments S.àr.l., or Bali, is a Luxembourg corporation, the shareholders of which include investment entities affiliated with KKR (such entities, as more specifically defined below, the KKR Entities) and investment funds affiliated with Silver Lake (such funds, as more specifically defined below, the Silver Lake Funds). Messrs. Adam H. Clammer, James A. Davidson, Kenneth Y. Hao, John R. Joyce, William J. Janetschek and Dr. Wolfgang Zettel, in their capacities as directors of Bali, may be deemed to have shared voting or dispositive power over these shares. Each of them, however, disclaims this beneficial ownership.

(3)	Shares shown in the table above consist of 150,274,441 shares beneficially owned by Bali, over which the KKR Entities may be deemed, as a result of their ownership of Bali’s outstanding shares, to have shared voting or dispositive power. The KKR Entities disclaim this beneficial ownership except for the shares that are deemed to be held indirectly by the KKR Entities in which such funds have a pecuniary interest.

KKR Millennium Fund (Overseas), Limited Partnership, or Millennium Fund, as a shareholder of Bali, may be deemed to indirectly own 15,475,684 ordinary shares of Avago. KKR Associates Millennium (Overseas), Limited Partnership is the sole general partner of Millennium Fund. KKR Millennium Limited is the sole general partner of KKR Associates Millennium (Overseas), Limited Partnership. KKR Associates Millennium (Overseas), Limited Partnership and KKR Millennium Limited disclaim beneficial ownership of the ordinary shares indirectly owned by Millennium Fund.

KKR European Fund, Limited Partnership, or European Fund, as a shareholder of Bali, may be deemed to indirectly own 30,814,161 ordinary shares of Avago. KKR Associates Europe, Limited Partnership is the sole general partner of European Fund. KKR Europe Limited is the sole general partner of KKR Associates Europe, Limited Partnership. KKR Associates Europe, Limited Partnership and KKR Europe Limited disclaim beneficial ownership of the ordinary shares indirectly owned by European Fund.

KKR European Fund II, Limited Partnership, or European Fund II, as a shareholder of Bali, may be deemed to indirectly own 20,667,556 ordinary shares of Avago. KKR Associates Europe II, Limited Partnership is the sole general partner of European Fund II. KKR Europe II Limited is the sole general partner of KKR Associates Europe II, Limited Partnership. KKR Associates Europe II, Limited Partnership and KKR Europe II Limited disclaim beneficial ownership of the ordinary shares indirectly owned by European Fund II.

Avago Investment Partners, Limited Partnership, or AIP, as a shareholder of Bali, may be deemed to indirectly own 10,550,790 ordinary shares of Avago. Avago Investment G.P., Limited is the sole general partner of AIP. KKR

Millennium GP LLC is a member of Avago Investment G.P., Limited. Avago Investment G.P., Limited and KKR Millennium GP LLC disclaim beneficial ownership of the ordinary shares indirectly owned by AIP.

Each of KKR Fund Holdings L.P., or KKR Fund Holdings (as the sole shareholder of KKR Millennium Limited, KKR Europe Limited and KKR Europe II Limited and the designated member of KKR Millennium GP LLC); KKR Fund Holdings GP Limited, or KKR Fund Holdings GP (as a general partner of KKR Fund Holdings); KKR Group Holdings L.P., or KKR Group Holdings (as the sole shareholder of KKR Fund Holdings GP and a general partner of KKR Fund Holdings); KKR Group Limited, or KKR Group (as the general partner of KKR Group Holdings); KKR & Co. L.P., or KKR & Co. (as the sole shareholder of KKR Group); and KKR Management LLC (as the general partner of KKR & Co.) may also be deemed to be the beneficial owner of the securities held by Millennium Fund, European Fund and European Fund II.

KKR Partners (International), Limited Partnership, or KKR Partners, as a shareholder of Bali, may be deemed to indirectly own 2,736,160 ordinary shares of Avago. KKR 1996 Overseas, Limited is the sole general partner of KKR Partners, but disclaims beneficial ownership of the ordinary shares indirectly owned by KKR Partners.

As the designated members of KKR Management LLC, Messrs. Henry R. Kravis and George R. Roberts may be deemed to be the beneficial owner of the securities held by Millennium Fund, European Fund and European Fund II but disclaim beneficial ownership of such securities. As directors of KKR 1996 Overseas, Limited, Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc S. Lipschultz, Reinhard Gorenflos, Joseph Y. Bae, Brian F. Carroll, Scott C. Nuttal and William J. Janetschek may be deemed to be the beneficial owner of the securities held by KKR Partners but disclaim beneficial ownership of such securities. The entities named in this note (3) are sometimes referred to as the KKR Entities. Adam H. Clammer, James H. Greene Jr. and David Kerko are members of our board of directors and are executives of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. The address of the KKR Entities (other than Millennium Fund, European Fund, European Fund II, KKR Partners and AIP) and the individuals named in this footnote 3 is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, NY 10019.

The above referenced shares are indirectly owned through the KKR Entities’ investments in Bali, which directly holds shares in Avago.

(4)	The 150,274,441 shares shown in the table above are directly held and beneficially owned by Bali. Silver Lake Partners II Cayman, L.P., or SLP II Cayman, and Silver Lake Technology Investors II Cayman, L.P., or SLTI II Cayman, together own approximately 45.6% of Bali’s outstanding shares. For ease of reference, SLP II Cayman and SLTI II Cayman are collectively referred to as the “Silver Lake Funds” in this footnote.

By virtue of their 45.6% stake in Bali, the Silver Lake Funds may be deemed to have shared voting or dispositive power over the 150,274,441 shares held by Bali. The Silver Lake Funds, however, disclaim this beneficial ownership, except for the 68,518,966 ordinary shares (or 45.6% of the 150,274,441 shares) that are deemed to be held indirectly by them and in which they have a pecuniary interest. Of these 68,518,966 shares, 68,324,727 shares are attributable to SLP II Cayman, and the other 194,239 shares are attributable to SLTI II Cayman.
Silver Lake Technology Associates II Cayman, L.P., or SLTA II Cayman, is the general partner of SLP II Cayman. Silver Lake (Offshore) AIV GP II, Ltd. is (a) the general partner of each of SLTA II Cayman and SLTI II Cayman and (b) a member of Avago Investment G.P., Limited. Silver Lake (Offshore) AIV GP II, Ltd. disclaims beneficial ownership of the ordinary shares indirectly owned by the Silver Lake Funds and AIP (as defined in Footnote (3) above), except to the extent of its pecuniary interest therein.

Messrs. James A. Davidson, Glenn H. Hutchins, David J. Roux, Alan K. Austin, John R. Joyce, Michael J. Bingle, Egon Durban, Greg Mondre and Kenneth Y. Hao serve as directors of Silver Lake (Offshore) AIV GP II, Ltd. They disclaim beneficial ownership of the ordinary shares indirectly owned by the Silver Lake Funds and AIP, except to the extent of their pecuniary interests therein.

(5)	Seletar Investments Pte Ltd, or Seletar, is directly wholly-owned by Temasek Capital (Private) Limited, or Temasek Capital, which is wholly-owned by Temasek Holdings (Private) Limited, or Temasek. Seletar, Temasek Capital and Temasek are Singapore companies. No individual has beneficial ownership over the 19,729,734 ordinary shares. Voting and investment decisions relating to these securities are made by the board of directors of Seletar, which is currently comprised of Mr. Syn Yi Ming and Ms. Michelle Git. The Seletar board of directors acts by majority vote and no board member may act individually to vote or sell these ordinary shares.

(6)

Geyser Investment Pte. Ltd. shares the power to vote and power to dispose of these securities with each of GIC Special Investments Pte. Ltd. and the Government of Singapore Investment Corporation Pte. Ltd., each of which is a Singapore private limited company. No individual has beneficial ownership over these securities. Voting and investment decisions relating to these securities are made by the GIC Special Investments Pte. Ltd. investment committee, which is currently comprised of eight members: Teh Kok Peng, Ng Kin Sze, Ang Eng Seng, Kunna Chinniah, Tay Lim Hock, Eugene Wong, John Tang and Mayukh Mitter. The investment committee acts by majority vote and no member may act individually to vote or sell these securities. Beneficial ownership is disclaimed by the investment committee and its members.

(7)	Shares shown in the table above include 1,459,102 shares that Mr. Hock E. Tan has the right to acquire within 60 days after January 4, 2010 upon the exercise of share options. Includes 43,513 shares held by Robert M. Mitchell as Trustee for the Irrevocable Trust Agreement FBO J. Douglas Tan, dated January 31, 2003, 43,513 shares held by Robert M. Mitchell as Trustee for the Irrevocable Trust Agreement FBO J. Nicholas Tan, dated January 31, 2003, 43,513 shares held by Robert M. Mitchell as Trustee for the Irrevocable Trust Agreement FBO Y. Eva Tan, dated January 31, 2003 and 43,513 shares held by K. Lisa Yang as Trustee for the K. Lisa Yang and Hock E. Tan Dynasty Trust, dated June 17, 2004.

(8)	Shares shown in the table above include 60,000 shares that Mr. Bettinger has the right to acquire within 60 days after January 4, 2010 upon the exercise of share options. Shares shown in the table above include 8,726 shares held by Douglas R. Bettinger as Trustee for the Bettinger Family Revocable Trust, dated June 6, 2007.

(9)	Shares shown in the table above consist of 340,481 shares that Mr. Ingram has the right to acquire within 60 days after January 4, 2010 upon the exercise of share options.

(10)	Shares shown in the table above consist of 35,000 shares that Mr. Ooi has the right to acquire within 60 days after January 4, 2010 upon the exercise of share options.

(11)	Shares shown in the table above consist of 48,000 shares that Ms. McCall has the right to acquire within 60 days after January 4, 2010 upon the exercise of share options.

(12)	Mr. Bian-Ee Tan resigned from the Company in December 2008.

(13)	Ms. Danesh resigned from the Company in September 2009. Shares shown in the table above consist of 10,451 shares held by Fariba Danesh as Trustee for the Fariba Danesh Revocable Trust, dated June 28, 2001.

(14)	Shares shown in the table above consist of 895,832 shares that Mr. Chang has the right to acquire within 60 days after January 4, 2010 upon the exercise of share options.

(15)	Mr. Clammer is an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Shares shown in the table above consist of 40,000 shares that Mr. Clammer has the right to acquire within 60 days after January 4, 2010 upon the exercise of share options.

(16)	As disclosed in Footnote (4) above, Mr. Davidson is a director of Silver Lake (Offshore) AIV GP II, Ltd. He also serves as a member of our board of directors. In April 2006, we granted Mr. Davidson an option to purchase up to 50,000 shares of our ordinary shares. The 40,000 shares listed next to his name in the table above represent the vested and exercisable portion of such option within 60 days of January 4, 2010.

(17)	Shares shown in the table above include 40,000 shares that Mr. Diller has the right to acquire within 60 days after January 4, 2010 upon the exercise of share options.

(18)	Mr. Greene is an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Shares shown in the table above include 40,000 shares that Mr. Greene has the right to acquire within 60 days after January 4, 2010 upon the exercise of share options.

(19)	As disclosed in Footnote (4) above, Mr. Hao is a director of Silver Lake (Offshore) AIV GP II, Ltd. He also serves as a member of our board of directors. In April 2006, we granted Mr. Hao an option to purchase up to 50,000 shares of our ordinary shares. The 40,000 shares listed next to his name in the table above represent the vested and exercisable portion of such option within 60 days of January 4, 2010.
(20)	As disclosed in Footnote (4) above, Mr. Joyce is a director of Silver Lake (Offshore) AIV GP II, Ltd. He also serves as a member of our board of directors. In April 2006, we granted Mr. Joyce an option to purchase up to 50,000 shares of our ordinary shares. The 40,000 shares listed next to his name in the table above represent the vested and exercisable portion of such option within 60 days of January 4, 2010.

(21)	Mr. Kerko is an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Shares shown in the table above consist of 10,000 shares that Mr. Kerko has the right to acquire within 60 days after January 4, 2010 upon the exercise of share options.

(22)	Shares shown in the table above consist of 10,000 shares that Ms. Lien has the right to acquire within 60 days after January 4, 2010 upon the exercise of share options.

(23)	Shares shown in the table above consist of 20,000 shares that Mr. Macleod has the right to acquire within 60 days after January 4, 2010 upon the exercise of share options.

(24)	Shares shown in the table above include 10,000 shares that Mr. Tan has the right to acquire within 60 days after January 4, 2010 upon the exercise of share options.

(25)	Shares shown in the table above include 3,128,415 shares that directors and executive officers have the right to acquire within 60 days after January 4, 2010 upon the exercise of share options.

EQUITY COMPENSATION PLAN INFORMATION

We have four equity compensation plans that have been approved by our shareholders: the Executive Plan, the Senior Management Plan (together, the “Prior Plans”), the 2009 Plan and the Avago Technologies Limited Employee Share Purchase Plan (“ESPP”). Upon the conclusion of our IPO, we ceased to make grants under the Prior Plans. As of January 15, 2010, the ESPP, although approved by the Board and our shareholders, has not been implemented.

The following table sets forth the number and weighted-average exercise price of ordinary shares to be issued upon exercise of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under all of our equity compensation plans, at November 1, 2009.

Plan Category	Number of Ordinary Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Ordinary Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by shareholders	23,524,763	$8.685	20,051,868	(1)

Equity compensation plans not approved by shareholders	—		—

Total	23,524,763		20,051,868	(1)

(1)	Reflects ordinary shares available for grant under the 2009 Plan, including ordinary shares subject to outstanding awards under the Prior Plans that are cancelled, forfeited or lapse unexercised, which shares become available for future issuance under the 2009 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than compensation, employment and other arrangements described above under “Director Compensation,” “Executive Compensation” and as set forth below, since November 2, 2008, there was not, nor is there currently planned, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeded or will exceed $120,000; and

•	in which any director, nominee, executive officer, holder of more than 5% of our ordinary shares or any member of their immediate family had or will have a direct or indirect material interest.

Share Issuances and Repurchases

On March 31, 2009, Mr. Bian-Ee Tan exercised his option to purchase 1,080,000 ordinary shares from us at an exercise per share purchase price of $5.00 per share, but surrendered 505,618 of the ordinary shares issuable upon such exercise in satisfaction of the exercise price. The aggregate purchase price of $5,400,000 represents the value attributed to the ordinary shares that were surrendered.

Each participant in the Executive Plan entered into a Management Shareholders Agreement, which provided us with a call right whereby we could repurchase shares upon a termination of employment or upon certain other events. In connection the departure of Mr. Bian-Ee Tan, our former Chief Operating Officer, in December 2008, we exercised our right to repurchase 400,000 shares owned by Mr. Bian-Ee Tan at a per share price of $8.12, as determined by the Management Shareholders Agreement, for an aggregate consideration of $3,248,000. By operation of Singapore law, as a result of the completion of our IPO, we are no longer permitted to repurchase our shares in selective off-market transactions. As such, our call right under the Management Shareholders Agreement is no longer effective.

Second Amended and Restated Shareholder Agreement

The Equity Investors invested approximately $1,300 million in our business as part of the SPG Acquisition. In connection with the closing of the SPG Acquisition, we entered into a shareholder agreement with the Equity Investors, other than members of management, who are party to separate agreements. In connection with our IPO, we and the Equity Investors amended and restated the shareholder agreement to delete or curtail provisions that became inoperative or unnecessary upon us becoming a public company. Set forth below is a description of the Second Amended and Restated Shareholder Agreement, referred to throughout this Form 10-K/A as the Shareholder Agreement.

Board Composition. The Shareholder Agreement provides that, subject to election by our shareholders at each annual general meeting, certain of our shareholders have the right to designate director nominees to our Board as follows:

•

three designees of KKR for so long as KKR and its affiliates either continue to own, directly or indirectly, at least 24% of our outstanding ordinary shares or have not transferred any shares to an unaffiliated third-party, provided that KKR has the right to designate two directors for so long as KKR and its affiliates continue to own, directly or indirectly, at least 15% of our outstanding ordinary shares and one director for so long as KKR and its affiliates continue to own, directly or indirectly, at least 5% of our outstanding ordinary shares;

•

three designees of Silver Lake for so long as Silver Lake and its affiliates either continue to own, directly or indirectly, at least 24% of our outstanding ordinary shares or have not transferred any shares to an unaffiliated third-party, provided that Silver Lake has the right to designate two directors for so long as Silver Lake and its affiliates continue to own, directly or indirectly, at least 15% of our outstanding ordinary shares and one director for so long as Silver Lake and its affiliates continue to own, directly or indirectly, at least 5% of our outstanding ordinary shares;

•

one designee of Seletar, an affiliate of Temasek Capital (Private) Limited, so long as it either continues to own, directly or indirectly, 2.5% of our outstanding shares and has not sold any of its shares, or continues to own, directly or indirectly, 5% of our outstanding shares;

•	our Chief Executive Officer; and

•	three other directors mutually agreeable to the Sponsors.

The number of other directors mutually agreeable to the Sponsors may be increased from time to time with the Sponsors’ prior approval, however, the Sponsors may revoke such approval at any time and immediately remove the excess director from the Board. The Sponsors have currently provided approval to permit the number of other directors to be four. However, with effect from the date of Mr. Chang’s resignation, the number of other directors will revert to three.

Each of KKR, Silver Lake and Seletar has the right to remove and replace its director-designees at any time and for any reason and to fill any vacancies otherwise resulting in such director positions. If the number of directors that an Equity Investor is entitled to designate is reduced, any vacant seats on our Board will be filled by the Board acting in accordance with its nomination and governance procedures.

One designee of Geyser, so long as Geyser either continues to own, directly or indirectly, 2.5% of our outstanding shares and has not sold any of its shares, or continues to own, directly or indirectly, 5% of our outstanding shares, has the right to attend all meetings of the Board, and such designee will be provided with copies of all materials provided to the members of the Board.

Each of KKR and Silver Lake has the right to designate one member to each committee of the Board, so long as such Sponsor has the right to designate one or more director nominees to the Board and subject to compliance with applicable federal securities laws and the requirements of the U.S. exchange on which our ordinary shares are traded.

The rights with respect to board composition described here will terminate upon a change in control transaction.

Sponsor Approval. The Shareholder Agreement provides that the following actions by us or any of our subsidiaries require approval of the Sponsors for so long as the Sponsors own 50% or more of our outstanding ordinary shares:

•	changing the size or composition of our Board;

•	entering into a change of control transaction;

•	acquiring or disposing of assets or entering into joint ventures with a value in excess of $300 million;

•	incurring indebtedness in excess of $300 million;

•	filing for voluntary liquidation, dissolution, receivership, bankruptcy or similar insolvency proceeding;

•	entering into certain transactions with the Sponsors or any of their affiliates;

•	making material changes in the nature of the our business or our subsidiaries’ business; and

•	amending, waiving or otherwise modifying certain shareholder agreements.

The Sponsors previously consented to the Board’s appointment of Mr. Diller, Ms. Lien and Mr. Macleod to the Board. Ms. Lien resigned in January 2008 for personal reasons and rejoined the Board in June 2008.

Co-Investor Protections. The Shareholder Agreement provides that, other than actions specifically set forth therein, we will not take any action in respect of any class of our shares that has a materially disproportionate effect on specified Equity Investors other than the Sponsors (the “Co-Investors”), as compared to the Sponsors, in their capacity as shareholders of such class of shares, without first obtaining the prior written consent of the Co-Investors holding a majority of such class of shares then held by the Co-Investors.

Transfer Restrictions. Within two years after our IPO, neither KKR nor Silver Lake may transfer its shares without the approval of the other Sponsor, subject to certain permitted transfers. No Co-Investor may transfer its shares without the approval of the Sponsors, except (i) to permitted transferees, (ii) in a transfer in connection with a sale pursuant to the Registration Rights Agreement described under “—Registration Rights Agreement,” or (iii) if either Sponsor has reduced the number of shares it holds relative to the number of shares initially held by it, each Co-Investor may sell up to the number of shares as would cause such Co-Investor to reduce the number of shares it holds in the same proportion as that of such Sponsor. These transfer restrictions will terminate upon a change of control transaction unless terminated earlier by the Sponsors.

Tag Along Right. Prior to making any transfer of shares (other than certain customary permitted transfers, transfers in connection with sales pursuant to the Registration Rights Agreement, transfers pursuant to Rule 144 and certain distributions and charitable contributions), any prospective selling Sponsor must provide written notice to each Co-Investor setting forth the terms of such proposed transfer. Each Co-Investor may elect to sell up to its pro rata portion of the shares (based upon the ownership of such shares by the transferring Sponsor and all persons entitled to participate in such transfer) to be sold in such transfer. This tag along right will terminate upon a change of control transaction unless terminated earlier by the Sponsors.

Drag Along Right. If the Sponsors approve a change of control transaction, each Co-Investor will be required to vote in favor of and not oppose such transaction and, if structured as a sale of shares, sell its shares to a prospective buyer on the same terms that are applicable to the Sponsors. This drag along right will terminate upon a change of control transaction unless terminated earlier by the Sponsors.

Information Rights. We have agreed to provide to the Equity Investors, so long as the applicable Equity Investor owns at least 2.5% of our outstanding ordinary shares, monthly financial information. We have agreed to provide to each shareholder party to the Shareholder Agreement the necessary information for the preparation of such shareholder’s income tax returns. So long as the applicable Equity Investor owns at least 5% of our outstanding ordinary shares, we have granted such Equity Investor rights to inspect our facilities, records, files and other information, and to meet with our management and outside accountants. Each shareholder party to the Shareholder Agreement agrees to keep confidential the confidential information obtained from us. The information rights will expire upon a change in control transaction.

Termination. The Shareholder Agreement may be amended or terminated, and the provisions thereof waived, by an agreement in writing signed by us and the Equity Investors holding not less than 70% of our outstanding ordinary shares held by all Equity Investors. If any amendment would adversely affect the rights of a particular Equity Investor or adversely impose additional material obligations on a particular Equity Investor, then the consent of such particular Equity Investor is required for the amendment.

Advisory Agreement

In December 2005, in connection with the closing of the SPG Acquisition, we and our indirect subsidiary Avago Technologies International Sales Pte. Limited, a Singapore private limited company, entered into the Advisory Agreement, pursuant to which we retained KKR and Silver Lake to provide general executive, management and other services as mutually agreed by us and KKR and Silver Lake, for which we paid each of them advisory fees of $625,000 per quarter, subject to a 5% increase each fiscal year during the agreement’s term (beginning in December 2005) and reimbursed them for their out-of-pocket expenses. For the years ended October 31, 2007 and November 2, 2008, we recorded $5 million and $6 million, respectively, in connection with the Advisory Agreement.

For fiscal year 2009, we paid the Sponsors an aggregate of $61 million pursuant to the Advisory Agreement, with one half of such amount paid to each Sponsor. This amount consisted of an aggregate of $4 million of quarterly fees, an IPO advisory fee in amount equal to 1% of the proceeds to us from the IPO, or $3 million, and a termination payment of approximately $54 million in connection with the termination of the Advisory Agreement upon the closing of the IPO, in each case in accordance with the terms of the Advisory Agreement.

Indemnification; Costs and Fees

We provide customary indemnification to the Equity Investors for liabilities arising from their ownership of our ordinary shares and from the SPG Acquisition. We will pay all reasonable fees and expenses incurred by the

Equity Investors from and after the closing of the SPG Acquisition in connection with the Equity Investors’ enforcement of their rights under the Shareholder Agreement, Registration Rights Agreement and our Articles of Association.

We have entered into indemnity agreements with all our directors and executive officers and intend to continue doing so in the future. The indemnity agreement provides, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, subject to and to the fullest extent permitted under the Singapore Companies Act, as amended, and our articles of association.

Registration Rights Agreement

We are party to a registration rights agreement (the “Registration Rights Agreement”) which provides the Sponsors the right to demand that we file a registration statement and the Sponsors and the Co-Investors the right to request that their shares be covered by a registration statement that we are otherwise filing, subject to certain limitations. During the first two years after our IPO, upon the request of both Sponsors, we may be required to initiate an unlimited number of registrations under the Securities Act in order to register the resale of their ordinary shares with an anticipated aggregate offering price of at least $50 million in the case of a “long-form registration” and $20 million in the case of a “short-form registration.” After the second anniversary of our IPO, each Sponsor may require us to initiate three “long-form registrations,” provided that each has an aggregate offering price of at least $50 million, and an unlimited number of “short-form registrations,” provided that each has an aggregate offering price of at least $20 million, under the Securities Act in order to register the resale of their ordinary shares. The minimum offering amounts may be reduced with the approval of the Sponsors. In the event that we propose to register any of our securities under the Securities Act, either for our own account or for the account of other security holders, the Sponsors and Co-Investors are entitled to notice of such registration and are entitled to certain “piggyback” registration rights allowing them to include their ordinary shares in such registration, subject to certain marketing and other limitations. We may, in certain circumstances, defer such registrations. In addition, in an underwritten offering, including an underwritten initial public offering, the managing underwriter, if any, has the right, subject to specified conditions, to limit the number of registrable securities such holders may include. Any such limitations on the number of registrable securities that may be included by such holders must be on a pro rata basis. The Registration Rights Agreement also contains customary cross-indemnification provisions.

In fiscal year 2009, in connection with our IPO, we and the selling shareholders in our IPO, which included Bali Investments S.àr.l., Seletar, Geyser and some of our executive officers, incurred total offering expenses, excluding underwriting discounts and commissions, of approximately $8 million. We paid all the expenses of the IPO, including expenses of the selling shareholders, other than the underwriting discounts and commissions attributable to shares sold by the selling shareholders, pursuant to the Registration Rights Agreement.

Participants in our Executive Plan are party to a Management Shareholders Agreement that provides them “piggyback” registration rights alongside with the Sponsors and Co-Investors.

Management Shareholders Agreement

Each participant in the Executive Plan, including each executive officer, as well as certain participants in our Senior Management Plan, has entered into a Management Shareholders Agreement with us and our controlling shareholder, Bali Investments S.àr.l., in connection with the executive’s purchase of shares pursuant to the Executive Plan. Each Management Shareholders Agreement provides the Company with certain rights that effectively restrict the transfer of ordinary shares until a change of control transaction or the later of five years from the date of purchase, or in the case of shares acquired upon the exercise of options, the date of grant of such options, absent Bali-Investment’s and our prior written consent. The restrictive rights provided to us by these agreements include a right of first refusal whereby we may purchase any shares offered to a third-party, a call right whereby we may repurchase shares upon a termination of employment or upon certain other events and a bring along right whereby Bali Investments S.àr.l. can require participants to sell shares along side Bali Investments. Each executive holds a put right whereby the executive can require us to repurchase shares upon the executive’s death or permanent disability, a tag-along right whereby each executive may require Bali Investments S.àr.l. or its successor to allow the executive to sell along side Bali Investments in certain sales, and “piggyback” registration rights allowing the executive to sell along side Bali Investments in a public offering. By operation of Singapore law, as a result of the completion of our IPO, we are no longer permitted to repurchase our shares in selective off-market transactions. As such, the right of first refusal, call right and put right referred to above are no longer effective.

Other Relationships

Capstone Equity Investors LLC (“Capstone”), an affiliate of KKR Capstone, a consulting company that works exclusively with KKR and its portfolio companies, was granted an option to purchase 800,000 ordinary shares with an exercise price of $5.00 per share on February 3, 2006. One half of these options vests over four years, and the other half vests upon the achievement of certain company financial performance metrics. These options are subject to variable accounting and we recorded a charge of less than $1 million for Fiscal Year 2009 related to the issuance of these options. In connection with our IPO, Capstone partially exercised this option with respect to an aggregate of 77,840 ordinary shares and sold those shares in our IPO. We received option exercise proceeds of $389,200 from Capstone as a result of this option exercise.

Until July 31, 2009, investment funds affiliated with Silver Lake were investors in Flextronics International Ltd. and Mr. James A. Davidson, a director, also serves as a director of Flextronics. In the ordinary course of business, we continue to sell to Flextronics, which during Fiscal Year 2009 accounted for $100 million of revenue from continuing operations. Trade accounts receivable due from Flextronics as of November 1, 2009 was $16 million.

Mr. John R. Joyce, a director, also serves as a director of Hewlett-Packard Company effective July 2007. In the ordinary course of business, we continue to sell to Hewlett-Packard Company, which in Fiscal Year 2009 accounted for $37 million of net revenue from continuing operations. Trade accounts receivable due from Hewlett-Packard Company as of November 1, 2009 was $4 million. We also use Hewlett-Packard Company as a service provider for information technology services. For Fiscal Year 2009, operating expenses include $19 million for services provided by Hewlett-Packard Company.

Mr. James V. Diller, a director, is also a director of PMC-Sierra, Inc. In the ordinary course of business, we continue to sell to PMC-Sierra, which in Fiscal Year 2009 accounted for $1 million of net revenue from continuing operations.

Procedures for Approval of Related Person Transactions

As provided by our Audit Committee Charter, the Audit Committee must review all related party transactions on an ongoing basis and all such transactions must be approved by the Audit Committee. In approving or rejecting the proposed agreement, our Audit Committee considers the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our written Code of Ethics and Business Conduct requires that directors, officers and employees make appropriate disclosure of potential conflicts of interest situations to the Nominating and Corporate Governance Committee or the Audit Committee, in the case of directors and officers, and the supervisor, who will then seek authorization from our compliance officer, in the case of employees.

DIRECTOR INDEPENDENCE

Our Board has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. The Board has made the determination that transactions or relationships between the Company and an entity where a director of the Company serves as a non-management director and/or is the beneficial owner, directly or indirectly of less that 10% of such entity, or where a director of the Company serves on a non-management advisory board of, or in a non-employee advisory capacity to, such an entity are presumed immaterial for the purposes of assessing a director’s independence. As a result of its review, our Board determined that Messrs. Diller, Macleod and Bock Seng Tan and Ms. Lien, representing four of our twelve directors, are “independent directors” as defined under the applicable rules and regulations of the SEC and the Nasdaq Stock Market.

Controlled Company

Bali Investments S.àr.l., an entity controlled by investment funds affiliated with KKR and Silver Lake, presently owns more than 50% of our outstanding voting securities and we are therefore considered a “controlled company” within the meaning of the Nasdaq Stock Market rules. Pursuant to this exception, we are presently exempt from the rules that would otherwise require that our Board be comprised of a majority of independent directors and that our Compensation Committee and Nominating and Corporate Governance Committee be comprised entirely of independent directors. The “controlled company” exception does not modify the independence requirements for the Audit Committee, and we comply with the requirements of the Sarbanes-Oxley Act and the Nasdaq Stock Market rules, requiring that our Audit Committee be comprised exclusively of independent directors. If we cease to be considered a “controlled company” within the meaning of the Nasdaq Stock Market rules, we intend to transition to a Board comprised of a majority of independent directors, and to a Compensation Committee and Nominating and Corporate Governance Committee comprised entirely of independent directors during the applicable transition periods prescribed by the Nasdaq Stock Market rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are the aggregate fees charged to the Company for the services performed by our independent registered public accounting firm, PricewaterhouseCoopers LLP, relating to Fiscal Year 2009 and Fiscal Year 2008.

	Fiscal Year 2009	Fiscal Year 2008
	($ in thousands)
Audit Fees	$2,407	$4,083
Audit-Related Fees	21	25
Tax Fees	105	—
All Other Fees	3	3

Total	$2,536	$4,111

Audit Fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, the review of our quarterly consolidated financial statements, and audit services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, such as statutory audits. The fees also include services in connection with our IPO, preparation for which began during Fiscal Year 2008, including comfort letters, consents and review of documents filed with the SEC.

Audit-Related Fees consist of fees for assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and not included in Audit Fees. In Fiscal Year 2009 and Fiscal Year 2008, these fees primarily related to implementation and compliance with the Sarbanes-Oxley Act of 2002 during Fiscal Year 2009 and Fiscal Year 2008, and related to providing a certification to the Singapore Economic Development Board in connection with our tax incentive arrangements in Singapore, in Fiscal Year 2009.

Tax Fees consist of fees incurred for a tax transfer pricing study.

All Other Fees consist of fees for professional services rendered by our independent registered public accounting firm for permissible non-audit services. In Fiscal Year 2009 and Fiscal Year 2008, these fees consisted of a license for specialized accounting research software.

In considering the nature of the services provided by PricewaterhouseCoopers LLP, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with PricewaterhouseCoopers LLP and our management to determine that they are permitted under the rules and regulation concerning independent registered public accounting firms’ independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Except as stated above, there were no other fees billed by PricewaterhouseCoopers LLP for Fiscal Years 2008 and 2009. The Audit Committee considers the provision of these services to be compatible with maintaining the independence of our independent registered public accounting firm.

Audit Committee Pre-Approval Policy

The Audit Committee is responsible for selecting the independent registered public accounting firm to be employed by us to audit our financial statements, subject to approval by our shareholders for appointment. The Audit Committee also assumes responsibility for the retention, compensation, oversight and termination of any independent auditor employed by us. All engagements with the Company’s independent registered accounting firm, regardless of amount, must be authorized in advance by the Audit Committee. The Audit Committee has delegated its pre-approval authority to the Chairperson of the Audit Committee, provided that any matters approved in such manner are presented to the Audit Committee at its next meeting. Pursuant to the charter of the Audit Committee, committee approval of non-audit services (other than review and attest services) is not required, if such services fall within available exceptions established by the SEC. However, to date, the Audit Committee’s policy has been to approve all services provided by the Company’s independent registered accounting firm. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the committee’s pre-approval, and the fees for the services performed to date.

During Fiscal Years 2008 and 2009, all services provided to us by PricewaterhouseCoopers LLP were approved by the Audit Committee pursuant to paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report on Form 10-K/A:

3. Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed with or incorporated by reference in this on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAGO TECHNOLOGIES LIMITED

By:	/S/ HOCK E. TAN
Name:	Hock E. Tan
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date

/S/ HOCK E. TAN Hock E. Tan	President and Chief Executive Officer and Director (Principal Executive Officer)	January 15, 2010

/S/ DOUGLAS R. BETTINGER Douglas R. Bettinger	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 15, 2010

*	Chairman of the Board of Directors	January 15, 2010
Dick M. Chang

*	Director	January 15, 2010
Adam H. Clammer

*	Director	January 15, 2010
James A. Davidson

Director
James Diller

*	Director	January 15, 2010
James H. Greene, Jr.

Director
Kenneth Y. Hao

*	Director	January 15, 2010
John R. Joyce

Director
David M. Kerko

*	Director	January 15, 2010
Justine Lien

Director
Donald Macleod

*	Director	January 15, 2010
Bock Seng Tan

*By:	/S/ DOUGLAS R. BETTINGER
	Douglas R. Bettinger, Attorney-in-Fact	January 15, 2010

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date
2.1#	Asset Purchase Agreement, dated August 14, 2005, between Agilent Technologies, Inc. and Argos Acquisition Pte. Ltd.	Agilent Technologies, Inc. Current Report on Form 8-K (Commission File No. 001-15405)	Aug. 15, 2005

2.2#	Amendment No. 1 to the Asset Purchase Agreement, dated November 30, 2005, between Agilent Technologies, Inc. and Avago Technologies Limited.	Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009

2.3#	Amendment No. 2 to the Asset Purchase Agreement, dated December 29, 2006, between Agilent Technologies, Inc. and Avago Technologies Limited.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

2.4#	Purchase and Sale Agreement, dated October 28, 2005, among Avago Technologies Pte. Limited, Avago Technologies Storage Holding (Labuan) Corporation, other sellers, PMC-Sierra, Inc. and Palau Acquisition Corporation (“PMC Purchase and Sale Agreement”).	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

2.5	Amendment to PMC Purchase and Sale Agreement, dated March 1, 2006.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Sep. 29, 2006

2.6#	Purchase and Sale Agreement, dated February 17, 2006, among Avago Technologies Limited, Avago Technologies Imaging Holding (Labuan) Corporation, other sellers, Marvell Technology Group Ltd. and Marvell International Technology Ltd. (“Marvell Purchase and Sale Agreement”).	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

2.7	Amendment No. 1 to Marvell Purchase and Sale Agreement, dated April 11, 2006.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

2.8#	Purchase and Sale Agreement, dated November 17, 2006, by and among Avago Technologies Limited, Avago Technologies Imaging Holding (Labuan)	Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date
Corporation, Avago Technologies Sensor (U.S.A.) Inc., other sellers and Micron Technology, Inc.

2.9#	Asset Purchase Agreement, dated October 31, 2007, by and among Avago Technologies Limited, Avago Technologies General IP (Singapore) Pte. Ltd., other sellers and Lite-On Technology Corporation (“Lite-On Asset Purchase Agreement”).	Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009

2.10#	Amendment No. 1 to Lite-On Asset Purchase Agreement and Non-Competition Agreement, dated January 8, 2008.	Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009

2.11	Amendment No. 2 to Lite-On Asset Purchase Agreement, dated January 21, 2009.	Amendment No. 5 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 27, 2009

2.12#	Asset Purchase Agreement, dated June 25, 2008, by and among Avago Technologies GmbH, Avago Technologies International Sales Pte. Ltd., Avago Technologies Wireless IP (Singapore) Pte. Ltd., Avago Technologies Finance Pte. Ltd. and Infineon Technologies AG.	Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009

3.1	Memorandum and Articles of Association.	Current Report on Form 8-K (Commission File No. 001-34428).	Aug. 14, 2009

4.1	Form of Specimen Share Certificate for Registrant’s Ordinary Shares.	Amendment No. 3 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 14, 2009

4.2	Second Amended and Restated Shareholder Agreement, dated August 11, 2009, among Avago Technologies Limited, Silver Lake Partners II Cayman, L.P., Silver Lake Technology Investors II Cayman, L.P., Integral Capital Partners VII, L.P., KKR Millennium Fund (Overseas), Limited Partnership, KKR European Fund, Limited Partnership, KKR European Fund	Current Report on Form 8-K (Commission File No. 001-34428).	Aug. 14, 2009

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date
II, Limited Partnership, KKR Partners (International), Limited Partnership, Capstone Equity Investors LLC, Avago Investment Partners, Limited Partnership, Bali Investments S.àr.l., Seletar Investments Pte Ltd, Geyser Investment Pte. Ltd. and certain other Persons.

4.3	Registration Rights Agreement, dated December 1, 2005, among Avago Technologies Limited, Silver Lake Partners II Cayman, L.P., Silver Lake Technology Investors II Cayman, L.P., Integral Capital Partners VII, L.P., KKR Millennium Fund (Overseas), Limited Partnership, KKR European Fund, Limited Partnership, KKR European Fund II, Limited Partnership, KKR Partners (International), Limited Partnership, Capstone Equity Investors LLC, Avago Investment Partners, Limited Partnership, Bali Investments S.àr.l., Seletar Investments Pte Ltd, Geyser Investment Pte. Ltd. and certain other Persons (“Registration Rights Agreement”).	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Sep. 29, 2006

4.4	Amendment to Registration Rights Agreement, dated August 21, 2008.	Registration Statement on Form S-1 (Commission File No. 333-153127)	Aug. 21, 2008

4.5	Share Option Agreement, dated February 3, 2006, between Avago Technologies Limited and Capstone Equity Investors LLC.	Registration Statement on Form S-1 (Commission File No. 333-153127)	Aug. 21, 2008

10.1	Indenture, dated December 1, 2005, among Avago Technologies Finance Pte. Ltd., Avago Technologies U.S. Inc., Avago Technologies Wireless (U.S.A.) Manufacturing Inc., Guarantors named therein and The Bank of New York, as Trustee, governing the 11 7/8% Senior Subordinated Notes.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date

10.2	Sublease Agreement, dated December 1, 2005, between Agilent Technologies Singapore Pte. Ltd. and Avago Technologies Manufacturing (Singapore) Pte. Ltd., relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.3	Lease No. I/33183P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 1935X of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49501Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Nov. 15, 2006

10.4	Lease No. I/31607P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 1937C of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49499Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Nov. 15, 2006

10.5	Lease No. I/33182P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 2134N of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49500Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Nov. 15, 2006

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date
10.6	Lease No. I/33160P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 1975P of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49502Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Nov. 15, 2006

10.7	Tenancy Agreement, dated October 24, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.8	Supplemental Agreement to Tenancy Agreement, dated December 1, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.9	Subdivision and Use Agreement, dated December 1, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.10	Sale and Purchase Agreement, dated December 1, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date

10.11	Lease Agreement, dated December 1, 2005, between Agilent Technologies, Inc. and Avago Technologies U.S. Inc., relating to Avago’s facility at 350 West Trimble Road, San Jose, California 95131.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.12	First Amendment to Lease Agreement (Building 90) and Service Level Agreement, dated January 10, 2007, between Avago Technologies U.S. Inc. and Lumileds Lighting B.V. relating to Avago’s facilities at 350 West Trimble Road, San Jose, California 95131.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.13	Credit Agreement, dated December 1, 2005, among Avago Technologies Finance Pte. Ltd., Avago Technologies Finance S.àr.l., Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), Avago Technologies Wireless (U.S.A.) Manufacturing Inc. and Avago Technologies U.S. Inc., as borrowers, Avago Technologies Holding Pte. Ltd., each lender from time to time parties thereto, Citicorp International Limited (Hong Kong), as Asian Administrative Agent, Citicorp North America, Inc., as Tranche B-1 Term Loan Administrative Agent and as Collateral Agent, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Lead Bookrunner, Lehman Brothers Inc., as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, and Credit Suisse, as Documentation Agent (“Credit Agreement”).	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.14	Amendment No. 1 to Credit Agreement, dated December 23, 2005.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date

10.15	Amendment No. 2, Consent and Waiver under Credit Agreement, dated April 16, 2006.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.16	Amendment No. 3 to Credit Agreement, dated October 8, 2007.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.17+	2009 Equity Incentive Award Plan.	Amendment No. 5 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 27, 2009

10.18+	Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries (Amended and Restated Effective as of February 25, 2008).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (File No. 333-137664)	Feb. 27, 2008

10.19+	Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries (Amended and Restated Effective as of February 25, 2008).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Feb. 27, 2008

10.20+	Form of Management Shareholders Agreement.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.21+	Form of Nonqualified Share Option Agreement Under the Amended and Restated Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries for U.S. employees.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.22+	Form of Nonqualified Share Option Agreement Under the Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries for employees in Singapore.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.23+	Form of Nonqualified Share Option Agreement Under the Equity Incentive Plan for Executive Employees of Avago	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date
Technologies Limited and Subsidiaries for U.S. employees granted rollover options.

10.24+	Form of Nonqualified Share Option Agreement Under the Amended and Restated Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries for U.S. non-employee directors.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.25+	Form of Nonqualified Share Option Agreement Under the Amended and Restated Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries for non-employee directors in Singapore.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Sep. 29, 2006

10.26+	Amended and Restated Offer Letter Agreement, dated July 17, 2009, between Avago Technologies Limited and Hock E. Tan.	Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009

10.27+	Separation Agreement, dated as of January 31, 2007, between Avago Technologies Limited and Dick M. Chang.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	Feb. 6, 2007

10.28+	Amended and Restated Employment Agreement, dated July 17, 2009, between Avago Technologies U.S. Inc. and Fariba Danesh.	Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009

10.29+	Amended and Restated Employment Agreement, dated July 17, 2009, between Avago Technologies U.S. Inc. and Bryan Ingram.	Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009

10.30+	Offer Letter Agreement, dated March 20, 2007, between Avago Technologies and Patricia H. McCall.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (File No. 333-137664)	Feb. 27, 2008

10.31+	Offer Letter Agreement, dated November 7, 2005, between Avago Technologies (Malaysia) Sdn. Bhd. and Bian-Ee Tan, and Extension of Employment Letter	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Feb. 27, 2008

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date
Agreement, dated October 10, 2006, between Avago Technologies (Malaysia) Sdn. Bhd. and Bian-Ee Tan.

10.32+	Offer Letter Agreement, dated July 4, 2008, between Avago Technologies and Douglas R. Bettinger.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	Jul. 16, 2008

10.33+	Form of indemnification agreement between Avago and each of its directors.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Feb. 27, 2008

10.34+	Form of indemnification agreement between Avago and each of its officers.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Feb. 27, 2008

10.35	Advisory Agreement, dated December 1, 2005, among Avago Technologies Limited, Avago Technologies International Sales Pte. Limited, Kohlberg Kravis Roberts & Co., L.P. and Silver Lake Management Company, LLC (the “Advisory Agreement”).	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Sep. 29, 2006

10.36	Form of Termination Notice for the Advisory Agreement, dated August 11, 2009.	Amendment No. 2 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 2, 2009

10.37	Ft. Collins Supply Agreement, dated October 28, 2005 between Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and Palau Acquisition Corporation.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Jun. 16, 2009

10.38	Statement of Work, dated January 27, 2006, between KKR Capstone and Avago Technologies.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.39	Supplemental Indenture No. 1, dated April 11, 2006, among Avago Technologies Sensor IP Pte. Ltd., Avago Technologies Sensor (U.S.A.) Inc. and The Bank of New York, as Trustee, relating to the 11 7/8% Senior Subordinated Notes.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Sep. 29, 2006

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date

10.40	Supplemental Indenture No. 2, dated January 3, 2007, among Avago Technologies Finance Pte. Ltd., Avago Technologies U.S. Inc., Avago Technologies Wireless (U.S.A.) Manufacturing Inc., Guarantors signatory thereto and The Bank of New York, as Trustee, governing the 11 7/8% Senior Subordinated Notes.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Jan. 8, 2007

10.41	Supplemental Indenture No. 3, dated June 15, 2007, between Einhundertsechsundneunzigste Verwaltungsgesellschaft Dammtor mbH (renamed Avago Technologies Fiber GmbH) and The Bank of New York, as Trustee, governing the 11 7/8% Senior Subordinated Notes.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.42	Supplemental Indenture No. 4, dated December 13, 2007, among Avago Technologies General Hungary Vagyonkezelö Kft, Avago Technologies Wireless Hungary Vagyonkezelö Kft and The Bank of New York, as Trustee, governing the 11 7/8% Senior Subordinated Notes.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.43	Supplemental Indenture No. 5, dated February 28, 2008, between Avago Technologies Trading Ltd and The Bank of New York, as Trustee, governing the 11 7/8% Senior Subordinated Notes.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.44^	Distribution Agreement, dated March 26, 2008, between Avago Technologies International Sales Pte. Limited and Arrow Electronics, Inc.	Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009

10.45	Collective Agreement, dated November 2, 2007, between Avago Technologies Limited (and its Singapore subsidiaries) and United Workers of Electronic & Electrical Industries.	Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.46+	Severance Benefits Agreement, dated December 3, 2008,	Avago Technologies Finance Pte. Ltd. Current Report on	Mar. 5, 2009

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date
	between Avago Technologies Limited and Patricia H. McCall.	Form 6-K (Commission File No. 333-137664)

10.47+	Offer Letter Agreement, dated December 5, 2008, between Avago Technologies Limited and B.C. Ooi.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	Mar. 5, 2009

10.48+	Employment Separation Agreement, dated April 7, 2009, between Avago Technologies Limited and Bian-Ee Tan.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	Apr. 10, 2009

10.49+	Deferred Compensation Plan.	Amendment No. 2 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 2, 2009

10.50+	Avago Performance Bonus Plan, effective November 1, 2008.	Amendment No. 3 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 14, 2009

10.51+	Form of Option Agreement Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Amendment No. 5 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 27, 2009

10.52+	Form of Amendment to the Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries.	Amendment No. 5 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 27, 2009

10.53+	Employee Share Purchase Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 27, 2009

10.54+	Separation Agreement, dated September 23, 2009, between Avago Technologies Limited and Fariba Danesh.	Current Report on Form 8-K (Commission File No. 001-34428).	Sep. 24, 2009
10.55+	Separation Agreement, dated October 9, 2009, between Avago Technologies Limited and Jeffrey Henderson.	Annual Report on Form 10-K (Commission File No. 001-34428)	Dec. 15, 2009

12.1	Computation of ratio of earnings to fixed charges.	Annual Report on Form 10-K (Commission File No. 001-34428)	Dec. 15, 2009

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date

21.1	List of Subsidiaries.	Annual Report on Form 10-K (Commission File No. 001-34428)	Dec. 15, 2009

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	Annual Report on Form 10-K (Commission File No. 001-34428)	Dec. 15, 2009

24.1	Power of Attorney.	Annual Report on Form 10-K (Commission File No. 001-34428)	Dec. 15, 2009

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Annual Report on Form 10-K (Commission File No. 001-34428)	Dec. 15, 2009

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Annual Report on Form 10-K (Commission File No. 001-34428)	Dec. 15, 2009

Notes:

+	Indicates a management contract or compensatory plan or arrangement.
#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Avago Technologies hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
^	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.