Form 10-Q
period 2010-05-02
Avago Technologies LTD
filed 2010-06-03
CIK 1441634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2010

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

As of May 24, 2010 there were 238,622,060 shares of our ordinary shares, no par value per share, outstanding.

AVAGO TECHNOLOGIES LIMITED

Quarterly Report on Form 10-Q

For the Quarterly Period Ended May 2, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements—Unaudited

AVAGO TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(in millions, except share amounts)

	November 1, 2009 (1)	May 2, 2010
ASSETS

Current assets:
Cash and cash equivalents	$472	$256
Trade accounts receivable, net	186	249
Inventory	162	178
Other current assets	44	44

Total current assets	864	727
Property, plant and equipment, net	264	261
Goodwill	171	171
Intangible assets, net	647	607
Other long-term assets	24	16

Total assets	$1,970	$1,782

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$154	$169
Employee compensation and benefits	55	59
Accrued interest	25	12
Capital lease obligations - current	2	2
Other current liabilities	33	39
Current portion of long-term debt	364	—

Total current liabilities	633	281

Long-term liabilities:
Long-term debt	230	230
Capital lease obligations - non-current	3	4
Other long-term liabilities	64	67

Total liabilities	930	582

Commitments and contingencies (Note 11)

Shareholders’ equity:
Ordinary shares, no par value; 235,392,897 shares and 238,586,390 shares issued and outstanding on November 1, 2009 and May 2, 2010, respectively	1,393	1,425
Accumulated deficit	(356)	(228)
Accumulated other comprehensive income	3	3

Total shareholders’ equity	1,040	1,200

Total liabilities and shareholders’ equity	$1,970	$1,782

(1)	Amounts as of November 1, 2009 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(in millions, except per share data)

	Quarter Ended		Six Months Ended
	May 3, 2009	May 2, 2010	May 3, 2009	May 2, 2010
Net revenue	$325	$515	$693	$971
Costs and expenses:
Cost of products sold:
Cost of products sold	210	268	414	515
Amortization of intangible assets	14	14	29	29
Restructuring charges	3	—	9	—

Total cost of products sold	227	282	452	544

Gross margin	98	233	241	427
Research and development	59	70	121	134
Selling, general and administrative	42	48	82	94
Amortization of intangible assets	5	6	11	11
Restructuring charges	3	1	8	2

Total operating expenses	109	125	222	241

Income (loss) from operations	(11)	108	19	186
Interest expense	(20)	(8)	(38)	(19)
Gain (loss) on extinguishment of debt	—	—	1	(24)
Other expense, net	(2)	(1)	(4)	(2)

Income (loss) before income taxes	(33)	99	(22)	141
Provision for (benefit from) income taxes	(2)	9	3	13

Net income (loss)	$(31)	$90	$(25)	$128

Net income (loss) per share:
Basic	$(0.14)	$0.38	$(0.12)	$0.54

Diluted	$(0.14)	$0.37	(0.12)	$0.52

Weighted average shares:
Basic	214	238	214	237

Diluted	214	246	214	244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(in millions)

	Six Months Ended
	May 3, 2009	May 2, 2010
Cash flows from operating activities:
Net income (loss)	$(25)	$128

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	80	79
Amortization of debt issuance costs	2	1
(Gain) loss on extinguishment of debt	(1)	8
Loss on disposal of property, plant and equipment	—	1
Non-cash portion of restructuring charges	1	—
Impairment of investment	2	—
Share-based compensation	4	11
Excess tax benefits from share-based compensation	—	(1)
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	1	(63)
Inventory	38	(16)
Accounts payable	(4)	7
Employee compensation and benefits	(34)	4
Other current assets and current liabilities	(9)	(14)
Other long-term assets and long-term liabilities	7	11

Net cash provided by operating activities	62	156

Cash flows from investing activities:
Purchase of property, plant and equipment	(25)	(27)
Acquisitions and investments, net of cash acquired	(7)	(1)
Proceeds from disposal of property, plant and equipment	—	1
Proceeds from sale of discontinued operations	2	—

Net cash used in investing activities	(30)	(27)

Cash flows from financing activities:
Issuance of ordinary shares	—	19
Repurchase of ordinary shares	(1)	—
Debt repayments	(2)	(364)
Payment of capital lease obligations	—	(1)
Excess tax benefits from share-based compensation	—	1
Cash settlement of equity awards	(1)	—

Net cash used in financing activities	(4)	(345)

Net increase (decrease) in cash and cash equivalents	28	(216)
Cash and cash equivalents at the beginning of period	213	472

Cash and cash equivalents at end of period	$241	$256

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

Basis of Presentation

Fiscal Periods. We operate on a 52/53-week fiscal year ending on the Sunday closest to October 31. Our first quarter of fiscal year 2010 ended on January 31, 2010, the second quarter ended on May 2, 2010, the third quarter will end on August 1, 2010 and the fourth quarter will end on October 31, 2010.

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

The operating results for the quarter and six months ended May 2, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010, or fiscal year 2010, or for any other future period. The balance sheet as of November 1, 2009 is derived from the audited financial statements as of that date.

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

We sell our products through our direct sales force and distributors. One customer accounted for 11% of our net accounts receivable balance at November 1, 2009. One customer accounted for 13% of our net accounts receivable balance at May 2, 2010 and also represented 10% of net revenue for each of the quarter and the six months ended May 2, 2010. During both the quarter and six months ended May 3, 2009, no single customer represented 10% or more of net revenue.

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

Net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss)—the numerator—by the weighted-average number of shares outstanding—the denominator—during the period, excluding the dilutive effect of options and other employee plans. Diluted net income (loss) per share gives effect to all potentially dilutive ordinary share equivalents outstanding during the period.

AVAGO TECHNOLOGIES LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net income per share for the quarter and six months ended May 2, 2010 excluded the potentially dilutive effect of weighted-average options to purchase 4 million and 3 million ordinary shares, respectively, as their effect was antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in millions, except per share data):

	Quarter Ended		Six Months Ended
	May 3, 2009	May 2, 2010	May 3, 2009	May 2, 2010
Net income (Numerator):
Net income (loss)	$(31)	$90	$(25)	$128

Shares (Denominator):
Basic weighted average ordinary shares outstanding	214	238	214	237
Add: Incremental shares for:
Dilutive effect of share options	—	8	—	7

Shares used in diluted computation	214	246	214	244

Net income (loss) per share:
Basic	$(0.14)	$0.38	$(0.12)	$0.54

Diluted	$(0.14)	$0.37	$(0.12)	$0.52

Warranty. We accrue for the estimated costs of product warranties at the time revenue is recognized. Product warranty costs are estimated based upon our historical experience and specific identification of the products’ requirements, which may fluctuate based on product mix. Additionally, we accrue for warranty costs associated with unanticipated product quality issues if a loss is probable and can be reasonably estimated.

The following table summarizes the changes in accrued warranty (in millions):

Balance as of November 1, 2009 - included in other current liabilities	$7
Charged to cost of products sold	11
Utilized	—

Balance as of May 2, 2010 - included in other current liabilities	$18

The changes to accrued warranty for the quarter and six months ended May 3, 2009 were not significant.

During the first six months of fiscal year 2010, we recorded warranty charges of $11 million based on one specific quality issue. See Note 11. “Commitments and Contingencies” for further details.

Recently Adopted Accounting Guidance

In the second quarter of fiscal year 2010, we adopted the guidance issued by the Financial Accounting Standards Board, or FASB, on fair value measurements and disclosures. The guidance requires new disclosures about transfers in and out of Levels 1 and 2 fair value measurements, fair value measurements disclosures for each class of assets and liabilities, and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. Other than requiring additional disclosures, the adoption of this guidance did not have a significant impact on our results of operations and financial position.

In the second quarter of fiscal year 2010, we adopted the guidance issued by the FASB that amends the disclosure requirements about subsequent events. The amendment includes definition of an SEC filer, requires an SEC filer to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance. The adoption of this guidance did not have a material impact on our results of operations and financial position.

AVAGO TECHNOLOGIES LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the first quarter of fiscal year 2010, we adopted the guidance issued by the FASB on business combinations, which significantly changes current practices regarding business combinations. Among the more significant changes, the guidance expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. Although the adoption of this guidance changes our accounting treatment for business combinations on a prospective basis and the nature and magnitude of the specific impact depends upon the nature, terms and size of the acquisitions consummated after the effective date, this guidance did not have a material impact on our results of operations and financial position as we did not acquire any businesses during the six months ended May 2, 2010.

In the first quarter of fiscal year 2010, we adopted the guidance issued by the FASB on noncontrolling interests in consolidated financial statements. This guidance changes the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. The adoption of this guidance did not have any impact on our results of operations and financial position.

In the first quarter of fiscal year 2010, we adopted the guidance issued by the FASB for determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under authoritative accounting guidance for goodwill and other intangible assets. Although future transactions involving intangible assets may be affected by this guidance, it did not have a material impact on our results of operations and financial position as we did not acquire any intangible assets during the six months ended May 2, 2010.

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

Recent Accounting Guidance Not Yet Adopted

In March 2010, the FASB issued new guidance on the milestone method of revenue recognition. The new guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. A milestone is substantive when the consideration earned from achievement of the milestone is commensurate with either (a) the vendor’s performance to achieve the milestone or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone and the consideration earned from the achievement of a milestone relates solely to past performance and is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. This new guidance will be effective for our fiscal year 2011 and its interim periods, with early adoption permitted. The guidance may be applied retrospectively to all arrangements or prospectively to milestones achieved after the effective date. We are currently assessing the impact that this guidance will have on our results of operations and financial position.

In February 2010, the FASB issued updated guidance which amends the requirements for evaluating whether a decision maker or service provider has a variable interest to clarify that a quantitative approach should not be the sole consideration in assessing the criteria. It also clarifies that related parties should be considered in applying all of the decision maker and service provider criteria. This is in addition to the authoritative guidance the FASB issued in June 2009 that applies to determining whether an entity is a variable interest entity and requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This new guidance eliminates the exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the existing provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This guidance will be effective for our fiscal year 2011. We believe the adoption of this new guidance will not have a significant impact on our results of operations and financial position.

AVAGO TECHNOLOGIES LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This guidance will be effective for our fiscal year 2012 and its interim periods. Other than requiring additional disclosures, we believe the adoption of this guidance will not have a significant impact on our results of operations and financial position.

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

2. Inventory

Inventory consists of the following (in millions):

	November 1, 2009	May 2, 2010
Finished goods	$70	$63
Work-in-process	70	87
Raw materials	22	28

Total inventory	$162	$178

During the quarter and six months ended May 3, 2009, we recorded write-downs to inventories of $16 million and $19 million, respectively, associated with reduced demand assumptions. During the quarter and six months ended May 2, 2010, we recorded write-downs to inventories of $4 million and $6 million, respectively, associated with reduced demand assumptions.

AVAGO TECHNOLOGIES LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Goodwill and Intangible Assets

There was no change in goodwill during the six months ended May 2, 2010.

Amortizable purchased intangibles consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of November 1, 2009:
Purchased technology	$727	$(231)	$496
Customer and distributor relationships	249	(99)	150
Other	3	(2)	1

Total	$979	$(332)	$647

As of May 2, 2010:
Purchased technology	$727	$(261)	$466
Customer and distributor relationships	249	(109)	140
Other	3	(2)	1

Total	$979	$(372)	$607

Amortization of intangible assets was $19 million and $20 million for the quarters ended May 3, 2009 and May 2, 2010, respectively, and $40 million for each of the six months ended May 3, 2009 and May 2, 2010, respectively.

During the six months ended May 3, 2009, we recorded $4 million in intangible assets with a weighted-average amortization period of 19 years in conjunction with an acquisition.

Based on the amount of intangible assets subject to amortization at May 2, 2010, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2010 (remainder)	$39
2011	77
2012	76
2013	76
2014	76
2015	75
Thereafter	188

$607

The weighted-average amortization periods remaining by intangible asset category at May 2, 2010 were as follows (in years):

Amortizable intangible assets:
Purchased technology	9
Customer and distributor relationships	8
Other	24

4. Borrowings

Our borrowings as of November 1, 2009 and May 2, 2010 consist of the following (in millions):

	November 1, 2009	May 2, 2010
Notes:
10 1 /8% senior notes due 2013	$318	$—
Senior floating rate notes due 2013	46	—
11 7 /8% senior subordinated notes due 2015	230	230

	594	230
Less: Current portion of long-term debt	364	—

Long-term debt	$230	$230

AVAGO TECHNOLOGIES LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Repayments

During the six months ended May 2, 2010, we redeemed $318 million in principal amount of the senior fixed rate notes and $46 million in principal amount of the senior floating rate notes. We redeemed the senior fixed rate notes and senior floating rate notes at 5.063% premium of the principal amount and no premium, respectively, plus accrued interest, resulting in a loss on extinguishment of debt of $24 million, which consisted of $16 million premium and an $8 million write-off of debt issuance costs and other related expenses.

During the six months ended May 3, 2009, we repurchased $3 million in principal amount of senior subordinated notes from the open market, resulting in a gain on extinguishment of debt of $1 million.

Senior Credit Facility

As of May 2, 2010, we had a revolving senior secured credit facility in the amount of $350 million which includes borrowing capacity available for letters of credit and for borrowings and is available to us and certain of our subsidiaries in U.S. dollars and other currencies. As of May 2, 2010, we had no borrowing amounts outstanding under the revolving credit facility, although we had $11 million of letters of credit outstanding under the facility, which reduces the amount available under the revolving credit facility on a dollar-for-dollar basis.

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

The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:

Level 1—Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include investment funds—deferred compensation plan assets. We measure investment funds at quoted market price as they are traded in an active market with sufficient volume and frequency of transactions.

Level 2—Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Our Level 2 assets include time deposits which are classified as cash and cash equivalents.

Time deposits are highly liquid with maturities of equal or less than ninety days. Due to their short-term maturities, we have determined that the fair value of time deposits should be at face value.

Level 3—Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any market activity for the asset or liability at the measurement date. Level 3 assets and liabilities include cost method investment, goodwill, amortizable intangible assets, and property, plant and equipment, which are measured at fair value using a discounted cash flow approach when they are determined to be impaired. We did not have any Level 3 asset or liability activities during the quarter ended May 2, 2010.

AVAGO TECHNOLOGIES LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The table below sets forth by level our financial assets that were accounted for at fair value as of May 2, 2010. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions).

		Fair Value Measurement as of May 2, 2010 Using
	Portion of Carrying Value Measured at Fair Value as of May 2, 2010	Quoted Prices In Active Market For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Time deposits (1)	$143	$—	$143
Investment Funds - Deferred Compensation Plan Assets (2)	3	3	—

Total assets measured at fair value	$146	$3	$143

(1)	Included in cash and cash equivalents in our unaudited condensed consolidated balance sheet
(2)	Included in other current assets in our unaudited condensed consolidated balance sheet

During the three and six months ended May 2, 2010, there were no material transfers between Level 1 and Level 2 fair value instruments.

Assets Measured at Fair Value on a Nonrecurring Basis

There were no nonfinancial assets or liabilities measured at fair value as of May 2, 2010.

Fair Value of Other Financial Instruments

The following table presents the carrying amounts and fair values of financial instruments as of November 1, 2009 and May 2, 2010 (in millions):

	November 1, 2009		May 2, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$46	$45	$—	$—
Fixed rate debt	548	586	230	257

The fair values of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments. The fair value of our long-term debt is based on quoted market rates.

6. Shareholders’ Equity

On January 27, 2010, our registration statement filed with the SEC in connection with the public offering and sale by certain shareholders of the Company of an aggregate of 25,000,000 shares of the Company’s ordinary shares, or the Offering, was declared effective. The Offering closed on February 2, 2010, and 25,000,000 shares were sold to the public at a price per share of $17.41 including a $0.41 per share discount to the underwriters. We did not receive any proceeds from the sale of shares sold in the Offering other than proceeds from options exercised by certain shareholders in connection with the sale of shares by them in the Offering. On February 23, 2010, the underwriters exercised their option in full to purchase from certain selling shareholders up to an additional 3,750,000 ordinary shares to cover over-allotments, which transaction closed on February 26, 2010.

AVAGO TECHNOLOGIES LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards granted to employees, directors, and non-employees for the quarters and six months ended May 3, 2009 and May 2, 2010 (in millions):

	Quarter Ended		Six Months Ended
	May 3, 2009	May 2, 2010	May 3, 2009	May 2, 2010
Cost of products sold	$—	$1	$—	$1
Research and development	1	2	2	3
Selling, general and administrative	3	3	2	7

Total share-based compensation expense	$4	$6	$4	$11

The weighted-average assumptions utilized for our Black-Scholes valuation model for options granted during the quarters and six months ended May 3, 2009 and May 2, 2010 are as follows:

	Quarter Ended		Six Months Ended
	May 3, 2009	May 2, 2010	May 3, 2009	May 2, 2010
Risk-free interest rate	2.4%	2.6%	2.2%	2.6%
Dividend yield	0%	0%	0%	0%
Volatility	57.0%	44.0%	57.0%	45.0%
Expected term (in years)	6.5	5.0	6.5	5.0

The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of guideline publicly traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. For the options granted during the six months ended May 3, 2009, we used the simplified method specified by the SEC’s Staff Accounting Bulletin No. 110, or SAB No. 110 to determine the expected term of stock options for options grants that met the criteria of “plain vanilla” options under SAB No. 110. For those options granted during the six months ended May 3, 2009 that did not meet the criteria of “plain vanilla” and for all options granted during the six months ended May 2, 2010, our computation of expected term was based on other data, such as the data of peer companies and company-specific attributes that we believe could affect employees’ exercise behavior.

Based on the above assumptions, the weighted-average fair values of the options granted under the share option plans for the quarters ended May 3, 2009 and May 2, 2010 was $3.29 and $7.97, respectively, and $3.60 and $7.60 for the six months ended May 3, 2009 and May 2, 2010, respectively.

Based on our historical experience of pre-vesting option cancellations, for the six months ended May 3, 2009 and May 2, 2010 we have assumed an annualized forfeiture rate of 15% and 11%, respectively, for our options. We will record additional expense if actual forfeitures are lower than we estimated, and will record a recovery of prior expense if actual forfeitures are higher than we estimated.

Total compensation cost of options granted but not yet vested as of May 2, 2010 was $57 million, which is expected to be recognized over the remaining weighted-average service period of 3 years.

AVAGO TECHNOLOGIES LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of award activity follows (in millions, except years and per share amounts):

	Awards Outstanding
	Awards Available for Grant	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of November 1, 2009	20	24	$8.69
Granted	1	1	$17.89
Exercised	—	(3)	$5.88
Cancelled	(1)	(1)	$8.92

Balance as of May 2, 2010	20	21	$9.70	7.39	$231

Vested as of May 2, 2010		8	$6.86	6.20	$107
Vested and expected to vest as of May 2, 2010		19	$9.39	7.26	$209

The following table summarizes the ranges of outstanding and exercisable awards as of May 2, 2010 (in millions, except years and per share amounts):

	Awards Outstanding			Awards Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$1.25-5.00	7	5.51	$4.94	5	$4.91
5.00-10.00	3	8.45	$8.86	1	$8.48
10.00-15.00	9	7.91	$11.62	2	$10.28
15.00-20.48	2	9.57	$17.63	—	$—

Total	21	7.39	$9.70	8	$6.86

7. Restructuring Charges

The significant activities within and components of restructuring charges during the six months ended May 2, 2010 are as follows (in millions):

	Employee Termination Costs	Excess Lease	Total
Accrued restructuring as of November 1, 2009 - included in other current liabilities	$2	$1	$3
Charges to operating expenses	1	1	2
Cash payments	(3)	(1)	(4)

Accrued restructuring as of May 2, 2010 - included in other current liabilities	$—	$1	$1

8. Income Taxes

For the quarter ended May 2, 2010, we recorded an income tax provision of $9 million compared to a $2 million income tax benefit for the quarter ended May 3, 2009. For the six months ended May 2, 2010, we recorded an income tax provision of $13 million, compared to $3 million for the six months ended May 3, 2009.

In February, 2010, the Malaysian government granted us a tax holiday on our qualifying Malaysian income, which is effective for ten years beginning with our fiscal year 2009. As a result of receiving this tax incentive, we wrote down deferred tax assets of $6 million during the quarter ended May 2, 2010 that we previously recorded in this jurisdiction.

AVAGO TECHNOLOGIES LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10. Related Party Transactions

We recorded $1 million and $3 million of expenses for the quarter and six months ended May 3, 2009, respectively, for consulting and management advisory services provided by Kohlberg Kravis Roberts & Co., or KKR, and Silver Lake Partners, or Silver Lake. Pursuant to the advisory agreement, we also recorded less than $1 million of advisory fees payable to each of KKR and Silver Lake during the six months ended May 3, 2009 in connection with a qualifying acquisition. The advisory agreement was terminated in the fourth quarter of fiscal year 2009, in connection with our Initial Public Offering, or IPO, as such there were no advisory fees payable to KKR or Silver Lake during the quarter and six months ended May 2, 2010.

We recorded a credit to the unaudited condensed consolidated statement of operations of less than $1 million and $1 million for the quarter and six months ended May 3, 2009, respectively, and zero and less than $1 million of charges for the quarter and six months ended May 2, 2010, respectively, in connection with variable accounting related to the options to purchase 800,000 ordinary shares granted to Capstone Consulting, a company affiliated with KKR. These options are no longer subject to variable accounting as 700,000 of the options vested by the end of the first quarter of fiscal year 2010 and 100,000 of the options expired as the performance targets related to these options were not met.

We also recorded a receivable of less than $1 million in the aggregate from Bali Investments S.ar.l, Seletar Investments Pte. Ltd. and Geyser Investment Pte. Ltd. for the quarter and six months ended May 2, 2010 in connection with the reimbursement by them for two-thirds of the expenses of the Offering, which closed on February 2, 2010.

Mr. James A. Davidson, a director, also serves as a director of Flextronics. In the ordinary course of business, we continue to sell to Flextronics, which in the quarters ended May 3, 2009 and May 2, 2010 accounted for $23 million and $24 million of net revenue, respectively, and accounted for $47 million and $59 million of net revenue for the six months ended May 3, 2009 and May 2, 2010, respectively. Trade accounts receivable due from Flextronics as of November 1, 2009 and May 2, 2010 were $16 million and $9 million, respectively.

Mr. John R. Joyce, a director until March 26, 2010, also serves as a director of Hewlett-Packard Company. In the ordinary course of business, we continue to sell to Hewlett-Packard Company, which in the quarters ended May 3, 2009 and May 2, 2010 accounted for $10 million and $6 million of net revenue, respectively, and accounted for $21 million and $12 million of net revenue for the six months ended May 3, 2009 and May 2, 2010, respectively. Trade accounts receivable due from Hewlett-Packard Company as of November 1, 2009 and May 2, 2010, was $4 million each. We also use Hewlett-Packard Company as a service provider for information technology services. For the quarters ended May 3, 2009 and May 2, 2010, operating expenses included $5 million and $4 million, respectively, for services provided by Hewlett-Packard Company. For the six months ended May 3, 2009 and May 2, 2010, operating expenses included $14 million and $6 million, respectively, for services provided by Hewlett-Packard Company.

Mr. James Diller, a director and the chairman of our board of directors, also serves on the board of directors of PMC Sierra, Inc., or PMC Sierra, as vice-chairman. In the ordinary course of business, we continue to sell to PMC Sierra, which in the quarters ended May 3, 2009 and May 2, 2010 accounted for no net revenue, respectively, and accounted for $1 million and no net revenue for the six months ended May 3, 2009 and May 2, 2010, respectively. In addition, there were no trade accounts receivable due from PMC Sierra as of November 1, 2009 and May 2, 2010, respectively.

AVAGO TECHNOLOGIES LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies

Commitments

Purchase Commitments. At May 2, 2010, we had unconditional purchase obligations of $44 million for fiscal year 2010 and none thereafter. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Debt. At May 2, 2010, we had debt obligations of $230 million. Estimated future interest expense payments related to debt obligations at May 2, 2010 were $15 million for the remainder of 2010, $29 million for 2011, $28 million for 2012, and $27 million each for 2013, 2014, and 2015, respectively and $2 million thereafter. Estimated future interest expense payments include interest payments on our outstanding notes, commitment fees, and letter of credit fees. See Note 4. “Borrowings.”

There were no other substantial changes to our contractual commitments during the first six months of fiscal year 2010 from those disclosed in our Annual Report on Form 10-K for fiscal year 2009.

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

On July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to radio frequency, or RF, filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. We filed our answer and initial counterclaim on September 17, 2009, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents, and filed additional counterclaims on March 25, 2010 for the misappropriation of Avago trade secrets. On October 16, 2009, TriQuint filed its answer to our counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. While the court dismissed TriQuint’s antitrust counterclaims on procedural grounds on March 16, 2010, TriQuint has since filed a motion to file an amended pleading for its anti-trust claims, which we have opposed. We intend to defend this lawsuit vigorously, which actions may include the assertion by us of additional claims or counterclaims against TriQuint related to our intellectual property portfolio.

In addition, on February 8, 2010, PixArt Imaging Inc. filed an action against us in the U.S. District Court, Northern District of California seeking a determination of whether PixArt is licensed to use our portfolio of patents for optical finger navigation products pursuant to an existing cross-license agreement between us and PixArt which is limited to optical mouse and optical mouse trackball products. We did not license to PixArt our patents for optical finger navigation products. We intend to defend this action vigorously and to seek to have the scope of the cross-license agreement properly construed by the court as excluding such products.

Warranty

Commencing in the second quarter of fiscal year 2008, we notified certain customers of a product quality issue and began taking additional steps to correct the quality issue and work with affected customers to determine potential costs covered by our warranty obligations. We maintain insurance coverage for product liability and have been working with our insurance carriers to determine the extent of covered losses in this situation. Based on settlements with customers to date, the status of discussions with other affected customers and discussions with our insurance carriers, we recorded a charge of $2 million during the fourth quarter of fiscal year 2009 to cover costs relating to this quality issue in excess of expected insurance coverage. We continue to have discussions with affected customers and presently believe that amounts we have recorded in our financial statements along with expected insurance coverage proceeds will be adequate to resolve these claims, although this assessment is subject to change based on the ultimate resolution of this matter with customers and the insurance carriers. In addition, if the timing of settlement of claims with customers and the timing

AVAGO TECHNOLOGIES LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of determination of insurance recoveries do not occur in the same reporting periods, there could be material increases in charges to statement of operations in a future period and decreases in a subsequent period once insurance recoveries are deemed probable of realization.

During the second quarter of fiscal year 2009 we identified another product quality issue with a particular component, took steps to correct the quality issue and notified our customers. Though the expected failure rate of the product was not 100%, based on our quality tests, we have offered to replace all such components used or still held by our customers. We recorded charges of $6 million during fiscal year 2009 related to this product quality issue, based on the progress of discussions with our customers and our evaluation of the best estimate of our exposure related to this matter, which covered costs to scrap inventory of such components held by us and costs associated with providing replacement parts to customers. During the first half of fiscal year 2010, we recorded additional charges of $11 million, consisting of $5 million and $6 million in the first and second quarters of fiscal year 2010, respectively, to cover customer claims for reimbursements of costs incurred by such customers related to this product quality issue. We presently believe that amounts we have recorded in our financial statements will be adequate to resolve any warranty obligations related to this issue, although this assessment is subject to change based on the ultimate resolution of this matter with customers. We continue to have discussions with affected customers on the matter and although we have made our best estimate of the expected warranty obligation based on available information, we could record further charges in future periods based on the ultimate resolution of this matter with such customers.

Indemnifications to Hewlett-Packard and Agilent

Agilent Technologies, Inc. has given multiple indemnities to Hewlett-Packard Company in connection with its activities prior to its spin-off from Hewlett-Packard Company in June 1999 for the businesses that constituted Agilent prior to the spin-off. As the successor to the Semiconductor Products Group, or SPG, business of Agilent, we have acquired responsibility for indemnifications related to assigned intellectual property agreements. Additionally, when we completed the acquisition of SPG from Agilent in December 2005, we provided indemnities to Agilent with regard to Agilent’s conduct of the SPG business prior to the SPG acquisition. In our opinion, the fair value of these indemnifications is not material.

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

12. Subsequent Event

On January 28, 2010, we entered into a definitive agreement to acquire certain assets and assume certain liabilities of a China-based company engaged in the manufacture of motion control encoder products for $8 million in cash. The acquisition closed on May 7, 2010.

Due to the timing of the acquisition, preliminary accounting for business combination is not yet complete. Financial results of the acquired business and preliminary accounting for business combination in accordance with ASC 805 will be included in our consolidated financial statements starting with the third quarter of fiscal year 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 1, 2009, or fiscal year 2009, included in our Annual Report on Form 10-K for fiscal year 2009, or 2009 Annual Report on Form 10-K. This Quarterly Report on Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to, any projections of financial information; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow, growth rates and restructuring efforts, or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are based on current expectations, estimates, forecasts and projections of future Avago or industry performance based on management’s judgment, beliefs, current trends and market conditions and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. For example, there can be no assurance that our product sales efforts, revenues or expenses will meet any expectations or follow any trend(s), or that our ability to compete effectively will be successful or yield anticipated results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the SEC. We undertake no intent or obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise.

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

There have been no significant changes in our critical accounting policies during the six months ended May 2, 2010 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Annual Report on Form 10-K.

Results from Operations

Quarter and Six Months Ended May 2, 2010 Compared to Quarter and Six Months Ended May 3, 2009

The following tables set forth our results of operations for the quarters and six months ended May 2, 2010 and May 3, 2009.

	Quarter Ended
	May 3, 2009	May 2, 2010	May 3, 2009	May 2, 2010
	(In millions)		(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	$325	$515	100%	100%
Costs and expenses:
Cost of products sold:
Cost of products sold	210	268	65	52
Amortization of intangible assets	14	14	4	3
Restructuring charges	3	—	1	—

Total cost of products sold	227	282	70	55

Gross margin	98	233	30	45
Research and development	59	70	18	14
Selling, general and administrative	42	48	13	9
Amortization of intangible assets	5	6	1	1
Restructuring charges	3	1	1	—

Total operating expenses	109	125	33	24

Income (loss) from operations	(11)	108	(3)	21
Interest expense	(20)	(8)	(6)	(2)
Other expense, net	(2)	(1)	(1)	—

Income (loss) before income taxes	(33)	99	(10)	19
Provision for (benefit from) income taxes	(2)	9	—	2

Net income (loss)	$(31)	$90	(10)%	17%

	Six Months Ended
	May 3, 2009	May 2, 2010	May 3, 2009	May 2, 2010
	(In millions)		(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	$693	$971	100%	100%
Costs and expenses:
Cost of products sold:
Cost of products sold	414	515	60	53
Amortization of intangible assets	29	29	4	3
Restructuring charges	9	—	1	—

Total cost of products sold	452	544	65	56

Gross margin	241	427	35	44
Research and development	121	134	17	14
Selling, general and administrative	82	94	12	10
Amortization of intangible assets	11	11	2	1
Restructuring charges	8	2	1	—

Total operating expenses	222	241	32	25

Income from operations	19	186	3	19
Interest expense	(38)	(19)	(5)	(2)
Gain (loss) on extinguishment of debt	1	(24)	—	(2)
Other expense, net	(4)	(2)	(1)	—

Income (loss) before income taxes	(22)	141	(3)	15
Provision for income taxes	3	13	1	2

Net income (loss)	$(25)	$128	(4)%	13%

Net revenue. Net revenue was $515 million for the quarter ended May 2, 2010, compared to $325 million for the quarter ended May 3, 2009, an increase of $190 million or 58%. Net revenue was $971 million for the six months ended May 2, 2010, compared to $693 million for the six months ended May 3, 2009, an increase of $278 million or 40%. Net revenue increased primarily due to strength in the industrial and automotive electronics and wireless communications target market. The increase in net revenue was also due, in part, to significantly improved general economic conditions in the quarter and the six months ended May 2, 2010, compared to the corresponding periods in 2009.

Net revenue by target market data is derived from our understanding of our end customers’ primary markets, and was as follows:

	Quarter Ended		Change	Six Months Ended		Change
	May 3, 2009	May 2, 2010		May 3, 2009	May 2, 2010
% of net revenue
Wireless communications	43%	38%	(5)%	38%	38%	—%
Industrial and automotive electronics	20	29	9	25	27	2
Wired infrastructure	28	24	(4)	28	25	(3)
Consumer and computing peripherals	9	9	—	9	10	1

Total net revenue	100%	100%		100%	100%

	Quarter Ended		Change	Six Months Ended		Change
	May 3, 2009	May 2, 2010		May 3, 2009	May 2, 2010
Net revenue (in millions)
Wireless communications	$141	$197	$56	$265	$369	$104
Industrial and automotive electronics	66	147	81	170	264	94
Wired infrastructure	90	123	33	193	244	51
Consumer and computing peripherals	28	48	20	65	94	29

Total net revenue	$325	$515	$190	$693	$971	$278

Net revenue from wireless communications products, in absolute dollars, increased significantly in the second quarter of the fiscal year ending October 31, 2010, or fiscal year 2010, and in the first six months of fiscal year 2010, compared with the corresponding prior year periods. The growth of key platforms in next-generation smart phones at leading OEM customers, which incorporate many of our proprietary products such as 3G front-end modules, as well as increased demand for our proprietary optical finger navigation devices, drove this revenue growth.

Net revenue from industrial and automotive electronics products, in absolute dollars and as a percentage of net revenue, increased substantially in the second quarter of fiscal year 2010 and in the first six months of fiscal year 2010 compared with the corresponding prior year periods. The increase was in large part due to the effects of a recovery in market conditions. The growth in this target market was broad based, with particular strength in sales of industrial optocouplers, fiber and motion encoders. We benefitted from increased spending on and new uses for our devices in applications such as inverters, servo machine tools, power production and distribution, including renewable energy and smart power grid installations, factory automation and transportation.

Net revenue from wired infrastructure products, in absolute dollars, increased in the second quarter of fiscal year 2010 and in the first six months of fiscal year 2010 compared with the corresponding prior year periods, as spending on enterprise networking and core routing continued to improve.

Net revenue from consumer and computing peripheral products, in absolute dollars, increased in the second quarter and in the first six months of fiscal year 2010 compared with the corresponding periods in 2009, reflecting improved sales of sensors for optical mice in the first six months of fiscal year 2010.

Gross margin. Gross margin was $233 million for the quarter ended May 2, 2010 compared to $98 million for the quarter ended May 3, 2009, an increase of $135 million or 138%. As a percentage of net revenue, gross margin increased to 45% for the quarter ended May 2, 2010 from 30% for the quarter ended May 3, 2009. The increase in gross margin percentage was attributable to favorable volume and product mix as well as increased operating levels in our internal fabrication facilities. During the quarter ended May 2, 2010, compared to the quarter ended May 3, 2009, a higher proportion of our net revenues were from products sold into the industrial and automotive electronics target market, which earn higher margins as compared to products in our other target markets. In addition, during the quarter ended May 2, 2010, we recorded write-downs to inventories associated with reduced demand assumptions of $4 million compared to $16 million during the quarter ended May 3, 2009. We also recorded a charge of $6 million during the quarter ended May 2, 2010 for warranty costs compared to less than $1 million in the second quarter of fiscal year 2009, as more fully discussed in Note 11 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Gross margin was $427 million for the six months ended May 2, 2010 compared to $241 million for the six months ended May 3, 2009, an increase of $186 million or 77%. As a percentage of net revenue, gross margin increased to 44% for the six months ended May 2, 2010 from 35% for the six months ended May 3, 2009. The increase in gross margin percentage was attributable to favorable volume and product mix as well as increased operating levels in our internal fabrication facilities. During the six months ended May 2, 2010, compared to the six months ended May 3, 2009, a higher proportion of our net revenues were from products sold into the industrial and automotive electronics target market which earn higher margins as compared to products in our other target markets. During the six months ended May 2, 2010, we recorded write-downs to inventories associated with reduced demand assumptions of $6 million compared to $19 million during the six months ended May 3, 2009. We also recorded charges of $11 million during the six months ended May 2, 2010 for warranty costs compared to less than $1 million in the six months ended May 3, 2009, as more fully discussed in Note 11 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Research and development. Research and development expense was $70 million for the quarter ended May 2, 2010, compared to $59 million for the quarter ended May 3, 2009, an increase of $11 million or 19%. As a percentage of net revenue, research and development expenses decreased to 14% for the quarter ended May 2, 2010 from 18% for the quarter ended May 3, 2009. The increase in absolute dollars was attributable to higher incentive compensation expense related to our employee bonus program which is a variable expense related to our overall profitability. The decrease as a percentage of net revenue is primarily attributable to an increase in net revenue of 58% during the quarter ended May 2, 2010 compared to the quarter ended May 3, 2009.

Research and development expense was $134 million for the six months ended May 2, 2010, compared to $121 million for the six months ended May 3, 2009, an increase of $13 million or 11%. As a percentage of net revenue, research and development expenses decreased to 14% for the six months ended May 2, 2010 from 17% for the six months ended May 3, 2009. The increase in absolute dollars was attributable to higher incentive compensation expense related to our employee bonus program which is a variable expense related to our overall profitability. The decrease as a percentage of net revenue is primarily attributable to an increase in net revenue of 40% during the six months ended May 2, 2010 compared to the six months ended May 3, 2009.

Selling, general and administrative. Selling, general and administrative expense was $48 million for the quarter ended May 2, 2010 compared to $42 million for the quarter ended May 3, 2009, an increase of $6 million or 14%. As a percentage of net revenue, selling, general and administrative decreased to 9% for the quarter ended May 2, 2010 compared to 13% for the quarter ended May 3, 2009. The increase in absolute dollars was attributable to higher incentive compensation expense related to our employee bonus program which is a variable expense related to our overall profitability. The decrease as a percentage of net revenue is primarily attributable to an increase in net revenue of 58% during the quarter ended May 2, 2010 compared to the quarter ended May 3, 2009.

Selling, general and administrative expense was $94 million for the six months ended May 2, 2010 compared to $82 million for the six months ended May 3, 2009, an increase of $12 million or 15%. As a percentage of net revenue, selling, general and administrative expense decreased to 10% for the six months ended May 2, 2010 compared to 12% for the six months ended May 3, 2009. The increase in absolute dollars was attributable to higher share-based compensation expense and incentive compensation expense related to our employee bonus program which is a variable expense related to our overall profitability. The decrease as a percentage of net revenue is primarily attributable to an increase in net revenue of 40% during the six months ended May 2, 2010 compared to the six months ended May 3, 2009.

Amortization of intangible assets. Total amortization of intangible assets incurred was $20 million and $19 million, respectively, for the quarters ended May 2, 2010 and May 3, 2009. Total amortization of intangible assets incurred was $40 million for each of the six months ended May 2, 2010 and May 3, 2009.

Restructuring charges. During the quarter ended May 2, 2010, we incurred total restructuring charges of $1 million, compared to $6 million for the quarter ended May 3, 2009. During the six months ended May 2, 2010, we incurred total restructuring charges of $2 million compared to $17 million for the six months ended May 3, 2009, both predominantly representing employee termination costs. See Note 7 to the Unaudited Condensed Consolidated Financial Statements.

Interest expense. Interest expense was $8 million for the quarter ended May 2, 2010, compared to $20 million for the quarter ended May 3, 2009, which represents a decrease of $12 million or 60%. Interest expense was $19 million for the six months ended May 2, 2010, compared to $38 million for the six months ended May 3, 2009, which represents a decrease of $19 million or 50%. The decrease is primarily due to the redemption and repurchases of $470 million aggregate principal amount of our outstanding notes made subsequent to the first quarter of fiscal year 2009.

Gain (loss) on extinguishment of debt. During the six months ended May 2, 2010, we redeemed $318 million aggregate principal amount of our senior fixed rate notes and the remaining $46 million aggregate principal amount of our senior floating rate notes. The redemption of the senior fixed rate notes and senior floating rate notes resulted in a loss on extinguishment of debt of $24 million. During the six months ended May 3, 2009, we repurchased $3 million in principal amount of our senior subordinated notes in the open market, resulting in a gain on extinguishment of debt of $1 million. See Note 4 to the Unaudited Condensed Consolidated Financial Statements.

Other income (expense), net. Other income (expense), net includes interest income, currency gains (losses) on balance sheet remeasurement and other miscellaneous items. Other expense, net was $1 million and $2 million for the quarter and six months ended May 2, 2010, respectively, compared to $2 million and $4 million for the quarter and six months ended May 3, 2009, respectively. Other expense, net for the quarter and six months ended May 3, 2009 included a $2 million other-than-temporary impairment charge related to an investment accounted for under the cost method.

Provision for income taxes. We recorded income tax expense of $9 million and $13 million for the quarter and six months ended May 2, 2010, respectively, and income tax benefit of $2 million and income tax expense of $3 million for the quarter and six months ended May 3, 2009, respectively. In February 2010, the Malaysian government granted us a tax holiday on our qualifying Malaysian income, which is effective for ten years beginning with our fiscal year 2009. As a result of receiving this tax incentive, during the quarter ended May 2, 2010 we wrote down deferred tax assets of $6 million that we previously recorded. As a result, our income tax expense was higher in the second quarter and first six months of fiscal year 2010 than the corresponding periods in fiscal year 2009. The benefit in the quarter ended May 3, 2009 was attributable to a loss from operations in that fiscal quarter.

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

Liquidity and Capital Resources

Our primary sources of liquidity as at May 2, 2010, consisted of: (1) approximately $256 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our $350 million revolving credit facility, which is committed until December 1, 2011, of which $339 million is available to be drawn (after taking into account $11 million of letters of credit outstanding under the facility). Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations, (ii) working capital requirements and (iii) capital expenditures, including acquisitions from time to time.

We believe that our cash and cash equivalents on hand, and cash flows from operations, combined with availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next 12 months.

On December 1, 2009, we used the remaining net proceeds from our IPO in August 2009 to fund a portion of the redemption of an aggregate of $364 million principal amount of our outstanding notes, consisting of the remaining $318 million principal amount of our senior fixed rate notes and the remaining $46 million principal amount of our senior floating rate notes, pursuant to the terms of the indenture governing those notes. We paid an aggregate of $351 million in respect of the redemption of senior fixed rate notes and $46 million in respect of the redemption of the senior floating rate notes, including accrued and unpaid interest to but not including the redemption date.

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

In summary, our cash flows were as follows (in millions):

	Six Months Ended
	May 3, 2009	May 2, 2010
Net cash provided by operating activities	$62	$156
Net cash used in investing activities	(30)	(27)
Net cash used in financing activities	(4)	(345)

Net increase (decrease) in cash and cash equivalents	$28	$(216)

Cash Flows for the Six Months Ended May 2, 2010 and May 3, 2009

Operating Activities

Net cash provided by operating activities during the six months ended May 2, 2010 was $156 million. The net cash provided by operating activities was principally due to net income of $128 million and non-cash charges of $99 million, offset by changes in operating assets and liabilities of $71 million. The non-cash charges of $99 million included $79 million for depreciation and amortization, $8 million of debt issuance costs written off in connection with our debt redemption and $11 million of share-based compensation. Net income was also reduced by $16 million for the premium paid on our debt redemption which is included in the $24 million loss on extinguishment of debt in the unaudited condensed consolidated statement of operations.

Accounts receivable at the end of the second quarter of fiscal year 2010 increased by $63 million, or 34%, from the amount at the end of fiscal year 2009. The number of days sales outstanding increased to 44 days at May 2, 2010 from 40 days at November 1, 2009 due to linearity of revenue. We use the current quarter revenue in our calculation of number of days sales outstanding.

Inventory increased to $178 million at May 2, 2010 from $162 million at the end of fiscal year 2009. The number of days of inventory on hand slightly decreased from 62 days at November 1, 2009 to 60 days at May 2, 2010. We use the current quarter cost of products sold in our calculation of days on hand of inventory.

Current liabilities decreased from $633 million at the end of fiscal year 2009 to $281 million at the end of the second quarter of fiscal year 2010 mainly due to the redemption of $364 million of long-term debt that was classified as current at November 1, 2009 (as it had been irrevocably called for redemption before the fiscal year end) and decreases in accrued interest. This decrease was offset by an increase in accounts payable. Accrued interest decreased $13 million or 52% from fiscal year 2009 mainly due to the debt redemption and semi-annual interest payments made during the first quarter of fiscal year 2010. Accounts payable increased by $15 million or 10% from the end of fiscal year 2009 mainly due to timing of disbursements.

Net cash provided by operating activities during the first six months ended May 3, 2009 was $62 million. The net cash provided by operating activities was primarily due to non-cash charges of $80 million for depreciation and amortization offset by net loss of $25 million.

Accounts receivable at the end of the second quarter of fiscal year 2009 increased slightly by $1 million, from the amount at the end of fiscal year 2008. The number of days sales outstanding increased to 52 days at May 3, 2009 from 37 days at November 2, 2008 due to linearity of revenue. We use the corresponding quarter revenue in our calculation of number of days sales outstanding.

Inventory decreased to $151 million at May 3, 2009 from $188 million at the end of fiscal year 2008. The number of days of inventory on hand was 65 days at both November 2, 2008 and May 3, 2009. The inventory balance at the end of fiscal year 2008 was higher mainly due to seasonality. We use the corresponding quarter cost of products sold in our calculation of days on hand of inventory.

Current liabilities decreased from $328 million at the end of fiscal year 2008 to $282 million at the end of the second quarter of fiscal year 2009 mainly due to the decrease in employee compensation and benefit accruals attributable to payments under our employee bonus plans.

Investing Activities

Net cash used in investing activities for the six months ended May 2, 2010 was $27 million, primarily due to purchases of property, plant and equipment of $27 million.

Net cash used in investing activities for the six months ended May 3, 2009 was $30 million. The net cash used in investing activities was primarily due to purchases of property, plant and equipment of $25 million and $7 million related to a business acquisition.

Financing Activities

Net cash used in financing activities for the six months ended May 2, 2010 was $345 million. The net cash used in financing activities was principally from the redemption of $318 million in principal amount of senior fixed rate notes and $46 million principal amount of senior floating rate notes, offset by $19 million provided by the issuance of ordinary shares, related to the exercise of options. Net cash used in financing activities for the six months ended May 3, 2009 was not significant.

Indebtedness

As of May 2, 2010, we had $230 million aggregate principal amount of our senior subordinated notes outstanding and $6 million of capital lease obligations. At such date, we had an additional $339 million of borrowing capacity available under our revolving credit facility (after taking into account $11 million of outstanding letters of credit, which reduce the amount available under our revolving credit facility on a dollar for dollar basis).

Contractual Commitments

Purchase Commitments. At May 2, 2010, we had unconditional purchase obligations of $44 million for fiscal year 2010 and none thereafter. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Debt. At May 2, 2010, we had debt obligations of $230 million. Estimated future interest expense payments related to debt obligations at May 2, 2010 were $15 million for the remainder of 2010, $29 million for 2011, $28 million for 2012, and $27 million each for 2013, 2014, and 2015, respectively and $2 million thereafter. Estimated future interest expense payments include interest payments on our outstanding notes, commitment fees, and letter of credit fees. See “Note 4” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

There were no other substantial changes to our contractual commitments during the first six months of fiscal year 2010 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended November 1, 2009.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at May 2, 2010 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Accounting Changes and Recent Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our unaudited consolidated condensed financial statements, see “Note 1: Overview and Basis of Presentation” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2009 Annual Report on Form 10-K. There have been no material changes in market risk from the information reported in our 2009 Annual Report on Form 10-K other than those noted below.

Foreign Currency Derivative Instruments

Although a majority of our revenue and operating expenses is denominated in U.S. dollars, and we prepare our financial statements in U.S. dollars in accordance with GAAP, a portion of our revenue and operating expenses is in foreign currencies. Our revenues, costs and expenses and monetary assets and liabilities are exposed to changes in currency exchange rates as a result of our global operating and financing activities. To mitigate the exposures resulting from the changes in the exchange rates of these currencies, we enter into foreign exchange forward contracts. Contracts that meet accounting criteria are designated at inception as hedges of the related foreign currency exposures, which include committed and anticipated transactions that are denominated in currencies other than the U.S. dollar. The criteria for designating a derivative as a hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the assessment of the probability that the underlying transaction will occur. Our foreign exchange forward contracts generally mature within three to six months. We do not use derivative financial instruments for speculative or trading purposes. As of May 2, 2010, the fair value of all our outstanding foreign exchange forward contracts was immaterial.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of May 2, 2010. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of May 2, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, certain pending disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. We filed our answer and initial counterclaim on September 17, 2009, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents and filed additional counterclaims on March 25, 2010 for the misappropriation of Avago trade secrets. On October 16, 2009, TriQuint filed its answer to our initial counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. While the court dismissed TriQuint’s antitrust counterclaims on procedural grounds on March 16, 2010, TriQuint has since filed a motion to file an amended pleading for its anti-trust claims, which we have opposed. We intend to defend this lawsuit vigorously, which actions may include the assertion by us of additional claims or counterclaims against TriQuint related to our intellectual property portfolio.

In addition, on February 8, 2010, PixArt Imaging Inc. filed an action against us in the U.S. District Court, Northern District of California seeking a determination of whether PixArt is licensed to use our portfolio of patents for optical finger navigation products pursuant to an existing cross-license agreement between us and PixArt which is limited to optical mouse and optical mouse trackball products. We did not license to PixArt our patents for optical finger navigation products. We intend to defend this action vigorously and to seek to have the scope of the cross-license agreement properly construed by the court as excluding such products.

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

A description of the risk factors associated with our business is set forth below. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2010. These risk factors, which could materially affect our business, financial conditions or results of operations, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

The recent economic downturn and financial crisis has negatively affected our business and continuing poor economic conditions may negatively affect our future business, results of operations, and financial condition.

The recent global economic downturn and financial crisis have led to slower economic activity, unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and lower levels of liquidity in many financial markets. The global recession also led to reduced customer spending in the semiconductor market and in our target markets during 2009, made it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and caused U.S. and foreign businesses to slow spending on our products. While there are signs of recovery in many areas of the global economy, including in the semiconductor industry, continuing poor or worsening global economic conditions, including as a result of conditions in Europe, may cause additional reductions in customer spending and could lead to the insolvency of key suppliers resulting in product delays, lead to customer insolvencies, and also result in counterparty failures that may negatively impact our treasury operations. Our business, financial condition and result of operations were negatively affected in prior periods as a result of the recent downturn, and, if the downturn continues or worsens, could be materially adversely affected in future periods.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. For example, the global semiconductor market experienced a very substantial decline in 2001 and experienced a significant decline in 2009 due to the recent economic downturn, in each case beyond the declines experienced in the typical cycles experienced by the semiconductor industry due in large part to deteriorating global economic conditions. Periods of industry downturns, including the recent economic downturn, have been characterized by diminished demand for end-user products, high inventory levels, underutilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, resulting in, an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns even as overall economic conditions improve.

Our operating results are subject to substantial quarterly and annual fluctuations.

Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product announcements and introductions by us or our competitors;

•	incurrence of research and development and related new product expenditures;

•	seasonality or cyclical fluctuations in our markets;

•	currency fluctuations;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	changes in our product mix or customer mix;

•	intellectual property disputes;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. In addition, a significant amount of our operating expenses are relatively fixed in nature due to our significant sales, research and development and internal manufacturing overhead costs. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful or a reliable indicator of our future performance. If our operating results in one or more future quarters fail to meet the expectations of securities analysts or investors, an immediate and significant decline in the trading price of our ordinary shares may occur.

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

We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing for many components or products. For certain of our product families, substantially all of our revenue from those products is derived from semiconductors fabricated by external foundries such as Taiwan Semiconductor Manufacturing Company Ltd., or TSMC and WIN Semiconductors Corp. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amertron Incorporated, Amkor Technology, and the Hana Microelectronics Public Company Ltd. group of companies. The ability and willingness of our contract manufacturers to perform is largely outside of our control. If one or more of our contract manufacturers or other outsourcers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. If one of our suppliers ceases to, or is unable to, manufacture such a component or supply is otherwise constrained, we may be forced to re-engineer a product or may fail to meet customer demand. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. For example, in the event that manufacturing capacity is reduced or eliminated at one or more facilities, including as a response by contract manufacturers to cycles in the semiconductor industry, manufacturing could be disrupted, we could have difficulties fulfilling our customer orders and our net revenue could decline. In addition, if these third parties on whom we are highly reliant fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders and our net revenue could decline. In such events, our business, financial condition and results of operations would be adversely affected.

To the extent we rely on third-party manufacturing relationships, we face the following risks:

•	inability of our manufacturers to develop manufacturing methods appropriate for our products and their unwillingness to devote adequate capacity to produce our products;

•	product and manufacturing costs that are higher than anticipated;

•	reduced control over product reliability and delivery schedules;

•	more complicated supply chains; and

•	time, expense and uncertainty in identifying and qualifying additional or replacement manufacturers.

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

The semiconductor industry is characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of intellectual property rights. From time to time, third parties assert against us and our customers and distributors their patent, copyright, trademark, trade secret and other intellectual property rights to technologies that are important to our business. For example, we are currently involved in a dispute with TriQuint Semiconductor, Inc. in which, among other things, TriQuint is seeking a judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents, and is claiming that certain of our wireless products infringe three of its patents. See Part II, Item 1. “Legal Proceedings” above for additional information regarding this dispute.

Claims that our products or processes infringe or misappropriate these rights, regardless of their merit or resolution, are frequently costly and divert the efforts and attention of our management and technical personnel. In addition, many of our customer agreements and in some cases our asset sale agreements require us to indemnify our customers or purchasers for third-party intellectual property infringement claims, which have required and may in the future require that we defend those claims, and might require that we pay damages in the case of adverse rulings. Claims of this sort could also harm our relationships with our customers and might deter future customers from doing business with us. We do not know whether we will prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

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

Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights, trademarks, service marks, trade secrets and similar intellectual property, as well as customary contractual protections with our customers, suppliers, employees and consultants, and through security measures to protect our trade secrets. We may be required to spend significant resources to monitor and protect our intellectual property rights and there can be no assurance that, even with significant expenditures, we will be able to protect our intellectual property rights. We are unable to predict that:

•

any of the patents and pending patent applications, trademarks, copyrights, trade secrets, know-how or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or, in the case of third-party intellectual property rights, licensed or sub-licensed to us, be licensed to others

•	our intellectual property rights will provide competitive advantages to us;

•

rights previously granted by third parties to intellectual property rights licensed or assigned to us, including portfolio cross-licenses, will not hamper our ability to assert our intellectual property rights against potential competitors or hinder the settlement of currently pending or future disputes;

•	any of our pending or future patent, trademark or copyright applications will be issued or have the coverage originally sought; or

•	our intellectual property rights will be enforced in certain jurisdictions where competition may be intense or where legal protection may be weak.

In addition, our competitors or others may develop products or technologies that are similar or superior to our products or technologies, duplicate our products or technologies or design around our protected technologies. Effective patent, trademark, copyright and trade secret protection may be unavailable or more limited in one or more relevant jurisdictions, relative to those protections available in the United States, or may not be applied for in one or more relevant jurisdictions. Moreover, from time to time we pursue litigation to assert our intellectual property rights and third parties may pursue litigation against us. An adverse decision in any of these legal actions could limit our ability to assert our intellectual property rights and limit the value of our technology, including the loss of opportunities to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others. In addition, such legal actions or adverse decisions could otherwise negatively impact our business, financial condition and results of operations.

From time to time we may need to obtain additional intellectual property licenses or renew existing license agreements. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms or at all.

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

We are currently, and from time to time may be, subject to warranty or product liability claims that have lead and may in the future lead to significant expenses as we compensate affected customers for costs incurred related to product quality issues. For example, in the second quarter of 2009 we identified a product quality issue with a particular component that we took steps to correct, including notifying our customers and offering to replace such components. We are continuing our discussions with affected customers regarding this issue, and have compensated or otherwise rectified the issue with many of those customers. To date we have recorded $17 million in charges associated with this issue, including $5 million and $6 million in the last two quarters, respectively, and may incur additional charges as we continue to work with our customers to resolve the matter.

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

Visibility into our markets is limited. As has been the case in the recent economic downturn, any decline in our customers’ markets would likely result in a reduction in demand for our products and make it more difficult to collect on outstanding amounts due us. For example, if the Asian market does not continue to grow as anticipated or if the semiconductor market declines, our results of operations will likely continue to suffer. In such an environment, pricing pressures could intensify and, if we were unable to respond quickly, could significantly reduce our gross margins. To the extent we cannot offset recessionary periods or periods of reduced growth that may occur in these markets through increased market share or otherwise, our net revenue may decline and our business, financial condition and results of operations may suffer. Pricing pressures and competition are especially intense in semiconductor-related industries, which could prevent achievement of our long-term financial goals and could require us to implement additional cost-cutting measures. Furthermore, projected industry growth rates may not be as forecasted, which could result in spending on process and product development well ahead of market requirements, which could have a material adverse effect on our business, financial condition and results of operations.

The demands or loss of one or more of our significant customers may adversely affect our business.

Some of our customers are material to our business and results of operations. During the six months ended May 2, 2010, one customer accounted for 10% or more of our net revenue, and our top 10 customers, which included five distributors, collectively accounted for 58% of our net revenue. During the fiscal year ended November 1, 2009, no customer accounted for 10% or more of our net revenue, and our top 10 customers, which included four distributors, collectively accounted for 60% of our net revenue. We believe our top customers’ purchasing power has given them the ability to make greater demands on their suppliers, including us. We expect this trend to continue, which we expect will result in our results of operations becoming increasingly sensitive to deterioration in the financial condition of, or other adverse developments related to, one or more of our significant customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. As a result, although our customers provide indications of their product needs and purchases on an annual basis, they generally purchase our products on a weekly or daily basis and the relationship, as well as particular orders, can be terminated at any time. The loss of any of our major customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.

We generally do not have any long-term supply contracts with our contract manufacturers or materials suppliers and may not be able to obtain the products or raw materials required for our business, which could have a material adverse affect on our business.

We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers. We purchase a significant portion of our semiconductor materials from a few suppliers. For the six months ended May 2, 2010, we purchased 53% of the materials for our manufacturing processes from eight suppliers. For the fiscal year ended November 1, 2009, we purchased 52% of the materials for our manufacturing processes from eight suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers’ requirements or we are not able to pass on higher materials costs to our customers, our business, financial condition and results of operations could be adversely impacted. For example, during fiscal year 2008, we experienced an increase in our cost of products sold as a result of higher energy costs.

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

Our gross margin is highly dependent on product mix, with proprietary products typically providing higher gross margin than other products. A shift in sales mix away from our higher margin products could adversely affect our future gross margin percentages. In addition, semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. Although we outsource a significant portion of our manufacturing activities, we do retain some semiconductor fabrication facilities. If we are unable to utilize our owned fabrication facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross margins. In the past, we have experienced periods where our gross margins declined due to, among other things, reduced factory utilization resulting from reduced customer demand, reduced selling prices and a change in product mix towards lower margin devices. Increased competition and the existence of product alternatives, more complex engineering requirements, lower demand and other factors may lead to further price erosion, lower revenues and lower margins for us in the future.

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

A majority of our products are produced and sourced in Asia, including in China, Malaysia, the Philippines, Singapore, Taiwan and Thailand. Any conflict or uncertainty in these countries, including due to political or civil unrest or public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations.

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

Our factories, facilities and distribution system, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood, or other natural or man-made disasters. The majority of our facilities and those of our contract manufacturers are located in the Pacific Rim region, a region with above average seismic activity. Any catastrophic loss to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility. In particular, any catastrophic loss at our Fort Collins, Colorado and Singapore facilities would materially and adversely affect our business.

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

We have taken significant restructuring charges in the past and may need to take material restructuring charges in the future.

During fiscal year 2009, we pursued a number of restructuring initiatives designed to reduce costs and increase revenue across our operations, in large part due to the global economic downturn and related decline in demand for our customers’ products. These initiatives included significant workforce reductions in certain areas as we realigned our business, establishing certain operations closer in location to our global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and steps to attempt to further reduce our overhead costs. As a result of these initiatives, we incurred restructuring charges of $34 million in fiscal year 2009 and have incurred an aggregate of $2 million during the first two quarters of fiscal year 2010 including $1 million in the fiscal quarter ended May 2, 2010.

We may be required to take additional charges in the future as we continue to evaluate our operations and cost structures relative to general economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. We cannot assure you as to the timing or amount of any future restructuring charges. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows may be adversely impacted. Additionally, there are other potential risks associated with our restructurings that could adversely affect us, such as delays encountered with the finalization and implementation of the restructuring activities, work stoppages, and the failure to achieve targeted cost savings.

We are subject to risks associated with our distributors’ product inventories and product sell-through.

We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We recognize revenues for sales to distributors upon delivery to the distributor. We limit distributor return rights and we allow limited price adjustments on sales to distributors. We provide reserves for distributor rights related to these limited stock returns and price adjustments. Sales to distributors accounted for 41% and 33% of our net revenue for the six months ended May 2, 2010 and the fiscal year ended November 1, 2009, respectively.

If these distributors are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end users or if they decide to decrease their inventories for any reason, such as due to the recent global recession or due to any downturn in technology spending, our sales to these distributors and our revenues may decline. In addition, if distributors decide to purchase more inventory in any particular quarter, due to product availability or other reasons, than is required to satisfy end customer demand, inventory at our distributors may grow in such quarter, which could adversely affect our product revenues in a subsequent quarter as such distributors will likely reduce future orders until their inventory levels realign with end customer demand. For example, during the fiscal year ended November 1, 2009, and in particular during the first fiscal quarter of that year, the semiconductor industry experienced a significant decline in demand. Consequently, our distributors experienced declines in their resales of our products and were carrying a higher level of inventories of our products than historical levels at the end of the first quarter of fiscal year 2009. As a result, our distributors decided to reduce their inventory of our products during the second fiscal quarter of 2009 and we also reduced our own inventory by $27 million or 15% in that quarter.

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

The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. Gross profits on our products may be negatively affected by, among other things, pricing pressures from our customers, and the proportion of sales of our wireless and other products into consumer application markets, which are highly competitive and cost sensitive. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing manufacturing costs, or developing new and higher value-added products on a timely basis.

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

Our indebtedness could adversely affect our financial health and our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligations under our indebtedness.

As at May 2, 2010, we had $234 million of long-term indebtedness outstanding, consisting of $230 million of our senior subordinated notes and $4 million in long-term obligations for capital leases. In addition, we had $11 million of letters of credit outstanding under our revolving credit facility.

Subject to restrictions in the indenture governing our senior subordinated notes and our senior credit agreement, we may incur additional indebtedness. We are currently able to borrow up to an additional $339 million under our revolving credit facility. Furthermore, borrowings under our senior credit agreement are secured by substantially all of our assets.

While we have recently significantly reduced the amount of our indebtedness by redeeming and repurchasing all of our senior notes and senior floating rate notes, if we were to borrow substantial amounts under our revolving credit facility or otherwise incur significant additional indebtedness, it could have important consequences including:

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

Under Singapore law, we may only allot and issue new shares with the prior approval of our shareholders in a general meeting. At our 2010 annual general meeting of shareholders, our shareholders provided our directors with the general authority to allot and issue any number of new shares (whether as ordinary shares or preference shares) until the earlier of (i) the conclusion of our 2011 annual general meeting, (ii) the expiration of the period within which the next annual general meeting is required to be held (i.e., within 15 months from the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders acting at a duly noticed and convened meeting. Subject to the general authority to allot and issue new shares provided by our shareholders, the provisions of the Singapore Companies Act and our memorandum and articles of association, our board of directors may allot and issue new shares on terms and conditions and with the rights (including preferential voting rights) and restrictions as they may think fit to impose. Any additional issuances of new shares by our directors may adversely impact the market price of our ordinary shares.

Risks Relating to Owning Our Ordinary Shares

Control by principal shareholders could adversely affect our other shareholders.

Investment funds affiliated with KKR and investment funds affiliated with Silver Lake together beneficially own approximately 54% of our outstanding ordinary shares through their ownership of Bali Investments S.àr.l, our principal shareholder, and Seletar Investments Pte. Ltd., or Seletar, and Geyser Investment Pte. Ltd., or Geyser, beneficially own approximately 7% and 5% of our outstanding ordinary shares, respectively (based on the number of ordinary shares outstanding as of May 2, 2010). In addition, pursuant to the terms of our Second Amended and Restated Shareholder Agreement, or the Shareholder Agreement, KKR and Silver Lake together, the Sponsors, or their respective affiliates, and Seletar, can elect their respective designees to serve as members of our board of directors. These shareholders will have a continuing ability to control our board of directors and will continue to have significant influence over our affairs for the foreseeable future, including controlling the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. In addition, under the “controlled company” exception to the independence requirements of the Nasdaq Global Select Market, we are presently exempt from the rules of the Nasdaq Global Select Market that require that our board of directors be comprised of a majority of independent directors, that our compensation committee be comprised solely of independent directors and that our nominating and governance committee be comprised solely of independent directors. This concentrated control will limit the ability of other shareholders to influence corporate matters and, as a result, we may take actions that our non-Sponsor shareholders do not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for their ordinary shares.

Our ordinary shares have only been publicly traded since August 6, 2009 and our share price has been volatile since then and may fluctuate substantially in the future.

Our ordinary shares were sold in our initial public offering, or IPO, in August 2009 at a price of $15.00 per share, our share price has been volatile since then. The trading price of our ordinary shares could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	overall conditions in the semiconductor market;

•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements of technological innovations by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	announcement of, or expectation of additional financing efforts;

•	sales of our ordinary shares by us or our shareholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	the expiration of contractual transfer restrictions on shares held by our executive officers, directors, the Sponsors and certain other shareholders; and

•	general economic and market conditions.

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

Approximately 155.6 million ordinary shares are subject to the contractual transfer restrictions in our Shareholder Agreement, which is described under “Certain Relationships and Related Party Transactions—Second Amended and Restated Shareholder Agreement—Transfer Restrictions” in the prospectus for our secondary public offering. An aggregate of approximately 2.0 million shares held by members of our board of directors and employees are subject to transfer restrictions, subject to certain exceptions pursuant to the terms of the management shareholders agreement, or Management Shareholders Agreement, to which they are party, or the terms of the equity incentive plan under which such shares were granted, as applicable. These transfer restrictions continue until the fifth anniversary of the date of purchase or, in the case of shares purchased upon exercise of options, the date of grant of the option. These shares are currently scheduled to be released from such transfer restrictions as follows: approximately 0.5 million shares in 2010, approximately 1.5 million shares in 2011, no shares in 2012 and less than 0.1 million shares in 2013. These remaining shares will generally become available for sale subject to compliance with applicable securities laws or upon expiration of these contractual restrictions. In certain circumstances the Company and the Sponsors may decide to waive the restrictions in the Shareholder Agreement or the Management Shareholders Agreements.

Holders of approximately 157.4 million ordinary shares are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. See “Certain Relationships and Related Party Transactions — Registration Rights Agreement” in the prospectus for our secondary public offering. In addition, upon exercise by our executive officers and certain other employees of outstanding options granted under our pre-IPO equity incentive plans, our executive officers and those other employees will be entitled to rights with respect to registration of the ordinary shares acquired on exercise. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. If we file a registration statement for the purposes of selling additional shares to raise capital, and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

In addition, shares issued pursuant to our equity incentive plans may be freely sold in the public market upon issuance and once vested, subject to the restrictions provided under the terms of the Management Shareholders Agreements where applicable, the applicable plan and/or the option agreements entered into with option holders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

On June 2, 2010, our Compensation Committee approved certain amendments to our Employee Share Purchase Plan, as the administrator of the plan.

Item 6.	Exhibits

Exhibit Number	Description	Incorporated by Reference Herein		Filed Herewith
		Form	Filing Date

3.1	Memorandum and Articles of Association	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	August 14, 2009

4.1	Second Amended and Restated Shareholder Agreement, dated August 11, 2009, among Avago Technologies Limited, Silver Lake Partners II Cayman, L.P., Silver Lake Technology Investors II Cayman, L.P., Integral Capital Partners VII, L.P., KKR Millennium Fund (Overseas), Limited Partnership, KKR European Fund, Limited Partnership, KKR European Fund II, Limited Partnership, KKR Partners (International), Limited Partnership, Capstone Equity Investors LLC, Avago Investment Partners, Limited Partnership, Bali Investments S.àr.l., Seletar Investments Pte Ltd, Geyser Investment Pte. Ltd. and certain other Persons	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	August 14, 2009

10.1+	Avago FY 2010 Performance Bonus Plan, effective November 1, 2009			X

10.2+	Avago Technologies Limited Employee Share Purchase Plan (amended and restated effective June 2, 2010)			X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVAGO TECHNOLOGIES LIMITED

By:	/S/ DOUGLAS R. BETTINGER
Douglas R. Bettinger Senior Vice President and Chief Financial Officer

Date: June 3, 2010