Form 10-K
period 2010-10-31
Avago Technologies LTD
filed 2010-12-15
CIK 1441634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-34428

Avago Technologies Limited
(Exact Name of Registrant as Specified in Its Charter)

Singapore (State or Other Jurisdiction of Incorporation or Organization)	N/A (I.R.S. Employer Identification No.)

1 Yishun Avenue 7 Singapore 768923 (Address of Principal Executive Offices)	N/A (Zip Code)

(65) 6755-7888
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Ordinary Shares, no par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the aggregate market value of the Registrant’s voting and non-voting ordinary shares held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of May 2, 2010, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on April 30, 2010, the last trading day prior to our fiscal quarter end) was approximately $1,691,316,089.

As of December 10, 2010, the Registrant had 241,589,163 ordinary shares outstanding.

Documents Incorporated by Reference

Information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K. The Registrant intends to file its definitive Proxy Statement within 120 days after its fiscal year ended October 31, 2010.

AVAGO TECHNOLOGIES LIMITED
2010 ANNUAL REPORT ON FORM 10-K

PART I

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and particularly in Item 1: “Business,” Item 1A:“Risk Factors,” Item 3: “Legal Proceedings” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. These statements are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “believe,” “could,” “intend,” “will,” and similar words or phrases. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to, any projections of financial information; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow, growth rates and restructuring efforts, or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are based on current expectations, estimates, forecasts and projections of our or industry performance based on management’s judgment, beliefs, current trends and market conditions and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. For example, there can be no assurance that our product sales efforts, revenues or expenses will meet any expectations or follow any trend(s), or that our ability to compete effectively will be successful or yield anticipated results. For Avago, particular uncertainties that could affect future results include cyclicality in the semiconductor industry or in our end markets; the recent financial crisis and its impact on our business, results of operations, and financial condition; fluctuations in interest rates; our ability to generate cash sufficient to fund our research and development, capital expenditures and other business needs; our increased dependence on outsourced service providers for certain key business services and their ability to execute to our requirements; our dependence on contract manufacturing and outsourced supply chain; quarterly and annual fluctuations in operating results; loss of our significant customers; our ability to maintain tax concessions in certain jurisdictions; our ability to protect our intellectual property; our competitive performance and ability to continue achieving design wins with our customers; any expenses associated with resolving customer product and warranty claims; our ability to achieve the growth prospects and synergies expected from our acquisitions; delays and challenges associated with integrating acquired companies with our existing businesses; our ability to improve our cost structure through our manufacturing outsourcing program; and other events and trends on a national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part I, Item 1A of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

References in this Annual Report on Form 10-K to “Avago”, “the Company”, “we”, “our”, or “us” refer to Avago Technologies Limited and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires. Our fiscal year ends on the Sunday closest to October 31. We refer to our fiscal years by the calendar year in which they end. For example, the fiscal year ended October 31, 2010 is referred to as “fiscal year 2010”.

ITEM 1.	BUSINESS

Overview

We are a leading designer, developer and global supplier of a broad range of analog semiconductor devices with a focus on III-V based products. We differentiate ourselves through our high performance design and integration capabilities. III-V semiconductor materials have higher electrical conductivity, enabling faster speeds and tend to have better performance characteristics than conventional silicon in applications such as RF and optoelectronics. Our product portfolio is extensive and includes over 6,500 products that we sell into four primary target markets: wireless communications, wired infrastructure, industrial and automotive electronics, and consumer and computing peripherals. Applications for our products in these target markets include cellular phones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, renewable energy and smart power grid applications, factory automation, displays, optical mice and printers.

We have a nearly 50-year history of innovation dating back to our origins within Hewlett-Packard Company. Over the years, we have assembled a large team of analog design engineers, and we maintain design and product development engineering resources around the world. Our locations include two design centers in the United States, five in Asia and four in Europe. We have developed an extensive portfolio of intellectual property that currently includes more than 5,000 U.S. and foreign patents and patent applications. Our history and market position enable us to strategically focus our research and development resources to address attractive target markets. We leverage our significant intellectual property portfolio to integrate multiple technologies and create component solutions that target growth opportunities. We design products that deliver high-performance and provide mission-critical functionality. In particular, we were a pioneer in commercializing vertical-cavity surface emitting laser, or VCSEL, fiber optic products and our VCSEL-based products have been widely adopted throughout the wired infrastructure industry. In addition, we were among the first to deliver commercial film bulk acoustic resonator, or FBAR, filters for code division multiple access, or CDMA, technology and we believe we maintain a significant market share of personal communication service, or PCS, duplexers within the CDMA market. In addition, our FBAR filters offer technological advantages over competing filters in certain other radio bands, such as GPS and 3G. In optoelectronics, we are a market leader in submarkets such as optocouplers, fiber optic transceivers, optical finger navigation sensors found in mobile phones and optical computer mouse sensors.

We have a diversified and well-established customer base of approximately 40,000 end customers, located throughout the world, which we serve through our multi-channel sales and fulfillment system. We have established strong relationships with leading original equipment manufacturer, or OEM, customers across multiple target markets. Typically, our major customer relationships have been in place multiple years and we have supplied multiple products during that time period. Our close customer relationships have often been built as a result of years of collaborative product development which has enabled us to build our intellectual property portfolio and develop critical expertise regarding our customer’s requirements, including substantial system level knowledge. This collaboration has provided us with key insights into our customers and has enabled us to be more efficient and productive and to better serve our target markets and customers. We distribute most of our products through our broad distribution network, and we are a significant supplier to two of the largest global electronic components distributors, Avnet, Inc. and Arrow Electronics, Inc. We also have a direct sales force focused on supporting large OEMs.

We focus on maintaining an efficient global supply chain and a variable, low-cost operating model. Accordingly, we have outsourced a majority of our manufacturing operations utilizing third-party foundry and assembly and test capabilities, as well as most of our corporate infrastructure functions. We aim to minimize capital expenditures by focusing our internal manufacturing capacity on products utilizing our innovative materials and processes to protect our intellectual property and to develop the technology for manufacturing, while outsourcing standard complementary metal oxide semiconductor, or CMOS, processes. We also have over 35 years of operating history in Asia, where approximately 60% of our employees are located and where we produce and source the majority of our products. Our presence in Asia places us in close proximity to many of our customers’ manufacturing facilities and at the center of worldwide electronics manufacturing.

Markets and Products

We focus on leveraging our design capabilities to develop products for target markets where we believe our innovation and reputation will allow us to earn attractive margins. In each of our target markets, we have multiple product families that primarily provide OEMs with component or subsystem products. Our product portfolio ranges from simple discrete devices to complex sub-systems that include multiple device types and incorporate firmware for interface between digital systems. In some cases, our products include mechanical hardware that interfaces with optoelectronic or capacitive sensors. We intend to expand our product offerings to address existing and adjacent market opportunities, and plan to selectively target attractive segments within large established markets. We target markets that require high quality and the integrated performance characteristics of our products. For the fiscal year ended October 31, 2010, wireless communications contributed 38%, wired infrastructure contributed 24%, industrial and automotive electronics contributed 29% and consumer and computing peripherals contributed 9%, of our net revenue, respectively.

Wireless Communications.  We support the wireless industry with a broad variety of radio frequency, or RF, semiconductor devices, including monolithic microwave integrated circuit filters and duplexers using our proprietary FBAR technology, front end modules that incorporate multiple die into multi-function RF devices, diodes and discrete transistors. Our expertise in amplifier design, FBAR technology and module integration capability enables us to offer industry-leading efficiency in RF transmitter applications. Our proprietary gallium arsenide, or GaAs, processes are critical to the production of power amplifier, or PA, and low noise amplifier products. Our expertise in Human Interface Design has led to the Optical Finger Navigation, or OFN, device which replaces a mechanical trackball on certain high-end mobile phones. In addition to RF devices and OFN, we provide a variety of optoelectronic sensors for mobile handset applications. We also supply light emitting diodes, or LEDs, for camera-phone flashes and for backlighting applications in mobile handset keypads, as well as sensors for backlighting control.

Wired Infrastructure.  In the storage and Ethernet networking markets, we supply transceivers that receive and transmit information along optical fibers. We provide a range of product bandwidth options for customers, including options ranging from 125 megabyte data, or MBd, Fast Ethernet transmitters and receivers to 10 Gigabit transceivers. We supply parallel optic transceivers with as many as 12 parallel channels for high performance core routing and server applications. For enterprise networking and server input/output, or I/O, applications, we also supply high speed serializer/deserializer, or SerDes, products integrated into application specific integrated circuits, or ASICs.

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

The table below presents the major product families, major applications and major end customers in our four primary target markets.

Target Market	Major Product Families	Major Applications	Major End Customers

Wireless Communications	• RF amplifiers	• Voice and data communications	• LG Electronics Inc.
	• RF filters	• Camera phone	• Huawei Technologies Co., Ltd.
	• RF front end modules (FEMs)	• Keypad and display backlighting	• Samsung Electronics Co., Ltd.
	• Ambient light sensors	• Backlighting control
	• LEDs	• Base stations
• Low noise amplifiers
• mm-wave mixers
• Optical Finger Navigation (OFN)
• Diodes

Wired Infrastructure	• Fiber optic transceivers	• Data communications	• Brocade Communications
	• Serializer/deserializer (SerDes)	• Storage area networking	Systems, Inc.
	ASICs	• Servers	• Cisco Systems Inc.
• Hewlett-Packard Company
• International Business
Machines Corp.
• Juniper Networks Inc.

Industrial and Automotive	• Fiber optic transceivers	• In-car infotainment	• ABB Ltd.
Electronics	• LEDs	• Displays	• Schneider Electric
	• Motion control encoders and	• Lighting	• Siemens AG
	subsystems	• Factory automation
	• Optocouplers	• Motor controls
• Power supplies
• Renewable clean energy

Consumer and Computing	• Optical mouse sensors	• Optical mice	• Hewlett-Packard Company
Peripherals	• Motion control encoders and	• Printers	• Logitech International S.A.
	subsystems	• Optical disk drives	• Primax Electronics Ltd.

Research and Development

We are committed to continuous investment in product development, with a focus on rapidly introducing new, proprietary products. Many of our products have grown out of our own research and development efforts, and have given us competitive advantages in certain target markets due to performance differentiation. We focus our research and development efforts on the development of innovative, sustainable and higher value product platforms. We leverage our design capabilities in markets where we believe our innovation and reputation will allow us to earn attractive margins by developing high value-add products.

We intend to continue to build on our history of innovation, and our intellectual property portfolio, design expertise and system-level knowledge, to create more integrated solutions. We plan to continue investing in product development to drive growth in our business. We also invest in process development and maintain fabrication capabilities in order to optimize processes for devices that are manufactured internally. Our field application engineers, or FAEs, and design engineers are located near many of our customers around the world, enabling us to support our customers in each stage of their product development cycle, from early stages of production design through volume manufacturing and future growth. By collaborating with our customers, we have opportunities to develop high value added, customized products for them that leverage our existing technologies. Research and development expenses were $280 million, $245 million and $265 million for the years ended October 31, 2010, November 1, 2009 and November 2, 2008, respectively. We anticipate that we will continue to make significant research and development expenditures in order to maintain our competitive position with a continuous flow of innovative and sustainable product platforms. As of October 31, 2010, we had approximately 1,200 employees dedicated to research and development at multiple locations around the world.

We also have research and development alliances with partners and ongoing technology sharing relationships with our principal contract manufacturers. We anticipate that we will continue to employ research and development alliances to maximize the impact of our internal research and development investment.

Customers, Sales, Marketing and Distribution

We have a diversified and historically stable customer base. In the year ended October 31, 2010, no customer accounted for 10% or more of our net revenue, and our top 10 customers, which included five distributors, collectively accounted for 55% of our net revenue.

We sell our products through a network of distributors and our direct sales force globally. Our customers require timely delivery often to multiple locations around the world. We have strategically developed distributor relationships to serve tens of thousands of customers. Our direct sales force is focused on supporting our large OEM customers. Additionally, our extensive network of FAEs enhances our customer reach and our visibility into new product opportunities. Within North America, we also complement our direct sales force with a network of manufacturing sales representative companies to cover our emerging OEM customers in order to ensure these customers receive the proper level of attention and support. Our main global distributors are Avnet, Inc., and Arrow Electronics, Inc. complemented by a number of specialty regional distributors with customer relationships based on their respective product ranges.

As of October 31, 2010, our sales and marketing organization consisted of approximately 500 employees, many of whom have responsibility for emerging accounts, for large, global accounts, or for our distributors. Our sales force has specialized product and service knowledge that enables us to sell specific offerings at key levels throughout a customer’s organization.

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

Operations

A majority of our manufacturing operations are outsourced and we utilize external foundries to fabricate our semiconductors, including Taiwan Semiconductor Manufacturing Company Ltd., or TSMC and WIN Semiconductors Corp. For certain of our product families, substantially all of our revenue is derived from semiconductors fabricated by external foundries, including our high speed SerDes ICs, LEDs, and LED-based displays. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amertron Incorporated, SAE Magnetics (HK) Ltd, and the Hana Microelectronics Public Company Ltd. group of companies. We maintain our internal fabrication facilities for products utilizing our innovative materials and processes to protect our intellectual property and to develop the technology for manufacturing, and we outsource standard CMOS processes. Examples of internally fabricated semiconductors include RF GaAs amplifiers and VCSEL-based lasers for fiber optic communications. The majority of our internal III-V semiconductor wafer fabrication is done in the United States and Singapore. As of October 31, 2010, approximately 1,500 manufacturing employees were devoted to internal fabrication operations as well as outsourced activities. For selected customers, we maintain finished goods inventory near or at customer manufacturing sites to support their just-in-time production.

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

In the wireless communications target market, we provide RF amplifiers, filters, optical finger navigation sensors, modules and LEDs for mobile phones. Our primary competitors for this target market are Anadigics, Inc., Hittite Microwave Corporation, RF Micro Devices, Inc., Skyworks Solutions, Inc. and TriQuint Semiconductor, Inc. We compete based on our expertise in amplifier design, FBAR technology and module integration. We also compete against a number of smaller, niche wireless players based on our proprietary design expertise, broad product portfolio, proprietary material processes and integration expertise.

In the wired infrastructure target market, we provide fiber optic transceivers and SerDes ASICs for high-speed data communications and server applications. Our primary competitors for this target market are Finisar Corporation, International Business Machines Corp. Microelectronics Division, LSI Corporation, ST Microelectronics N.V. and Texas Instruments Incorporated. We compete based on the strength of our high speed proprietary design expertise, our customer relationships, proprietary process technology and broad product portfolio.

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

We are the successor to the Semiconductor Products Group of Agilent Technologies, Inc., which we acquired on December 1, 2005 in a transaction that we refer to as the SPG Acquisition. We acquired ownership and license rights to a portfolio of patents and patent applications, as well as certain registered trademarks and service marks for discrete product offerings, from Agilent in the SPG Acquisition. We have continued to have issued to us, and to file for, additional United States and foreign patents since the SPG Acquisition. As of October 31, 2010, we had approximately 2,200 U.S. and 1,200 foreign patents and approximately 500 U.S. and 1,100 foreign pending patent applications. Our research and development efforts are presently resulting in approximately 150 new patent applications per year relating to a wide range of RF and optoelectronic components and associated applications. The expiration dates of our patents range from 2011 to 2030, with a small number of patents expiring in the near future, none of which are expected to be material to our intellectual property portfolio.

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

The semiconductor industry is characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of intellectual property rights. Many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims, which has in the past required and may in the future require that we defend those claims, and might also require that we pay damages in the case of adverse rulings. Claims of this sort could harm our relationships with our customers and might deter future customers from doing business with us. With respect to any intellectual property rights claims against us or our customers or distributors, we may be required to cease manufacture of the infringing product, pay damages, expend resources to develop non-infringing technology, seek a license which may not be available on commercially reasonable terms or at all, or relinquish patents or other intellectual property rights.

Employees

As of October 31, 2010, we had approximately 3,500 employees worldwide. Approximately 1,200 were dedicated to research and development, 1,500 to manufacturing, 500 to sales and marketing and 300 to general and administrative functions. By geography, approximately 60% of our employees are located in Asia, 33% in North America and 7% in Europe. The substantial majority of our employees are not party to a collective bargaining agreement. However, approximately 400 of our 1,000 employees in Singapore, none of whom are in management or supervisory positions, are subject to a collective bargaining agreement with United Workers of Electronic and Electrical Industries that expires on June 30, 2013. In addition, all of our employees in Italy and some employees in Japan are subject to a collective bargaining agreement. In Italy we are also subject to national collective agreements between unions and employer associations. Such Italian national collective agreements are compulsory for both the employees and the employer. In addition, in Germany we are subject to collective agreements with the works councils at our sites, which apply to German employees other than managing directors and managers with similar authority. We believe we have a good working relationship with our employees and we have never experienced an interruption of business as a result of labor disputes.

Environmental and Other Regulation

Our research and development and manufacturing operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. These regulations include limitations on discharge of pollutants to air, water, and soil; remediation requirements; product chemical content limitations; manufacturing chemical use and handling restrictions; pollution control requirements; waste minimization considerations; and treatment, transport, storage and disposal of solid and hazardous wastes. We are also subject to regulation by the United States Occupational Safety and Health Administration and similar health and safety laws in other jurisdictions.

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

We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements, including legislation enacted in the European Union and China, among a growing number of jurisdictions, which have placed greater restrictions on the use of lead, among other chemicals, in electronic products, which affects materials composition and semiconductor packaging. These laws are becoming more stringent and may in the future cause us to incur significant expenditures.

Backlog

Our sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be, and often are, rescheduled, canceled or modified on relatively short notice, and in most cases without substantial penalty. Therefore, we believe that purchase orders or backlog are not a reliable indicator of future sales.

Seasonality

We are affected by seasonal trends in the semiconductor and related industries. We typically experience sequentially lower revenues in the first fiscal half of the year. Our revenue in the second half of the fiscal year is typically higher than our revenue in the first half of the fiscal year due to seasonality in two of our target markets, consumer and computing peripherals and wireless communications. These target markets typically experience seasonality due to the “back to school” and calendar year end holiday selling seasons.

Financial Information about Geographic Areas

For information on the geographic concentration of our net revenues and long-lived assets, please see Note 15. “Segment Information,” of our consolidated financial statements.

Other Information

Avago Technologies Limited was incorporated under the laws of the Republic of Singapore in August 2005. Our Singapore company registration number is 200510713C. The address of our registered office and our principal executive offices is 1 Yishun Avenue 7, Singapore 768923, and our telephone number is +65-6755-7888. We are the successor to the Semiconductor Products Group of Agilent, which we acquired on December 1, 2005. Our ordinary shares are listed on the Nasdaq Global Select Market under the trading symbol “AVGO”.

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements and other information is available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1–800–SEC–0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We maintain a website at www.avagotech.com. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports (and amendments thereto) filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC free of charge at the “Investors — SEC Filings” section of our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on or accessible through our website.

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

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. For example, the global semiconductor market experienced substantial declines in 2001 and 2009, in each case beyond the declines experienced in the typical cycles experienced by the semiconductor industry, due in large part to deteriorating global economic conditions during those periods. Periods of industry downturns, including the recent economic downturn, have been characterized by diminished demand for end-user products, high inventory levels, underutilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, resulting in, an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns even as overall economic conditions improve.

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

The recent global economic downturn and financial crisis led to slower economic activity, unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and lower levels of liquidity in many financial markets. The global recession also led to reduced customer spending in the semiconductor market and in our target markets during 2009, made it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and caused U.S. and foreign businesses to slow spending on our products. It has also caused consumers to reduce spending on many products our customers make, such as personal computers, mobile phone and flat screen televisions. While many areas of the global economy are improving, including portions of the semiconductor industry, a slowdown in the economic recovery or worsening global economic conditions, including as a result of conditions in Europe, may cause additional reductions in customer spending and could lead to the insolvency of key suppliers resulting in product delays, customer insolvencies, and also counterparty failures that may negatively impact our treasury operations. Our business, financial condition and result of operations were negatively affected in prior periods as a result of the recent downturn, and, if the global economic situation worsens, could be materially adversely affected in future periods.

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

We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing for many components or products. For certain of our product families, substantially all of our revenue from those products is derived from semiconductors fabricated by external foundries such as Taiwan Semiconductor Manufacturing Company Ltd. and WIN Semiconductors Corp. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amertron Incorporated, SAE Magnetics (HK) Ltd, and the Hana Microelectronics Public Company Ltd. group of companies. The ability and willingness of our contract manufacturers to perform is largely outside of our control. If one or more of our contract manufacturers or other outsourcers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. If one of our suppliers, particularly a single- source supplier, ceases to, or is unable to, manufacture such a component or supply is otherwise constrained, we may be forced to re-engineer a product or may fail to meet customer demand. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. For example, in the event that manufacturing capacity is reduced or eliminated at one or more facilities, including as a response by contract manufacturers to cycles in the semiconductor industry, manufacturing could be disrupted, we could have difficulties fulfilling our customer orders and our net revenue could decline. In addition, if these third parties on whom we are highly reliant fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders and our net revenue could decline. In such events, our business, financial condition and results of operations would be adversely affected.

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

Much of our outsourcing takes place in developing countries, and as a result may additionally be subject to geopolitical uncertainty. See “— Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.”

A prolonged disruption of our manufacturing facilities could have a material adverse effect on our business, financial condition and results of operations.

Although we operate using a primarily outsourced manufacturing business model, we do rely on the manufacturing facilities we own, in particular our fabrication facilities in Fort Collins, Colorado and Singapore. We maintain our internal fabrication facilities for products utilizing our innovative materials and processes, to protect our intellectual property and to develop the technology for manufacturing. A prolonged disruption or material malfunction of, interruption in or the loss of operations at one or more of our production facilities, especially our Fort Collins and Singapore facilities, or the failure to maintain our labor force at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. The lease on our primary internal fabrication facility in Singapore expires in 2015. If we are unable to renew this lease on satisfactory terms, we would be required to locate suitable replacement premises, with the goal of ensuring a smooth transition between facilities on or prior to the expiration of our current lease. However, the replacement of this, or any other, manufacturing facility could take an extended amount of time and significant expenditures on our part before manufacturing operations could restart.

While we would seek to minimize any disruption to our operations and supply chain associated with any such changes in manufacturing facilities, we may experience delays and significant costs resulting from these steps, which could have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, we and our suppliers have experienced difficulty in beginning production at new facilities, transferring production to other facilities, achieving and maintaining a high level of process quality and effecting transitions to new manufacturing processes, all of which have caused us to suffer delays in product deliveries or reduced yields. We and our suppliers may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, transferring production to other facilities (as we may be required to do with our manufacturing facility in Singapore, in or prior to 2015), upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Our results of operations could be adversely affected by any increase in costs related to increases in production capacity if revenues do not increase proportionately.

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

The semiconductor industry is characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of intellectual property rights. From time to time, third parties assert against us and our customers and distributors their patent, copyright, trademark, trade secret and other intellectual property rights to technologies that are important to our business. For example, we are currently involved in a dispute with TriQuint Semiconductor, Inc., or TriQuint, in which, among other things, TriQuint is seeking a judgment that one of our patents relating to RF filter technology used in our wireless products is invalid and, if valid, that TriQuint’s products do not infringe that patent, and is claiming that certain of our wireless products infringe three of its patents. See Part II, Item 1. “Legal Proceedings” above for additional information regarding this dispute.

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

In addition, our competitors or others may develop products or technologies that are similar or superior to our products or technologies, duplicate our products or technologies or design around our protected technologies. Effective patent, trademark, copyright and trade secret protection may be unavailable or more limited in one or more relevant jurisdictions, relative to those protections available in the United States, or may not be applied for in one or more relevant jurisdictions. Moreover, from time to time we pursue litigation to assert our intellectual property rights, including, in some cases, against third parties with whom we have ongoing relationships, such as customers and suppliers, and third parties may pursue litigation against us. For example, we have filed suit against ST Microelectronics NV., or ST Microelectronics, in which, we are seeking a judgment that they have infringed five of our patents relating to optical navigation devices and they have counter-filed against us alleging that certain of our optical navigation devices infringe two of their patents, among other things. See Part I, Item 3. “Legal Proceedings” below for additional information regarding this dispute. An adverse decision in such types of legal action could limit our ability to assert our intellectual property rights and limit the value of our technology, including the loss of opportunities to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others. In addition, such legal actions or adverse decisions could otherwise negatively impact our business, financial condition and results of operations.

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

Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. During past periods of downturns in our industry, competition in the markets in which we operate intensified as manufacturers of semiconductors reduced prices in order to combat production overcapacity and high inventory levels. The actions of our competitors, particularly in the area of pricing, can have a substantial adverse impact on our revenues, and potentially on revenues in specific industry end markets. In periods where the semiconductor industry experiences significant declines, manufacturers in financial difficulties or in bankruptcy may implement pricing structures designed to ensure short-term market share and near-term survival, rather than securing long-term viability. In addition, many of our competitors have substantially greater financial and other resources than us with which to withstand adverse economic or market conditions and any associated pricing actions of other market participants in the future.

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

We are currently, and from time to time may be, subject to warranty or product liability claims that have lead and may in the future lead to significant expenses as we compensate affected customers for costs incurred related to product quality issues. For example, in the second quarter of 2009 we identified a product quality issue with a particular component that we took steps to correct, including notifying our customers and offering to replace such components. We are continuing our discussions with affected customers regarding this issue, and have compensated or otherwise rectified the issue with many of those customers. As at October 31, 2010, we have recorded $17 million in charges associated with this issue, including $11 million in fiscal year 2010, and may incur additional charges as we continue to work with our customers to resolve the matter.

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

Highly complex products such as the products that we offer, may contain defects and bugs when they are first introduced or as new versions are released, or their release may be delayed due to unforeseen difficulties during product development. We have in the past experienced, and may in the future experience, these defects, bugs and delays. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers, attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. To resolve these problems, we may have to invest significant capital and other resources. Although our products are tested by our suppliers, our customers and ourselves, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. For example, if a delay in the manufacture and delivery of our products causes the delay of a customer’s product delivery, we may be required, under the terms of our agreement with that customer, to compensate the customer for the adverse effects of such delays. In addition, these problems may divert our technical and other resources from other development efforts, and we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers. As a result, our financial results could be materially and adversely affected.

Failure to adjust our supply chain volume due to changing market conditions or failure to accurately estimate our customers’ demand could adversely affect our results of operations.

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

In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors or make advance payments to suppliers, which could reduce our ability to adjust our inventory or expense levels to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for our products has decreased. Downturns in the semiconductor industry have in the past caused, and may in the future cause, our customers to reduce significantly the amount of products ordered from us. If demand for our products is less than we expect, we may experience excess and obsolete inventories and be forced to incur additional charges. Conversely, if OEMs order more of our products in any particular quarter than are ultimately required to satisfy end customer demand, inventories at these OEMs may grow in such quarter, which could adversely affect our product revenues in a subsequent quarter as such OEMs would likely +reduce future orders until their inventory levels realign with end customer demand. In addition, because certain of our sales, research and development and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may decrease our gross margins and operating income.

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

Visibility into our markets is limited. As was the case in the recent economic downturn, any decline in our customers’ markets would likely result in a reduction in demand for our products and make it more difficult to collect on outstanding amounts due to us. For example, if the Asian market does not continue to grow as anticipated or if the semiconductor market declines, our results of operations will likely suffer. In such an environment, pricing pressures could intensify and, if we were unable to respond quickly, could significantly reduce our gross margins. To the extent we cannot offset recessionary periods or periods of reduced growth that may occur in these markets through increased market share or otherwise, our net revenue may decline and our business, financial condition and results of operations may suffer. Pricing pressures and competition are especially intense in semiconductor-related industries, which could prevent achievement of our long-term financial goals and could require us to implement additional cost-cutting measures. Furthermore, industry growth rates may not be as forecasted, which could result in us spending on process and product development well ahead of market requirements, which in turn could have a material adverse effect on our business, financial condition and results of operations.

The demands or loss of one or more of our significant customers may adversely affect our business.

Some of our customers are material to our business and results of operations. During fiscal year 2010, no customer accounted for 10% or more of our net revenue, and our top 10 customers, which included five distributors, collectively accounted for 55% of our net revenue. During fiscal year 2009, no customer accounted for 10% or more of our net revenue, and our top 10 customers, which included four distributors, collectively accounted for 60% of our net revenue. We believe our top customers’ purchasing power has given them the ability to make greater demands on their suppliers, including us. We expect this trend to continue, which we expect will result in our results of operations becoming increasingly sensitive to deterioration in the financial condition of, or other adverse developments related to, one or more of our significant customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. As a result, although our customers provide indications of their product needs and purchases on an annual basis, they generally purchase our products on a weekly or daily basis and the relationship, as well as particular orders, can be terminated at any time. The loss of any of our major customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.

We generally do not have any long-term supply contracts with our contract manufacturers or materials suppliers and may not be able to obtain the products or raw materials required for our business, which could have a material adverse affect on our business.

We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers, some of which are our single source suppliers for these materials. We purchase a significant portion of our semiconductor materials and finished goods from a few suppliers and contract manufacturers. For fiscal year 2010, we purchased 54% of the materials for our manufacturing processes from eight suppliers. For fiscal year 2009, we purchased 52% of the materials for our manufacturing processes from eight suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers’ requirements or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.

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

We rely on third parties to provide corporate infrastructure services necessary for the operation of our business. Any failure of one or more of our vendors to provide these services could have a material adverse effect on our business.

We rely on third-party vendors to provide critical corporate infrastructure services, including, among other things, certain services related to accounting, billing, human resources, information technology, or IT, network development and network monitoring. We depend on these vendors to ensure that our corporate infrastructure will consistently meet our business requirements. The ability of these third-party vendors to successfully provide reliable, high quality services is subject to technical and operational uncertainties that are beyond our control. While we may be entitled to damages if our vendors fail to perform under their agreements with us, our agreements with these vendors limit the amount of damages we may receive. In addition, we do not know whether we will be able to collect on any award of damages or that any such damages would be sufficient to cover the actual costs we would incur as a result of any vendor’s failure to perform under its agreement with us. We are currently implementing a phased migration of our data centers in Singapore from one managed location to another, refreshing critical hardware and implementing centralized disaster recovery procedures. Any difficulties in the migration of certain enterprise-critical applications during this process may result in short periods of downtime for these applications, which may adversely affect our ability to accept customer orders, manufacture or ship products or invoice customers during those periods. Any failure of our corporate infrastructure could have a material adverse effect on our business, financial condition and results of operations. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

Our gross margin is dependent on a number of factors, including our product mix and level of capacity utilization.

Our gross margin is highly dependent on product mix, with proprietary products and products sold into our industrial and automotive target market typically providing higher gross margin than other products. A shift in sales mix away from our higher margin products could adversely affect our future gross margin percentages. In addition, semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. Although we outsource a significant portion of our manufacturing activities, we do retain some semiconductor fabrication facilities. If we are unable to utilize our owned fabrication facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross margins. In the past, we have experienced periods where our gross margins declined due to, among other things, reduced factory utilization resulting from reduced customer demand, reduced selling prices and a change in product mix towards lower margin devices. Increased competition and the existence of product alternatives, more complex engineering requirements, lower demand and other factors may lead to further price erosion, lower revenues and lower margins for us in the future.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.

We sell our products throughout the world. In addition, as at October 31, 2010, approximately 67% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

Our factories, facilities and distribution system, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood, or other natural or man-made disasters. The majority of our facilities and those of our contract manufacturers are located in the Pacific Rim region, a region with above average seismic and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, primarily Korea, Malaysia, Singapore, Fort Collins, Colorado and San Jose, California, with the expertise of the personnel at each such location tending to be focused on one or two specific areas. Any catastrophic loss or significant damage to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility, and in some instances could significantly curtail our research and development efforts in a particular product area or target market. In particular, any catastrophic loss at our Fort Collins, Colorado and Singapore facilities would materially and adversely affect our business.

If the tax incentive or tax holiday arrangements we have negotiated in Singapore and other jurisdictions change or cease to be in effect or applicable, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income taxes we have to pay could significantly increase.

We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2014 and 2025, subject in certain cases to potential extensions. Absent such tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17% commencing from the 2010 year of assessment. For the fiscal years ended November 2, 2008, November 1, 2009 and October 31, 2010, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes from what it otherwise would have been in such year by approximately $24 million, $17 million and $63 million, respectively. The tax incentives that we have negotiated in other jurisdictions are also subject to our compliance with various operating and other conditions. If we cannot or elect not to comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy.

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

Tax bills are introduced from time to time to reform U.S. taxation of international business activities. Depending on the final form of legislation enacted, if any, these consequences may be significant for us due to the large scale of our international business activities. If any of these proposals are enacted into legislation, they could have material adverse consequences on the amount of tax we pay and thereby on our financial position and results of operations.

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

During fiscal year 2009, we pursued a number of restructuring initiatives designed to reduce costs and increase revenue across our operations, in large part due to the global economic downturn and related decline in demand for our customers’ products. These initiatives included significant workforce reductions in certain areas as we realigned our business, establishing certain operations closer in location to our global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and steps to attempt to further reduce our overhead costs. As a result of these initiatives, we incurred restructuring charges of $34 million in fiscal year 2009 and $4 million in fiscal year 2010.

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

We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We recognize revenues for sales to distributors upon delivery to the distributor. We limit distributor return rights and we allow limited price adjustments on sales to distributors. We provide reserves for distributor rights related to these limited stock returns and price adjustments. Sales to distributors accounted for 41% and 33% of our net revenue for the fiscal years 2010 and 2009, respectively.

If these distributors are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end users or if they decide to decrease their inventories for any reason, such as due to the recent global recession or due to any downturn in technology spending, our sales to these distributors and our revenues may decline. In addition, if distributors decide to purchase more inventory in any particular quarter, due to product availability or other reasons, than is required to satisfy end customer demand, inventory at our distributors may grow in such quarter, which could adversely affect our product revenues in a subsequent quarter as such distributors will likely reduce future orders until their inventory levels realign with end customer demand. For example, during the fiscal year ended November 1, 2009, and in particular during the first fiscal quarter of that year, the semiconductor industry experienced a significant decline in demand. Consequently, our distributors experienced declines in their resales of our products and were carrying a higher level of inventories of our products than historical levels at the end of the first quarter of fiscal year 2009. As a result, our distributors reduced their inventory of our products during the second fiscal quarter of 2009 and we also reduced our own inventory by $27 million or 15% in that quarter.

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

We sell many of our products to customers through distributors and manufacturers’ representatives, as well as through our employee sales representatives. We are unable to predict the extent to which our distributors and manufacturers’ representatives will be successful in marketing and selling our products. Moreover, many of our distributors and manufacturers’ representatives and distributors also market and sell competing products. Our relationships with our representatives and distributors may be terminated by either party at any time. As part of a change in strategy, in order to more effectively manage sales representatives performance, we recently terminated our relationships with a substantial number of our manufacturing representatives in the United States and have replaced them with additional employee representatives. We continue to evaluate our sales strategy and may make further changes in the future, which may include terminating additional manufacturing representatives. Our future performance will depend, in part, on our ability to attract additional distributors or manufacturers’ representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products, and on our ability to effectively transition sales efforts from our terminated U.S. manufacturing representatives to our employee sales representatives. If we cannot retain our current distributors or manufacturers’ representatives or recruit additional or replacement distributors or manufacturers’ representatives, or effectively manage the transition from our terminated U.S. manufacturing representatives to our employee sales representatives, our sales and operating results will be harmed. We continue to adjust our sales strategy regarding the use of manufacturing representatives and direct sales employees as needed.

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

We are required to assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. As required, we complied with Section 404 under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, for fiscal year 2010. Even though our system of internal controls has achieved compliance with Section 404, we need to maintain our processes and systems and adapt them to changes as our business changes and we rearrange management responsibilities and reorganize our business accordingly. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes and as we acquire other companies, our internal controls may become more complex and we may require more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.

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

We have a $350 million revolving credit facility of which $339 million is currently available for borrowings. Borrowings under our senior credit agreement are secured by substantially all of our assets. Subject to restrictions in our senior credit agreement, we may incur additional indebtedness.

While we have recently significantly reduced the amount of our indebtedness by redeeming and repurchasing all of our previously outstanding notes in 2009 and 2010, if we were to borrow substantial amounts under our revolving credit facility or otherwise incur significant additional indebtedness, it could have important consequences including:

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

Our senior credit agreement imposes significant restrictions on our business.

Our senior credit agreement contains a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions placed on us include limitations on our ability and the ability of our subsidiaries to:

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

In addition, over a specified limit, our senior credit agreement requires us to meet a financial ratio test and restricts our ability to make capital expenditures or prepay certain other indebtedness. Our ability to meet the financial ratio test may be affected by events beyond our control, and we do not know whether we will be able to maintain this ratio. The foregoing restrictions could limit our ability to plan for, or react to, changes in market conditions or our capital needs. We do not know whether we will be granted waivers under, or amendments to, our senior credit agreement if for any reason we are unable to meet these requirements, or whether we will be able to refinance our indebtedness on terms acceptable to us, or at all.

The breach of any of these covenants or restrictions could result in a default under our senior credit agreement. If we are unable to repay amounts due under the credit facility when due or in the event of a default, the lenders under our senior credit agreement could proceed against the collateral securing that debt. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

Our corporate affairs are governed by our memorandum and articles of association and by the laws governing corporations incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our board of directors under Singapore law are different from those applicable to a corporation incorporated in the United States. Therefore, our public shareholders may have more difficulty in protecting their interest in connection with actions taken by our management, members of our board of directors or our controlling shareholder than they would as shareholders of a corporation incorporated in the United States. For example, controlling shareholders in U.S. corporations are subject to fiduciary duties while controlling shareholders in Singapore corporations are not subject to such duties. Please see “Comparison of Shareholder Rights” in the definitive Proxy Statement for our 2010 annual general meeting.

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

Investment funds affiliated with KKR and investment funds affiliated with Silver Lake together beneficially own approximately 39% of our outstanding ordinary shares through their ownership of Bali Investments S.àr.l, our principal shareholder, and Seletar Investments Pte. Ltd., or Seletar, and Geyser Investment Pte. Ltd., or Geyser, beneficially own approximately 5% and 4% of our outstanding ordinary shares, respectively (based on the number of ordinary shares outstanding as of December 10, 2010). In addition, pursuant to the terms of our Second Amended and Restated Shareholder Agreement, or the Shareholder Agreement, KKR and Silver Lake together, the Sponsors, or their respective affiliates, and Seletar, can elect their respective designees to serve as members of our board of directors. These shareholders will have a continuing ability to control our board of directors and will continue to have significant influence over our affairs for the foreseeable future, including controlling the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. This concentrated control will limit the ability of other shareholders to influence corporate matters and, as a result, we may take actions that our non-Sponsor shareholders do not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for their ordinary shares.

Prior to December 10, 2010 we were a “controlled company” under the rules of The Nasdaq Global Select Market, as Bali, Seletar and Geyser, together referred to as the Sponsor Group, elected to file as a group with the SEC, with respect to their collective ownership of our shares. As of December 10, 2010, the Sponsor Group ceased to own a majority of our outstanding ordinary shares, and we ceased to be a “controlled company” under the rules of The Nasdaq Global Select Market. As a result, our board of directors will be required to be composed of a majority of independent directors and our compensation committee and our nominating and corporate governance committee will be required to be comprised entirely of independent directors, subject to applicable transition periods prescribed by The Nasdaq Global Select Market.

At times, our share price has been volatile and it may fluctuate substantially in the future, which could result in substantial losses for our investors.

The trading price of our ordinary shares has at times fluctuated significantly. Our ordinary shares have traded as high as $28.48 per share and as low as $14.33 per share since our initial public offering, or IPO, in August 2009. The trading price of our ordinary shares could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	overall conditions in the semiconductor market and general economic and market conditions;

•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements of technological innovations or competitive products by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	announcement of, or expectation of additional financing efforts;

•	sales of our ordinary shares by us or our shareholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	changes in our dividend policy.

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

As of December 10, 2010, approximately 116.0 million outstanding ordinary shares are subject to the contractual transfer restrictions in our Shareholder Agreement, which is described under “Certain Relationships and Related Party Transactions — Second Amended and Restated Shareholder Agreement — Transfer Restrictions” in the definitive proxy statement for our 2010 annual general meeting of shareholders. These shares are also subject to lock-up agreements that holders of the shares have signed with the underwriter of the secondary offering of our ordinary shares that was completed on December 10, 2010, under which they have agreed not to sell, transfer or dispose of, directly or indirectly, any shares of our ordinary shares or any securities convertible into or exercisable or exchangeable for ordinary shares without the prior written consent of Deutsche Bank Securities until January 5, 2011, subject to a possible extension under certain circumstances. The underwriter of this offering may, in its sole discretion, release all or some portion of the shares subject to the 30-day lock-up agreements prior to expiration of such period, and the Company and the Sponsors may decide to waive the restrictions in the Shareholder Agreement.

An aggregate of approximately 1.8 million shares, as of August 1, 2010, and additional shares subject to options (of which 4.5 million were vested and exercisable as of August 1, 2010), held by certain employees and former employees were subject to transfer restrictions, pursuant to the terms of the management shareholders agreement, or Management Shareholders Agreement, to which they were party. The Management Shareholders Agreements, and the share transfer restrictions contained therein, were terminated with effect from September 27, 2010. As a result, these shares have become generally available for sale, subject to compliance with applicable securities laws and our insider trading policy.

As of December 10, 2010, holders of approximately 116.0 million ordinary shares are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. If we register the sale of additional shares to raise capital, and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

In addition, shares issued pursuant to our equity incentive plans may be freely sold in the public market upon vesting and issuance, subject to the restrictions provided under the terms of the plan under which they were issued and/or the option agreements entered into with option holders.

There can be no assurance that we will continue to declare cash dividends or declare them in any particular amounts.

Notwithstanding that we recently adopted a cash dividend policy, and have declared our first interim cash dividend of $0.07 per share, payable on December 30, 2010 to shareholders of record at the close of business (5:00 p.m.), Eastern time, on December 15, 2010, there can be no assurance that we will declare cash dividends in the future or in any particular amounts. The actual declaration and payment of any future dividend is subject to the approval of our board of directors and our dividend policy could change at any time. The payment of cash dividends is restricted under the terms of our senior credit agreement, applicable law and our corporate structure. Pursuant to Singapore law and our articles of association, no dividends may be paid except out of our profits. Also, because we are a holding company, our ability to pay cash dividends on our ordinary shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of our credit agreement. In addition to these constraints, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as our earnings levels, capital requirements, contractual restrictions, cash position and overall financial condition and any other factors deemed relevant by our board of directors.

Furthermore, any such dividend, if declared, may be an interim dividend, under Singapore law, which is wholly provisional and may be revoked by our board of directors at any time prior to the payment thereof.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Annual Report on Form 10-K could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

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

Site	Major Activity	Owned/Leased	Square Footage	Lease Expiration

Yishun, Singapore	Administration, Manufacturing, Research and Development and Sales and Marketing	Leased	116,500	November 2015
Depot Road, Singapore	Manufacturing	Leased	50,000	October 2015
Senoko, Singapore	Manufacturing	Leased	72,000	September 2029
Seoul, Korea	Research and Development and	Leased	53,000	October 2015
	Sales and Marketing	Leased	19,000	October 2012
Penang, Malaysia	Manufacturing, Research and Development, and Administration	Owned—Building Leased—Land	318,000	June 2045
San Jose, CA, United States	Administration, Research and Development and Sales and Marketing	Leased	148,000	November 2015
Fort Collins, CO, United States	Manufacturing and Research and Development	Owned	833,000
Boeblingen, Germany	Administration, Research and Development and Sales and Marketing	Leased	19,000	April 2012
Regensburg, Germany	Manufacturing, Research and Development and Marketing	Leased	8,590	June 2013
Samorin, Slovakia	Manufacturing	Leased	31,000	March 2018
Turin, Italy	Manufacturing and Research and	Leased	10,500	April 2012
	Development	Leased	22,000	June 2017

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, certain pending disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. TriQuint has subsequently withdrew those claims with respect to three of those four patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. We filed our answer and initial counterclaim on September 17, 2009, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents and filed additional counterclaims on March 25, 2010 for the misappropriation of Avago trade secrets. On October 16, 2009, TriQuint filed its answer to our initial counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. While the court dismissed TriQuint’s antitrust counterclaims on procedural grounds on March 16, 2010, TriQuint has since filed a motion to file an amended pleading for its anti-trust claims, which was granted on August 3, 2010. We intend to defend this lawsuit vigorously, and future actions may include the assertion by us of additional claims or counterclaims against TriQuint related to our intellectual property portfolio.

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

On March 15, 2010 we filed a patent infringement action against ST Microelectronics NV in the Eastern District of Texas for infringement of four of our patents related to optical navigation devices. We amended the complaint on July 6, 2010 adding infringement of a fifth optical navigation related patent to the action. We are seeking injunctive relief, damages in an unspecified amount, treble damages for willful infringement and attorneys fees. In response, ST Microelectronics filed a patent infringement action against us in the Northern District of Texas alleging that our sales of certain optical navigation devices infringed two ST Microelectronics’ patents. ST Microelectronics is seeking injunctive relief and damages in an unspecified amount. ST Microelectronics filed a second suit against us on November 5, 2010 in the Northern District of California alleging certain anticompetitive actions by us in the optical navigation sensor market. ST Microelectronics is seeking injunctive and compensatory relief under the Sherman Act and the Clayton Act and attorneys fees. We have not yet filed our response. We intend to defend these lawsuits vigorously, and future actions may include the assertion by us of additional claims or counterclaims against ST Microelectronics related to our intellectual property portfolio.

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

Market Information

Our ordinary shares have been listed on The Nasdaq Global Select Market under the symbol “AVGO” since our IPO on August 6, 2009. Prior to that date, there was no public market for our ordinary shares. The following table sets forth, for the periods indicated, the high and low sales prices of our ordinary shares as reported by The Nasdaq Global Select Market:

	Market Prices
	High	Low

Fiscal Year ended November 1, 2009
Fourth Quarter (Beginning August 6, 2009, ended November 1, 2009))	$19.00	$14.72
Fiscal Year ended October 31, 2010
First Quarter (ended January 31, 2010)	$19.55	$14.33
Second Quarter (ended May 2, 2010)	$22.88	$16.50
Third Quarter (ended August 1, 2010)	$23.69	$18.38
Fourth Quarter (ended October 31, 2010)	$24.95	$18.41

Holders

As of December 10, 2010, there were 14 holders of record of our ordinary shares. A substantially greater number of shareholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We recently declared our first interim cash dividend of $0.07 per share payable on December 30, 2010 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on December 15, 2010.

The board of directors reviews our dividend policy regularly and the declaration and payment of future dividends is subject to the board’s continuing determination that they are in the best interests of the Company’s future dividend payments will also depend upon such factors as our earnings level, capital requirements, contractual restrictions, cash position, overall financial condition and any other factors deemed relevant by our board of directors.

The payment of cash dividends on our ordinary shares is restricted under the terms of our senior credit agreement, applicable law and our corporate structure. Pursuant to Singapore law and our articles of association, no dividends may be paid except out of our profits. Also, because we are a holding company, our ability to pay cash dividends on our ordinary shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of our senior credit agreement.

Share Performance Graph

The following graph shows a comparison of cumulative total return for the Company’s ordinary shares, the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and the Philadelphia Semiconductor Index. The graph covers the period from August 6, 2009 (the first trading day of our ordinary shares on the Nasdaq Global Select Market) to October 29, 2010, the last trading day of our 2010 fiscal year. While the initial public offering price of our ordinary shares was $15.00 per share, the graph assumes the initial value of our ordinary shares on August 6, 2009 was the closing sales price of $16.18 per share. The graph and table assume that $100 was invested on August 6, 2009 in each of Avago Technologies Limited ordinary shares, the S&P 500 Index and the Philadelphia Semiconductor Index and that all dividends were reinvested (in the case of data for the S&P 500 Index and the Philadelphia Semiconductor Index).

	8/6/2009	10/30/2009	1/29/2010	4/30/2010	7/30/2010	10/29/2010
Avago Technologies Limited	$100	$93	$107	$127	$134	$153
S&P 500 Index	100	104	108	119	110	119
Philadelphia Semiconductor Index	100	99	105	125	116	124

The share price performance included in the graph above is not necessarily indicative of future share price performance.

Note:  The graph and the table above shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended October 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected financial data together with the information included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended November 2, 2008, November 1, 2009 and October 31, 2010 and the selected balance sheet data as of November 1, 2009 and October 31, 2010 have been derived from audited historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the one month ended November 30, 2005, the years ended October 31, 2006 and October 31, 2007 and the selected balance sheet data as of October 31, 2006, October 31, 2007 and November 2, 2008 have been derived from audited historical financial statements and related notes not included in this Annual Report on Form 10-K. The historical financial data may not be indicative of our future performance and does not reflect what our financial position and results of operations would have been if we had operated as a fully stand-alone entity during all of the periods presented. We adopted a 52-or 53-week fiscal year beginning with our fiscal year 2008. Our fiscal year ends on the Sunday closest to October 31.

Summary of 5 Year Selected Financial Data

	Predecessor(1)	Company
	One Month Ended	Year Ended
	November 30,	October 31,	October 31,	November 2,	November 1,	October 31,
	2005	2006(2)	2007	2008	2009	2010
	(In millions)
Statement of Operations Data:
Net revenue	$114	$1,399	$1,527	$1,699	$1,484	$2,093
Cost of products sold:
Cost of products sold	87	926	936	981	855	1,068
Amortization of intangible assets	—	55	60	57	58	58
Asset impairment charges(3)	—	—	140	—	—	—
Restructuring charges(4)	—	2	29	6	11	1

Total cost of products sold	87	983	1,165	1,044	924	1,127

Gross margin	27	416	362	655	560	966
Research and development	22	187	205	265	245	280
Selling, general and administrative	27	243	193	196	165	196
Amortization of intangible assets	—	56	28	28	21	21
Asset impairment charges(3)	—	—	18	—	—	—
Restructuring charges(4)	1	3	22	6	23	3
Advisory agreement termination fee(5)	—	—	—	—	54	—
Selling shareholder expenses(5)	—	—	—	—	4	—
Litigation settlement(6)	—	21	—	—	—	—
Acquired in-process research and development	—	—	1	—	—	—

Total operating expenses	50	510	467	495	512	500

Income (loss) from operations(7)(8)	(23)	(94)	(105)	160	48	466
Interest expense(9)	—	(143)	(109)	(86)	(77)	(34)
Loss on extinguishment of debt	—	—	(12)	(10)	(8)	(24)
Other income (expense), net	—	12	14	(4)	1	(2)

Income (loss) from continuing operations before taxes	(23)	(225)	(212)	60	(36)	406
Provision for (benefit from) income taxes(10)	2	3	8	3	8	(9)

Income (loss) from continuing operations	(25)	(228)	(220)	57	(44)	415
Income from and gain on discontinued operations, net of income taxes(11)	1	1	61	26	—	—

Net income (loss)	$(24)	$(227)	$(159)	$83	$(44)	$415

	Predecessor(1)	Company
	One Month Ended	Year Ended
	November 30,	October 31,	October 31,	November 2,	November 1,	October 31,
	2005	2006(2)	2007	2008	2009	2010
	(In millions)
Balance Sheet Data (at end of period):
Cash and cash equivalents		$272	$309	$213	$472	$561
Total assets		2,217	1,951	1,871	1,970	2,157
Long-term debt and capital lease obligations		1,004	907	708	233	4
Total shareholders’ equity		842	693	780	1,040	1,505
Other Financial Data:
Ratio of earnings to fixed charges(12)	—	—	—	1.7	—	11.7

(1)	Predecessor refers to SPG, business segment of Agilent Technologies, Inc, or Agilent.

(2)	We completed the SPG Acquisition on December 1, 2005. The SPG Acquisition was accounted for as a purchase business combination under GAAP and thus the financial results for all periods from and after December 1, 2005 are not necessarily comparable to the prior results of Predecessor. We did not have any significant operating activity prior to December 1, 2005. Accordingly, our results for the year ended October 31, 2006 represent only the eleven months of our operations after the completion of the SPG Acquisition.

(3)	During the year ended October 31, 2007, we recorded a $158 million write-down of certain long-lived assets following a review of the recoverability of the carrying value of certain manufacturing facilities, of which $18 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold.

(4)	Our restructuring charges predominantly represent one-time employee termination benefits. We incurred total restructuring charges of $5 million during the year ended October 31, 2006 ($6 million on a combined basis including the one month period ended November 30, 2005) related to our effort to rationalize our product lines. During the year ended October 31, 2007, we incurred restructuring charges of $51 million, of which $22 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold. During the year ended November 2, 2008, we incurred restructuring charges of $12 million, of which $6 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold. During year ended November 1, 2009, we incurred restructuring charges of $34 million, of which $23 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold. During year ended October 31, 2010, we incurred restructuring charges of $4 million, of which $3 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold.

(5)	The advisory agreement was terminated pursuant to its terms upon completion of our IPO, for a termination fee of $54 million, during the quarter ended November 1, 2009 and no further payments will be made thereunder. We also recorded $4 million in selling shareholder expenses, in connection with the IPO, on behalf of the Sponsors and other selling shareholders.

(6)	In November 2006, we agreed to settle a trade secret lawsuit filed by Sputtered Films Inc., a subsidiary of Tegal Corporation, against Agilent, Advanced Modular Sputtering Inc. and our company. We assumed responsibility for this litigation in connection with the SPG Acquisition and accrued this liability in the fourth quarter of fiscal year 2006.

(7)	Includes share-based compensation expense recorded by Predecessor of $4 million for the one month ended November 30, 2005, and for the Company, $3 million for the year ended October 31, 2006, $12 million for the year ended October 31, 2007, $15 million for the year ended November 2, 2008 and $12 million for the year ended November 1, 2009 and $25 million for the year ended October 31, 2010.

(8)	Includes expense recorded in connection with the advisory agreement with our Sponsors of $5 million for the year ended October 31, 2006, $5 million for the year ended October 31, 2007, $6 million for the year ended November 2, 2008, and $4 million for the year ended November 1, 2009.

(9)	Interest expense for the year ended October 31, 2006 includes an aggregate of $30 million of amortization of debt issuance costs and commitment fees for expired credit facilities, including $19 million of unamortized debt issuance costs that were written off in conjunction with the repayment of our term loan facility during this period. As of October 31, 2006, we had permanently repaid all outstanding amounts under our term loan facility.

(10)	In fiscal year 2010, we recorded an income tax benefit totaling $9 million. The income tax benefit is associated with the release of $29 million of deferred tax asset valuation allowances, mainly associated with the Company irrevocably calling our senior subordinated notes for redemption in October 2010, partially offset by the write-off of $6 million of deferred tax assets resulting from the grant of Malaysia tax incentive status, and an increase in overall tax provision due to an increase in worldwide taxable income.

(11)	In October 2005, we sold our Storage Business to PMC-Sierra Inc. This transaction closed on February 28, 2006, resulting in $420 million of net cash proceeds. No gain or loss was recorded on the sale.

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

Overview

We are a leading designer, developer and global supplier of a broad range of analog semiconductor devices with a focus on III-V based products. We differentiate ourselves through our high performance design and integration capabilities. III-V semiconductor materials have higher electrical conductivity, enabling faster speeds and tend to have better performance characteristics than conventional silicon in applications such as RF and optoelectronics. Our product portfolio is extensive and includes over 6,500 products that we sell into four primary target markets: wireless communications, wired infrastructure, industrial and automotive electronics, and consumer and computing peripherals. Applications for our products in these target markets include cellular phones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, renewable energy and smart power grid applications, factory automation, displays, optical mice and printers.

We have a nearly 50-year history of innovation dating back to our origins within Hewlett-Packard Company. Over the years, we have assembled a large team of analog design engineers, and we maintain design and product development engineering resources around the world. Our locations include two design centers in the United States, five in Asia and four in Europe. We have developed an extensive portfolio of intellectual property that currently includes more than 5,000 U.S. and foreign patents and patent applications. Our history and market position enable us to strategically focus our research and development resources to address attractive target markets. We leverage our significant intellectual property portfolio to integrate multiple technologies and create component solutions that target growth opportunities. We design products that deliver high-performance and provide mission-critical functionality. In particular, we were a pioneer in commercializing vertical-cavity surface emitting laser, or VCSEL, fiber optic products and our VCSEL-based products have been widely adopted throughout the wired infrastructure industry. In addition, we were among the first to deliver commercial film bulk acoustic resonator, or FBAR, filters for code division multiple access, or CDMA, technology and we believe we maintain a significant market share of PCS duplexers within the CDMA market. In addition, our FBAR filters offer technological advantages over competing filters in certain other radio bands, such as GPS and 3G. In optoelectronics, we are a market leader in submarkets such as optocouplers, fiber optic transceivers, optical finger navigation sensors found in mobile phones and optical computer mouse sensors.

We have a diversified and well-established customer base of approximately 40,000 end customers, located throughout the world, which we serve through our multi-channel sales and fulfillment system. We have established strong relationships with leading original equipment manufacturer, or OEM, customers across multiple target markets. Typically, our major customer relationships have been in place multiple years and we have supplied multiple products during that time period. Our close customer relationships have often been built as a result of years of collaborative product development which has enabled us to build our intellectual property portfolio and develop critical expertise regarding our customer’s requirements, including substantial system level knowledge. This collaboration has provided us with key insights into our customers and has enabled us to be more efficient and productive and to better serve our target markets and customers. We distribute most of our products through our broad distribution network, and we are a significant supplier to two of the largest global electronic components distributors, Avnet, Inc. and Arrow Electronics, Inc. We also have a direct sales force focused on supporting large OEMs. For the year ended October 31, 2010, our top 10 customers, which included five distributors, collectively accounted for 55% of our net revenue.

We focus on maintaining an efficient global supply chain and a variable, low-cost operating model. Accordingly, we have outsourced a majority of our manufacturing operations utilizing third-party foundry and assembly and test capabilities, as well as most of our corporate infrastructure functions We aim to minimize capital expenditures by focusing our internal manufacturing capacity on products utilizing our innovative materials and processes to protect our intellectual property and to develop the technology for manufacturing, while outsourcing standard complementary metal oxide semiconductor, or CMOS, processes. We also have over 35 years of operating history in Asia, where approximately 60% of our employees are located and where we produce and source the majority of our products. Our presence in Asia places us in close proximity to many of our customers’ manufacturing facilities and at the center of worldwide electronics manufacturing.

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

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Sales to distributors accounted for 33% and 41% of our net revenue for the years ended November 1, 2009 and October 31, 2010, respectively. In the year ended November 1, 2009, our top 10 customers, which included four distributors, collectively accounted for 60% of our net revenue. No customer accounted for 10% or more of our net revenue during the fiscal year ended November 1, 2009. During the fiscal year ended October 31, 2010, our top 10 customers, which included five distributors, collectively accounted for 55% of our net revenue. No customer accounted for 10% or more of our net revenue during the fiscal year ended October 31, 2010. We expect to continue to experience significant customer concentration in future periods.

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

The recent economic downturn and financial crisis negatively affected our business during fiscal year 2009, Although the global economy improved during fiscal year 2010, current uncertainty in global economic conditions still poses potential risks to our business. For example, customers may defer purchases in response to tighter credit and negative financial news, which would in turn negatively affect product demand and our results of operations.

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

Amortization of intangible assets.  In connection with acquisitions, we recorded intangible assets that are being amortized over their estimated useful lives of six months to 25 years. In connection with these acquisitions, we also recorded goodwill which is not being amortized.

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

Provision (benefit) for income taxes.  We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2014 and 2025, subject in certain cases to potential extensions. Absent such tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17% commencing from the 2010 year of assessment. For the fiscal years ended November 2, 2008, November 1, 2009 and October 31, 2010, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes from what it otherwise would have been in such year by approximately $24 million, $17 million and $63 million, respectively. The tax incentives that we have negotiated in other jurisdictions are also subject to our compliance with various operating and other conditions. If we cannot or elect not to comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements. As a result of the tax incentives and tax holidays, if we continue to comply with the operating conditions, we expect the income from our operations to be subject to relatively lower income taxes than would otherwise be the case under ordinary income tax rules.

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

Acquisitions

In fiscal years 2008, 2009 and 2010 we completed five acquisitions for aggregate cash consideration of $91 million:

•	During the first quarter of fiscal year 2008, we completed the acquisition of a privately-held manufacturer of motion control encoders for $29 million (net of cash acquired of $2 million) plus $9 million repayment of existing debt.

•	During the second quarter of fiscal year 2008, we completed the acquisition of a privately-held developer of low-power wireless devices for $6 million, plus potential earn-out payments.

•	During the fourth quarter of fiscal year 2008, we completed the acquisition of the Bulk Acoustic Wave Filter business of Infineon Technologies AG for $32 million in cash.

•	During the second quarter of fiscal year 2009, we completed the acquisition of a manufacturer of motion control encoders for $7 million in cash.

•	During the third quarter of fiscal year 2010, we completed the acquisition of a manufacturer of motion control encoders for $8 million in cash.

The accompanying consolidated financial statements include the results of operations of the acquired companies and businesses commencing on their respective acquisition dates. See Note 3. “Acquisitions and Investments,” in the Consolidated Financial Statements for information related to these acquisitions.

Restructuring Charges

In fiscal year 2007, we began to increase the use of outsourced service providers in our manufacturing operations, particularly our assembly and test operations, to lower our costs and reduce the capital deployed in these activities. In connection with this strategy, we introduced a largely voluntary severance program intended to reduce our workforce and resulting in an approximately 40% decline in our headcount during fiscal year 2007, primarily in our major locations in Asia. Consequently, during the year ended November 2, 2008, we incurred total restructuring charges of $12 million, predominantly representing one-time employee termination costs.

In the first quarter of fiscal year 2009, we initiated a restructuring plan intended to realign our cost structure with the then prevailing macroeconomic business conditions. This plan eliminated approximately 230 positions or 6% of our global workforce and was substantially completed in fiscal year 2009. In the third quarter of fiscal year 2009, we announced a further reduction in our worldwide workforce of up to 200 employees. This plan was completed in the fourth quarter of fiscal year 2009. During the year ended November 1, 2009, we recorded restructuring charges of $26 million in connection with both of these plans, predominantly representing one-time employee termination costs.

In fiscal year 2009, we also committed to a plan to outsource certain of our manufacturing in Germany. During the year ended November 1, 2009, we recorded $5 million of one-time employee termination costs, $1 million related to asset abandonment and other exit costs and approximately $1 million related to excess lease costs in connection with this plan.

During fiscal year 2009, we recorded and paid $1 million of one-time employee termination costs and recognized $2 million as share-based compensation expense in connection with the departure of our former Chief Operating Officer in January 2009.

As part of our efforts to continue to realign our cost structure, we incurred approximately $3 million of one-time employee termination costs and $1 million of excess lease costs during fiscal year 2010.

See Note 10. “Restructuring Charges” to the Consolidated Financial Statements for further information.

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

We perform an annual impairment review of our goodwill during the fourth fiscal quarter of each year, and more frequently if we believe indicators of impairment exist and we follow the two-step approach in performing the impairment test in accordance with ASC 350 “Intangibles — Goodwill and Other.” The first step of the goodwill impairment test compares the estimated fair value of the reporting unit with the related carrying amount. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step of the test must be performed to measure the amount of the goodwill impairment loss, if any. The second step of the test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. We have one reporting unit for goodwill impairment testing purposes which is based on the manner in which we operate our business and the nature of those operations, including consideration of how the Chief Operating Decision Maker, as defined in ASC 280 “Segment Reporting”, manages the business as a whole. We operate as one semiconductor company with sales of semiconductors representing the only material source of revenue. Substantially all products offered incorporate analog functionality and are manufactured under similar manufacturing processes.

For fiscal year 2010, we used the quoted market price of our ordinary shares to determine the fair value of our reporting unit, which is the Company as a whole. No impairment of goodwill was identified based on the annual impairment review during the fourth quarter of fiscal year 2010. A 10% decline in the ordinary share quoted market prices would not impact the result of our goodwill impairment assessment.

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

Accounting for income taxes.  We account for income taxes in accordance with ASC 740 “Income Taxes,” or ASC 740. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. If we determine, in the future, a valuation allowance is required, such adjustment to the deferred tax assets would increase tax expense in the period in which such determination is made. Conversely, if we determine, in the future, a valuation allowance exceeds our requirement, such adjustment to the deferred tax assets would decrease tax expense in the period in which such determination is made. In evaluating the exposure associated with various tax filing positions, we accrue an income tax liability when such positions do not meet the more-likely-than-not threshold for recognition.

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

Total unrecognized tax benefits increased by $6 million during fiscal year 2009, resulting in total unrecognized tax benefits of $24 million as of November 1, 2009. The total unrecognized tax benefit increased to approximately $27 million as of October 31, 2010.

We recognize interest and penalties related to unrecognized tax benefits within the provision for (benefit from) income taxes line in the consolidated statement of operations. Accrued interest and penalties are included within the other current liabilities and other long-term liabilities lines in the consolidated balance sheet. As of November 2, 2008, November 1, 2009 and October 31, 2010, the combined amount of cumulative accrued interest and penalties was approximately $3 million, $4 million and $5 million, respectively.

Share-based compensation.  We measure and recognize share-based compensation expense for all share-based payment awards issued to employees and directors in accordance with the authoritative guidance. Under the authoritative guidance, for option awards granted or modified after November 1, 2006, we recognize compensation expense based on estimated fair values on the date of grant, net of an estimated forfeiture rate. Compensation expense for share based awards granted after November 1, 2006, is recognized over the requisite service period of the award on a straight-line basis. Forfeiture rates used in the determination of compensation expense are revised in subsequent periods if actual forfeitures differ from estimates. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

For outstanding performance share-based awards granted before November 1, 2006 and not modified thereafter, we continue to account for any portion of such awards under the originally applied accounting principles. Performance-based awards granted before November 1, 2006 were subject to variable accounting until such options are modified, vested, forfeited or cancelled. Variable accounting requires us to value the variable options at the end of each accounting period based upon the then current fair value of the underlying ordinary shares. Accordingly, our share-based compensation expense was subject to significant fluctuation based on changes in the fair value of our ordinary shares and our estimate of vesting probability of unvested performance-based options. However, subsequent to November 1, 2006, the Compensation Committee approved two modifications of all outstanding employee performance-based awards. As a result of the first modification in fiscal year 2008, all variable accounting on outstanding employee performance-based options ceased and instead, pursuant to the authoritative guidance, we recognized a combination of unamortized intrinsic value of these modified options and the incremental fair value of those options up until the date of the second modification in fiscal year 2009. In accordance with the authoritative guidance, at the second modification date, we measured the incremental fair value of unvested outstanding performance-based options, that is expected to be recognized over the remaining service period and are recognizing that amount on a straight-line basis over such expected service period.

For options granted or modified after November 1, 2006, we utilize the Black-Scholes option pricing model for determining the estimated fair value for share options. The Black-Scholes valuation calculation requires us to estimate key assumptions, such as future share price volatility, expected terms, risk-free rates and dividend yield. We also estimate potential forfeitures of share grants and adjust compensation cost recorded accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change, and the amount of share-based compensation expense recognized in future periods is adjusted.

The weighted-average assumptions utilized for our Black-Scholes valuation model for options and employee share purchase rights granted during the fiscal years ended November 2, 2008, November 1, 2009 and October 31, 2010 are as follows:

				ESPP
	Year Ended			Year Ended
	November 2,	November 1,	October 31,	October 31,
	2008	2009	2010	2010

Risk-free interest rate	3.4%	2.3%	1.9%	0.2%
Dividend yield	0%	0%	0%	0%
Volatility	44%	52%	45%	42%
Expected term (in years)	6.5	5.7	5.0	0.5

The dividend yield of zero is based on the fact that we had not declared any cash dividends as of the respective option grant date. Volatility is based on the combination of historical volatility of guideline publicly traded companies over the period commensurate with the expected term of the options and the implied volatility of guideline publicly traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. For all options granted after August 2, 2009 and a portion of options granted before August 2, 2009, our computation of expected term was based on other data, such as the data of peer companies and company-specific attributes that we believe could affect employees’ exercise behavior. For the majority of options granted prior to August 2, 2009, we used the simplified method as specified in the accounting guidance.

In fiscal year 2010, we began to grant restricted share units, or RSUs, which are restricted shares that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. We recognize compensation expense for RSUs using the straight-line amortization method based on the fair value of RSUs on the date of grant. The fair value of RSUs is the closing market price of our ordinary shares on the date of grant, which is equal to their intrinsic value on the date of grant.

We also record share-based compensation expense based on an estimate of the fair value of rights to purchase ordinary shares under the Avago Employee Share Purchase Plan, which was implemented in June 2010, and recognize this share-based compensation expense using the straight-line amortization method.

Fiscal Year Presentation

We adopted a 52- or 53-week fiscal year beginning with our fiscal year 2008. Our fiscal year ends on the Sunday closest to October 31.

The financial statements included in this Annual Report on Form 10-K are presented in accordance with GAAP and expressed in U.S. dollars.

Results from Continuing Operations

Year Ended October 31, 2010 Compared to Year Ended November 1, 2009

The following tables set forth our results of operations for the years ended October 31, 2010 and November 1, 2009.

	Year Ended
	November 1,	October 31,	November 1,	October 31,
	2009	2010	2009	2010
	(In millions)		(As a percentage of net revenue)

Statement of Operations Data:
Net revenue	$1,484	$2,093	100%	100%
Cost of products sold:
Cost of products sold	855	1,068	58	51
Amortization of intangible assets	58	58	4	3
Restructuring charges	11	1	1	—

Total cost of products sold	924	1,127	63	54

Gross margin	560	966	37	46
Research and development	245	280	17	14
Selling, general and administrative	165	196	11	9
Amortization of intangible assets	21	21	1	1
Restructuring charges	23	3	1	—
Advisory agreement termination fee	54	—	4	—
Selling shareholder expenses	4	—	—	—

Total operating expenses	512	500	34	24

Income from operations	48	466	3	22
Interest expense	(77)	(34)	(5)	(2)
Loss on extinguishment of debt	(8)	(24)	(1)	(1)
Other income (expense), net	1	(2)	—	—

Income (loss) from operations before taxes	(36)	406	(3)	19
Provision for (benefit from) income taxes	8	(9)	—	(1)

Net income (loss)	(44)	415	(3)%	20%

During the year ended November 1, 2009, we recorded an accrual of $4 million for indirect taxes on certain prior years’ purchase and sale transactions. This accrual increased cost of products sold and research and development expenses for the year ended November 1, 2009 by $2 million each and increased net loss for the year by $4 million. We determined that the impact of the adjustment was not material to prior periods or to the results for the second quarter of fiscal year 2009, and as such the adjustment was recorded in the second quarter of fiscal year 2009 under ASC 270 “Interim Reporting.”

Net revenue.  Net revenue was $2,093 million for the year ended October 31, 2010, compared to $1,484 million for the year ended November 1, 2009, an increase of $609 million or 41%. This year over year increase was due, in large part, to the improvement in global economic conditions that occurred during this period, but also due to our introduction of a number of new, proprietary products over the year, which helped us to grow net revenues substantially over the period.

Net revenue by target market data is derived from our understanding of our end customers’ primary markets, and was as follows:

	Year Ended
	November 1,	October 31,
% of Net Revenue	2009	2010	Change

Wireless communications	42%	38%	(4)%
Industrial and automotive electronics	22	29	7
Wired infrastructure	26	24	(2)
Consumer and computing peripherals	10	9	(1)

Total net revenue	100%	100%

	Year Ended
	November 1,	October 31,
Net Revenue	2009	2010	Change
	(In millions)

Wireless communications	$622	$796	$174
Industrial and automotive electronics	332	605	273
Wired infrastructure	384	509	125
Consumer and computing peripherals	146	183	37

Total net revenue	$1,484	$2,093	$609

Net revenue from wireless communications products, in absolute dollars increased in fiscal year 2010 compared with fiscal year 2009. The growth of key platforms in next-generation smart phones at leading OEM customers, which incorporate many of our products such as FBAR filters, power amplifiers and PA-Duplexer front-end modules as well as optical finger navigation sensors, drove this revenue growth. Revenue from this target market decreased as a percentage of net revenue due to the disproportionate growth in revenues from the industrial and automotive electronics target market.

Net revenue from industrial and automotive electronics products, both in absolute dollars and as a percentage of net revenue, substantially increased in fiscal year 2010 compared with fiscal year 2009. The increase was in large part due to the effects of a recovery in market conditions from fiscal year 2009. The growth in this target market was broad based, with particular strength in sales of optocouplers, industrial fiber optic transceivers and motion encoders. We benefitted from increased spending on and new uses for our devices in applications such as inverters, servo machine tools and programmable logic controller/fieldbus industrial data communications systems used in power production and distribution, including renewable energy and smart power grid installations, factory automation and transportation applications, as well as gains in market share for a number of these products. We believe a substantial amount of the demand for these products was driven by spending on infrastructure in emerging economies.

Net revenue from wired infrastructure products, in absolute dollars, increased in fiscal year 2010 compared with fiscal year 2009, as spending on enterprise networking data centers and core routing improved and also due, in part, to gains in market share. Wired networking continued to benefit from increasing demand for data traffic, generating increased demand for fiber-optic based networking connections to replace copper-based connections and generating increased demand for higher speed SerDes communications links.

Net revenue from consumer and computing peripheral products, in absolute dollars, increased in fiscal year 2010 compared with fiscal year 2009, reflecting improved sales of optical sensors used in optical mice and improved sales of motion encoders used in applications such as optical disc drives and printers during fiscal year 2010. However, this target market continues to be adversely affected by ongoing weakness in consumer spending and we did not experience the usual seasonal benefits in our personal computer-related businesses in the fourth quarter of fiscal year 2010.

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

Gross margin.  Gross margin was $966 million for the year ended October 31, 2010 compared to $560 million for the year ended November 1, 2009, an increase of $406 million or 73%. As a percentage of net revenue, gross margin increased to 46% for the year ended October 31, 2010 from 37% for the year ended November 1, 2009. The increase in gross margin percentage was attributable to continuing improvements in product mix, as well as increased operating levels in our internal fabrication facilities. During the year ended October 31, 2010, compared to the year ended November 1, 2009, a higher proportion of our net revenues were from products sold into the industrial and automotive electronics target market and from sales of our proprietary products, which generally earn higher gross margins than our other products. During the year ended October 31, 2010, we recorded write-downs to inventories associated with reduced demand assumptions of $15 million compared to $23 million during the year ended November 1, 2009. We also recorded charges of $12 million during the year ended October 31, 2010 for warranty costs compared to $8 million in the year ended November 1, 2009. See Note 17. “Commitments and Contingencies” to the Consolidated Financial Statements.

Research and development.  Research and development expense was $280 million for the year ended October 31, 2010, compared to $245 million for the year ended November 1, 2009, an increase of $35 million or 14%. As a percentage of net revenue, research and development expenses decreased to 14% for the year ended October 31, 2010 from 17% for the year ended November 1, 2009. The increase in absolute dollars was primarily attributable to $11 million increase in incentive compensation expense related to our employee bonus program, which is a variable expense related to our overall profitability, $6 million increase in compensation expense resulting from annual salary adjustment, $4 million increase in share-based compensation due to grants of share-based awards at higher fair market values and $11 million in additional research and development project materials and supplies in fiscal year 2010 as compared to the year ended November 1, 2009. The decrease as a percentage of net revenue is attributable to higher net revenue in fiscal year 2010. We expect research and development expenses to increase in absolute dollars for the foreseeable future, due to the increasing complexity and number of products we plan to develop.

Selling, general and administrative.  Selling, general and administrative expense was $196 million for the year ended October 31, 2010 compared to $165 million for the year ended November 1, 2009, an increase of $31 million or 19%. As a percentage of net revenue, selling, general and administrative expense decreased to 9% for the year ended October 31, 2010 compared to 11% for the year ended November 1, 2009. The increase in absolute dollars was attributable to $11 million increase in incentive compensation expense related to our employee bonus program which is a variable expense related to our overall profitability in fiscal year 2010 as compared to the year ended November 1, 2009, $2 million increase in sales commissions expense paid to our sales employees, $3 million increase in compensation expense resulting from annual salary adjustment, $8 million increase in share-based compensation expense due to grants of share-based awards at higher fair market values, $3 million increase in third party fees and $4 million increase in computer and related services. The decrease as a percentage of net revenue was attributable to higher net revenue in fiscal year 2010.

Selling, general and administrative expenses for fiscal year 2009 does not include $54 million that we recorded related to the termination of the advisory agreement with our Sponsors pursuant to its terms, upon the closing of the IPO, as well as approximately $4 million of offering costs incurred in our IPO that relate to selling shareholders which were absorbed by us. The advisory agreement termination fees and the selling shareholder expenses are included as separate components of operating expenses in the consolidated statements of operations for fiscal year 2009.

Amortization of intangible assets.  Total amortization of intangible assets incurred was $79 million each, for the years ended October 31, 2010 and November 1, 2009.

Restructuring charges.  During the year ended October 31, 2010, we incurred total restructuring charges of $4 million, compared to $34 million for the year ended November 1, 2009, both predominantly representing employee termination costs. We undertook significant restructuring activities in fiscal year 2009 in response to the then macroeconomic business conditions and some incremental restructuring activities in fiscal year 2010, which resulted in significantly higher restructuring charges in fiscal year 2009 compared to fiscal year 2010. See Note 10. “Restructuring Charges” to the Consolidated Financial Statements.

Interest expense.  Interest expense was $34 million for the year ended October 31, 2010, compared to $77 million for the year ended November 1, 2009, which represents a decrease of $43 million or 56%. The decrease is primarily due to the redemption and repurchases of $364 million aggregate principal amount of our outstanding notes made in fiscal year 2010. Interest expense is expected to be significantly lower during fiscal year 2011, compared to fiscal year 2010, due to the redemption of the remaining $230 million aggregate principal amount of our senior subordinated rate notes on December 1, 2010.

Gain (loss) on extinguishment of debt.  During the year ended October 31, 2010, we redeemed $318 million aggregate principal amount of our senior fixed rate notes and the remaining $46 million aggregate principal amount of our senior floating rate notes. The redemption of the senior fixed rate notes and senior floating rate notes in fiscal year 2010 resulted in a loss on extinguishment of debt of $24 million. During the year ended November 1, 2009, we repurchased an aggregate of $106 million of debt, consisting of $85 million in principal amount of senior fixed rate notes, $17 million in principal amount of senior subordinated notes and $4 million in principal amount of senior floating rate notes in a tender offer for all or a part of our outstanding notes, resulting in a loss on extinguishment of debt in fiscal year 2009 of $9 million. We also repurchased $3 million in principal amount of senior subordinated notes in the open market, resulting in a gain on extinguishment of debt of $1 million during the year ended November 1, 2009. See Note 7. “Senior Credit Facility and Borrowings” to the Consolidated Financial Statements.

Other income (expense), net.  Other income (expense), net includes interest income, foreign currency gain (loss), loss on other-than-temporary impairment of investment and other miscellaneous items. Other expense, net was $2 million for the year ended October 31, 2010 compared to other income, net was $1 million for the year ended November 1, 2009. The decrease is primarily attributable to a $2 million decrease in government grants received and a $1 million increase in currency losses during the year ended October 31, 2010 compared to the year ended November 1, 2009.

Provision for (benefit from) income taxes.  We recorded an income tax benefit totaling $9 million for the year ended October 31, 2010 compared to an income tax expense of $8 million for the year ended November 1, 2009. The decrease is primarily attributable to the release of $29 million of deferred tax asset valuation allowances, mainly associated with the Company irrevocably calling our senior subordinated notes for redemption in October 2010, partially offset by the write-off of $6 million of deferred tax assets resulting from the grant of a new tax incentive in Malaysia, and an increase in overall tax provision due to an increase in worldwide taxable income.

Year Ended November 1, 2009 Compared to Year Ended November 2, 2008

The following tables set forth our results of operations for the years ended November 1, 2009 and November 2, 2008.

	Year Ended
	November 2,	November 1,	November 2,	November 1,
	2008	2009	2008	2009
	(In millions)		(As a percentage of net revenue)

Statement of Operations Data:
Net revenue	$1,699	$1,484	100%	100%
Cost of products sold:
Cost of products sold	981	855	58	58
Amortization of intangible assets	57	58	3	4
Restructuring charges	6	11	—	1

Total cost of products sold	1,044	924	61	63

Gross margin	655	560	39	37
Research and development	265	245	16	17
Selling, general and administrative	196	165	12	11
Amortization of intangible assets	28	21	2	1
Restructuring charges	6	23	—	1
Advisory agreement termination fee	—	54	—	4
Selling shareholder expenses	—	4	—	—

Total operating expenses	495	512	30	34

Income from operations	160	48	9	3
Interest expense	(86)	(77)	(5)	(5)
Loss on extinguishment of debt	(10)	(8)	(1)	(1)
Other income (expense), net	(4)	1	—	—

Income (loss) from continuing operations before taxes	60	(36)	3	(3)
Provision for income taxes	3	8	—	—

Income (loss) from continuing operations	57	(44)	3	(3)
Income from and gain on discontinued operations, net of income taxes	26	—	2	—

Net income (loss)	$83	$(44)	5%	(3)%

During the year ended November 1, 2009, we recorded an accrual of $4 million for indirect taxes on certain prior years’ purchase and sale transactions. This accrual increased cost of products sold and research and development expenses for the year ended November 1, 2009 by $2 million each and increased net loss for the year by $4 million. We determined that the impact of the adjustment was not material to prior periods or to the results for the second quarter of fiscal year 2009, and as such the adjustment was recorded in the second quarter of fiscal year 2009 under ASC 270 “Interim Reporting.”

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

Net revenue by target market data is derived from our understanding of our end customers’ primary markets, and was as follows:

	Year Ended
	November 2,	November 1,
% of Net Revenue	2008	2009	Change

Wireless communications	31%	42%	11%
Wired infrastructure	28	26	(2)
Industrial and automotive electronics	30	22	(8)
Consumer and computing peripherals	11	10	(1)

Total net revenue	100%	100%

	Year Ended
	November 2,	November 1,
Net Revenue	2008	2009	Change
	(In millions)

Wireless communications	$524	$622	$98
Wired infrastructure	470	384	(86)
Industrial and automotive electronics	513	332	(181)
Consumer and computing peripherals	192	146	(46)

Total net revenue	$1,699	$1,484	$(215)

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

Net revenue from consumer and computing peripheral products, both in absolute dollars and as a percentage of net revenue, decreased in fiscal year 2009 compared with fiscal year 2008, reflecting lower consumer spending caused by the overall economic downturn partly offset by improved sales of optical mouse sensors and motion control encoders for printers in the fourth quarter of fiscal year 2009.

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

Gross margin.  Gross margin was $560 million for the year ended November 1, 2009, compared to $655 million for the year ended November 2, 2008, a decrease of $95 million or 15%. As a percentage of net revenue, gross margin decreased slightly to 37% for the year ended November 1, 2009 from 39% for the year ended November 2, 2008. The decrease in absolute dollars was primarily attributable to decrease in revenue of 13% during the year ended November 1, 2009 compared to the prior year ended November 2, 2008. During the year ended November 1, 2009, we recorded write-downs to inventories of $23 million associated with reduced demand assumptions compared to $11 million during the prior year. In addition, the year ended November 1, 2009 included $2 million of indirect taxes relating to prior periods and payments of $3 million in connection with terminating our relationship with a contract manufacturer as part of a transition to another supplier, which primarily related to production equipment procured by the contract manufacturer for which we agreed to compensate the contract manufacturer. During the year ended November 1, 2009, we also recorded $5 million to cover potential costs in excess of expected insurance coverage for warranty obligations arising out of certain product quality issues, as well as $3 million to scrap inventory of such components held by us.

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

Selling, general and administrative expenses for fiscal year 2009 does not include $54 million that we recorded related to the termination of the advisory agreement with our Sponsors pursuant to its terms, upon the closing of the IPO, as well as approximately $4 million of offering costs incurred in our IPO that relate to selling shareholders which were absorbed by us. The advisory agreement termination fee and the selling shareholder expenses are included as separate components of operating expenses in the consolidated statements of operations for fiscal 2009.

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

Restructuring charges.  During the year ended November 1, 2009, we incurred total restructuring charges of $34 million, compared to $12 million for the year ended November 2, 2008, both predominantly representing employee termination costs. The increase is attributable to restructuring plans initiated in the year ended November 1, 2009 in response to the economic downturn. See Note 10. “Restructuring Charges” to the Consolidated Financial Statements.

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

Gain (loss) on extinguishment of debt.  During the year ended November 1, 2009, we repurchased an aggregate of $106 million of debt, consisting of $85 million in principal amount of senior fixed rate notes, $17 million in principal amount of senior subordinated notes and $4 million in principal amount of senior floating rate notes in a tender offer for all or a part of our outstanding notes, resulting in a loss on extinguishment of debt in fiscal year 2009 of $9 million. We also repurchased $3 million in principal amount of senior subordinated notes in the open market, resulting in a gain on extinguishment of debt of $1 million during the year ended November 1, 2009. During the year ended November 2, 2008, we redeemed $200 million principal amount of our senior floating rate notes. The redemption of the senior floating rate notes in fiscal year 2008 resulted in a loss on extinguishment of debt of $10 million. See Note 7. “Senior Credit Facility and Borrowings” to the Consolidated Financial Statements.

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

Liquidity and Capital Resources

Our primary sources of liquidity as at October 31, 2010 consisted of: (1) approximately $561 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our $350 million revolving credit facility, which is committed until December 1, 2011, of which $339 million is available to be drawn (after taking into account $11 million of letters of credit outstanding under the facility). Our short-term and long-term liquidity requirements primarily arise from: (i) working capital requirements and (ii) capital expenditures, including acquisitions from time to time. In addition, on December 1, 2010, our board of directors declared our first interim cash dividend of $0.07 per ordinary share, or approximately $17 million in total, to be paid on December 30, 2010 to shareholders of record as of the close of business, Eastern Time, on December 15, 2010.

In August 2010, we also filed a shelf registration statement on Form S-3 with the SEC, through which we may sell from time to time any combination of ordinary shares, debt securities, warrants, rights, purchase contracts and units, in one or more offerings. We may seek to obtain debt or equity financing in the future. However, we cannot assure that such additional financing will be available on terms acceptable to us or at all.

In December 2010, we paid $258 million for the redemption of our remaining $230 million senior subordinated notes at a redemption price of 105.938% of their principal amount, and accrued and unpaid interest thereon up to, but not including, the redemption date.

We anticipate that our capital expenditures for fiscal year 2011 will be higher than for fiscal year 2010, due to spending on mask sets for new ASIC designs and capacity expansion in both of our Fort Collins and Singapore internal fabrication facilities. We believe that our cash and cash equivalents on hand, and cash flows from operations, combined with availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next 12 months.

Our ability to service any indebtedness we incur under our revolving credit facility will depend on our ability to generate cash in the future. We may not have significant cash available to meet any large unanticipated liquidity requirements, other than from available borrowings, if any, under our revolving credit facility. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition and our business could suffer.

In summary, our cash flows were as follows (in millions):

	Year Ended
	November 2,	November 1,	October 31,
	2008	2009	2010

Net cash provided by operating activities	$208	$139	$510
Net cash used in investing activities	(94)	(63)	(86)
Net cash (used in) provided by financing activities	(210)	183	(335)

Net increase (decrease) in cash and cash equivalents	$(96)	$259	$89

Cash Flows for the Years Ended October 31, 2010 and November 1, 2009

Operating Activities

Net cash provided by operating activities during the year ended October 31, 2010 was $510 million. The net cash provided by operating activities was principally due to net income of $415 million and non-cash charges of $194 million, offset by changes in operating assets and liabilities of $99 million.

Accounts receivable increased to $285 million at the end of fiscal year 2010 from $186 million at the end of fiscal year 2009. Accounts receivable days sales outstanding increased to 45 days at October 31, 2010 from 40 days at November 1, 2009 primarily due to linearity of shipments in the last three months of fiscal year 2010 as compared to the last three months of fiscal year 2009. We use the current quarter revenue in our calculation of number of days sales outstanding.

Inventory increased to $189 million at October 31, 2010 from $162 million at November 1, 2009. The increase in inventory dollar amount is attributable to anticipated increased demand. Inventory days on hand decreased slightly from 62 days at November 1, 2009 to 61 days at October 31, 2010. We use the current quarter cost of products sold in our calculation of days on hand of inventory.

Current liabilities decreased from $633 million at the end of fiscal year 2009 to $565 million at the end of fiscal year 2010 mainly due to the net decrease in short-term debt of $134 million as a result of redemption of $364 million of long-term debt that was classified as a current liability as of November 1, 2009 (as it had been irrevocably called for redemption before the fiscal year end) and decreases in accrued interest and the $230 million of long-term debt (our senior subordinated notes) that was classified as a current liability as of October 31, 2010 (as it had been irrevocably called for redemption before the fiscal year end). This decrease was offset by an increase in accounts payable and employee compensation and benefits. Accrued interest decreased $13 million or 52% from fiscal year 2009 mainly due to the debt redemption and semi-annual interest payments made during fiscal year 2010. Accounts payable increased to $198 million from $154 million at the end of fiscal year 2009 mainly due to timing of disbursements and higher volume of purchases related to increase in revenue. Employee compensation and benefits increased to $82 million from $55 million at fiscal year 2009 mainly due to our employee bonus program related to our overall profitability.

Other long-term assets increased from $24 million at the end of fiscal year 2009 to $44 million at the end of fiscal year 2010 mainly due to the $29 million release of valuation allowance on our deferred tax assets primarily associated with the irrevocable call for redemption of our senior subordinated notes prior to the end of fiscal year 2010. Other long-term liabilities increased from $64 million at the end of fiscal year 2009 to $83 million at the end of fiscal year 2010 mainly due to the change in actuarial assumptions used in the valuation of our U.S. post-retirement benefit plan and non-U.S. defined benefit pension plan liabilities.

Net cash provided by operating activities during the year ended November 1, 2009 was $139 million. The net loss of $44 million was offset primarily by non-cash charges of $160 million for depreciation and amortization and $12 million in share-based compensation.

Investing Activities

Net cash used in investing activities for the year ended October 31, 2010 was $86 million. The net cash used in investing activities principally related to purchases of property, plant and equipment of $79 million and acquisitions and investments of $9 million.

Net cash used in investing activities for the year ended November 1, 2009 was $63 million. The net cash used in investing activities was primarily due to purchases of property, plant and equipment of $57 million and $7 million related to a business acquisition.

Financing Activities

Net cash used in financing activities for the year ended October 31, 2010 was $335 million, comprised mainly of the redemption of $318 million in principal amount of senior fixed rate notes and $46 million principal amount of senior floating rate notes, offset by $28 million provided by the issuance of ordinary shares, upon the exercise of options.

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

Current liabilities increased from $328 million at the end of fiscal year 2008 to $633 million at the end of fiscal year 2009 mainly due to the reclassification of long — term debt of $364 million from long-term to short-term which we irrevocably called for redemption before the year end, partially offset by decreases in accounts payable and employee compensation and benefit accruals. Accounts payable decreased by $20 million or 11% from fiscal year 2008 mainly due to timing of disbursements. The decrease in employee compensation and benefit accruals from November 2, 2008 is attributable to our headcount reductions related to our restructuring plans as well as lower accruals under employee bonus plans.

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

Indebtedness

As of October 31, 2010, we had $236 million outstanding in aggregate indebtedness and capital lease obligations, with an additional $350 million of borrowing capacity available under our revolving credit facility (including outstanding letters of credit of $11 million at October 31, 2010, which reduce the amount available under our revolving credit facility on a dollar-for-dollar basis). As discussed above, subsequent to the end of fiscal year 2010, we redeemed $230 million aggregate principal amount of our outstanding notes, as discussed in more detail below.

On December 1, 2010, after the end of fiscal year 2010, our subsidiaries, Avago Technologies Finance Pte. Ltd., Avago Technologies U.S. Inc. and Avago Technologies Wireless (U.S.A.) Manufacturing Inc. redeemed $230 million aggregate principal amount of their outstanding senior subordinated notes at a redemption price of 105.938% of their principal amount, plus accrued and unpaid interest thereon up to, but not including, the redemption date. The total amount paid was approximately $258 million. As a result, our aggregate indebtedness and capital lease obligations have been reduced by a corresponding amount.

Revolving Credit Facility

Our $350 million revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day or one-day notice, referred to as swingline loans, and is available to us and certain of our subsidiaries in U.S. dollars and other currencies. As of October 31, 2010, we had no borrowings outstanding under the revolving credit facility, although we had $11 million of letters of credits outstanding under the facility, which reduce the amount available on a dollar-for-dollar basis. Principal amounts outstanding under the revolving credit facility are due and payable in full on December 1, 2011.

Borrowings under our revolving credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the United States prime rate and (2) the federal funds rate plus 0.5% (or an equivalent base rate for loans originating outside the United States, to the extent available) or (b) a LIBOR rate (or the equivalent thereof in the relevant jurisdiction) determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. At October 31, 2010, the lender’s base rate was 3.25% and the one-month LIBOR rate was 0.25%. The applicable margin for borrowings under the revolving credit facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings.

We are required to pay a commitment fee to the lenders under the revolving credit facility with respect to any unutilized commitments thereunder. At October 31, 2010 and November 1, 2009, the commitment fee on the revolving credit facility was 0.375% per annum. We must also pay customary letter of credit fees. The commitment fee is expensed as additional interest expense.

The senior credit agreement governing the revolving credit facility has various limitations on certain transactions that may occur, including limitations on incurrence of additional debt, issuance of preferred shares, creation of liens, sale-leaseback transactions, mergers and consolidations, asset sales, payment of dividends or distribution, share repurchases, restricted payments, investments, loans or advances, capital expenditures, repayment of or material amendments to the agreements governing our subordinated indebtedness, making certain acquisitions, changing our business lines, and changing the status of our direct wholly-owned subsidiary, Avago Technologies Holding Pte. Ltd., as a passive holding company. In July 2010, we amended the senior credit agreement to, among other things (i) give our subsidiaries party to the credit facility additional flexibility, subject to certain conditions, to make certain restricted payments, and (ii) clarify and amend the provisions in the credit agreement relating to defaulting lenders, including provisions relating to the rights and obligations of the borrowers and the non-defaulting lenders in the event of, among other things, the insolvency of a lender or its parent company.

All obligations under the revolving credit facility, and the guarantees of those obligations, are secured by substantially all of our assets and that of each guarantor subsidiary, subject to certain exceptions.

In addition, the senior credit agreement requires us to maintain senior secured leverage ratios not exceeding levels set forth in the senior credit agreement. The senior credit agreement also contains certain customary affirmative covenants and events of default including a cross-default triggered by certain events of default under our other material debt instruments. We were in compliance with all our covenants under the senior credit agreement at October 31, 2010.

Contractual Commitments

Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, and the timing of payments. As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

The following table sets forth our long-term debt, operating and capital lease and purchase obligations as of October 31, 2010 for the fiscal periods noted (in millions):

			2012 to	2014 to
	Total	2011	2013	2015	Thereafter

Current portion of long-term debt(1)	$230	$230	—	—	—
Estimated future interest expense and redemption premium payments(2)	18	18	—	—	—
Operating leases(3)	40	9	14	14	3
Capital leases(4)	6	3	2	1	—
Commitments to contract manufacturers and other purchase obligations(5)	56	56	—	—	—
Additional contractual commitments(6)	51	24	23	4	—

(1)	Represents our outstanding notes as of October 31, 2010. Subsequent to that date, we redeemed the remaining $230 million principal amount of our senior subordinated notes, including the obligation to pay interest thereon.

(2)	Represents interest payments, commitment fees and letter of credit fees. The premium payment related to the redemption noted in (1) above is also included in the preceding table. See Note 7. “Senior Credit Facility and Borrowings” to the Consolidated Financial Statements.

(3)	Includes operating lease commitments for facilities and equipment that we have entered into with third parties.

(4)	Includes capital lease commitments for equipment that we have entered into with third parties.

(5)	We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. In addition to the above, we record a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts in conjunction with our write-down of inventory. As of October 31, 2010, the liability for our firm, non-cancelable and unconditional purchase commitments was $3 million. These amounts are included in other liabilities in our balance sheets at October 31, 2010, and are excluded from the preceding table.

(6)	We have entered into several agreements related to outsourced IT, human resources, financial advisory services and other services agreements.

We adopted the provisions of ASC 740 “Income Taxes” on accounting for uncertainty in income taxes on November 1, 2007. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at October 31, 2010, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $27 million of unrecognized tax benefits classified as long-term income tax payable in the consolidated balance sheet as of October 31, 2010 have been excluded from the contractual obligations table above.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at October 31, 2010 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Accounting Changes and Recent Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 2. “Summary of Significant Accounting Policies” to Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Derivative Instruments

Although a majority of our revenue and operating expenses is denominated in U.S. dollars, and we prepare our financial statements in U.S. dollars in accordance with GAAP, a portion of our revenue and operating expenses is in foreign currencies. Our revenues, costs and expenses and monetary assets and liabilities are exposed to changes in currency exchange rates as a result of our global operating and financing activities. To mitigate the exposures resulting from the changes in the exchange rates of these currencies, we enter into foreign exchange forward contracts to hedge a portion of these exposures. Contracts that meet accounting criteria are designated at inception as hedges of the related foreign currency exposures, which include committed and anticipated transactions that are denominated in currencies other than the U.S. dollar. The criteria for designating a derivative as a hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the assessment of the probability that the underlying transaction will occur. Our foreign exchange forward contracts generally mature within three to six months. We do not use derivative financial instruments for speculative or trading purposes. As of October 31, 2010, there were no foreign exchange forward contracts outstanding. Losses from foreign currency transactions, as well as derivative instruments, are included in our consolidated statements of operations in the amounts of $6 million, $3 million and $4 million, for the years ended November 2, 2008, November 1, 2009, and October 31, 2010.

Interest Rate Risk

Borrowings under our revolving credit facility are subject to floating rates of interest, based on, at our option, either (a) lender’s base rate determined by reference to the higher of (1) the United States prime rate and (2) the federal funds rate plus 0.5% (or an equivalent base rate for loans originating outside the United States, to the extent available) or (b) a LIBOR rate (or the equivalent thereof in the relevant jurisdiction). We did not have any borrowings outstanding under this facility during fiscal year 2010 or as at October 31, 2010, although we did have $11 million of letters of credit outstanding as at October 31, 2010 (and similar amounts during the course of fiscal year 2010), which reduce the amount available under the facility on a dollar-for-dollar-basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVAGO TECHNOLOGIES LIMITED
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avago Technologies Limited:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Avago Technologies Limited and its subsidiaries at October 31, 2010 and November 1, 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in fiscal year 2008.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

San Jose, California
December 15, 2010

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED BALANCE SHEETS

	November 1,	October 31,
	2009	2010
	(In millions, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$472	$561
Trade accounts receivable, net	186	285
Inventory	162	189
Other current assets	44	52

Total current assets	864	1,087
Property, plant and equipment, net	264	281
Goodwill	171	172
Intangible assets, net	647	573
Other long-term assets	24	44

Total assets	$1,970	$2,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154	$198
Employee compensation and benefits	55	82
Accrued interest	25	12
Capital lease obligations — current	2	2
Other current liabilities	33	41
Current portion of long-term debt	364	230

Total current liabilities	633	565
Long-term liabilities:
Long-term debt	230	—
Capital lease obligations — non-current	3	4
Other long-term liabilities	64	83

Total liabilities	930	652

Commitments and contingencies (Note 17)
Shareholders’ equity:
Ordinary shares, no par value; 235,392,897 shares and 239,888,231 shares issued and outstanding on November 1, 2009 and October 31, 2010, respectively	1,393	1,450
Retained earnings (accumulated deficit)	(356)	59
Accumulated other comprehensive income (loss)	3	(4)

Total shareholders’ equity	1,040	1,505

Total liabilities and shareholders’ equity	$1,970	$2,157

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	November 2,	November 1,	October 31,
	2008	2009	2010
	(In millions, except per share data)

Net revenue	$1,699	$1,484	$2,093
Cost of products sold:
Cost of products sold	981	855	1,068
Amortization of intangible assets	57	58	58
Restructuring charges	6	11	1

Total cost of products sold	1,044	924	1,127
Gross margin	655	560	966
Research and development	265	245	280
Selling, general and administrative	196	165	196
Amortization of intangible assets	28	21	21
Restructuring charges	6	23	3
Advisory agreement termination fee	—	54	—
Selling shareholder expenses	—	4	—

Total operating expenses	495	512	500

Income from operations	160	48	466
Interest expense	(86)	(77)	(34)
Loss on extinguishment of debt	(10)	(8)	(24)
Other income (expense), net	(4)	1	(2)

Income (loss) from continuing operations before income taxes	60	(36)	406
Provision for (benefit from) income taxes	3	8	(9)

Income (loss) from continuing operations	57	(44)	415
Income from and gain on discontinued operations, net of income taxes	26	—	—

Net income (loss)	$83	$(44)	$415

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.27	$(0.20)	$1.74
Income from and gain on discontinued operations, net of income taxes	0.12	—	—

Net income (loss)	$0.39	$(0.20)	$1.74

Diluted:
Income (loss) from continuing operations	$0.26	$(0.20)	$1.69
Income from and gain on discontinued operations, net of income taxes	0.12	—	—

Net income (loss)	$0.38	$(0.20)	$1.69

Weighted average shares :
Basic	214	219	238

Diluted	219	219	246

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 2,	November 1,	October 31,
	2008	2009	2010
	(In millions)

Cash flows from operating activities:
Net income (loss)	$83	$(44)	$415
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	159	160	159
Amortization of debt issuance costs	4	4	2
Gain on discontinued operations	(27)	—	—
Loss on extinguishment of debt	6	8	8
Loss on disposal of property, plant and equipment	2	2	2
Non-cash portion of restructuring charges	—	1	—
Impairment of investment	—	2	—
Share-based compensation	15	12	25
Tax benefits from share-based compensation	—	1	—
Excess tax benefits from share-based compensation	—	(1)	(2)
Changes in assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable, net	38	—	(96)
Inventory	(45)	27	(26)
Accounts payable	(29)	(16)	23
Employee compensation and benefits	18	(19)	27
Other current assets and current liabilities	(13)	(39)	(16)
Other long-term assets and long-term liabilities	(3)	41	(11)

Net cash provided by operating activities	208	139	510

Cash flows from investing activities:
Purchase of property, plant and equipment	(65)	(57)	(79)
Acquisitions and investments, net of cash acquired	(78)	(7)	(9)
Purchase of intangible assets	(6)	(1)	—
Proceeds from disposal of property, plant and equipment	5	—	2
Proceeds from sale of discontinued operations	50	2	—

Net cash used in investing activities	(94)	(63)	(86)

Cash flows from financing activities:
Issuance of ordinary shares, net of issuance costs	(2)	304	28
Repurchase of ordinary shares	(5)	(6)	—
Debt repayments	(202)	(114)	(364)
Excess tax benefits from share-based compensation	1	1	3
Cash settlement of equity awards	(2)	(1)	—
Payment on capital lease obligation	—	(1)	(2)

Net cash (used in) provided by financing activities	(210)	183	(335)

Net increase (decrease) in cash and cash equivalents	(96)	259	89
Cash and cash equivalents at the beginning of year	309	213	472

Cash and cash equivalents at end of year	$213	$472	$561

Supplemental disclosure of cash flow information:
Cash paid for interest	$85	$79	$46

Cash paid for income taxes	$8	$10	$6

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

			Retained	Accumulated
			Earnings	Other	Total
	Ordinary Shares		(Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Deficit)	Income (loss)	Equity	Income (loss)
	(In millions, except share amounts)

Balance as of October 31, 2007	213,959,783	$1,075	$(386)	$4	$693	$(155)

Cumulative effect of adopting amended guidance of ASC 740	—	—	(9)	—	(9)

Issuance of ordinary shares to employees	28,509	—	—	—	—

Repurchase of ordinary shares	(471,000)	(5)	—	—	(5)

Cash settlement of equity awards	—	(2)	—	—	(2)

Share-based compensation	—	15	—	—	15

Tax benefits from share-based compensation	—	1	—	—	1
Changes in accumulated other comprehensive income:
Actuarial gains and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	5	5	5
Unrealized net loss on derivative instruments	—	—	—	(1)	(1)	(1)
Net income	—	—	83	—	83	83

Balance as of November 2, 2008	213,517,292	1,084	(312)	8	780	$87

Issuance of ordinary shares, net of issuance costs of $23 million	21,500,000	300			300

Exercise of options	1,183,405	3	—	—	3

Repurchase of ordinary shares	(807,800)	(6)	—	—	(6)

Cash settlement of equity awards	—	(1)	—	—	(1)

Share-based compensation	—	12	—	—	12

Tax benefits from share-based compensation	—	1	—	—	1
Changes in accumulated other comprehensive income:
Actuarial losses and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	(6)	(6)	(6)
Unrealized net gain on derivative instruments	—	—	—	1	1	1

Net loss	—	—	(44)	—	(44)	(44)

Balance as of November 1, 2009	235,392,897	$1,393	$(356)	$3	$1,040	$(49)

Issuance of ordinary shares in connection with exercise of options	4,495,334	28			28

Share-based compensation	—	25	—	—	25

Tax benefits from share-based compensation	—	4	—	—	4
Changes in accumulated other comprehensive income:
Actuarial losses and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	(7)	(7)	(7)
Net income	—	—	415	—	415	415

Balance as of October 31, 2010	239,888,231	$1,450	$59	$(4)	$1,505	$408

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview and Basis of Presentation

Overview

Avago Technologies Limited, or the Company, we, our, or Avago, was organized under the laws of the Republic of Singapore in August 2005. We are the successor to the Semiconductor Products Group, or SPG, of Agilent Technologies, Inc., or Agilent. On December 1, 2005, we acquired substantially all of the assets of SPG from Agilent for $2.7 billion, or the SPG Acquisition.

We are a designer, developer and global supplier of analog semiconductor devices with a focus on III-V based products. We offer products in four primary target markets: wireless communications, wired infrastructure, industrial and automotive electronics, and consumer and computing peripherals. Applications for our products in these target markets include cellular phones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, renewable energy and smart power grid applications, factory automation, displays, optical mice and printers.

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

Out-of-period Adjustment.  During the year ended November 1, 2009, we recorded an accrual of $4 million for indirect taxes on certain prior years’ purchases and sales transactions. This accrual increased each of cost of products sold and research and development expenses for the fiscal year 2009 by $2 million and increased net loss for the period by $4 million. We determined that the impact of the adjustment was not material to prior periods or to the results for the second quarter of fiscal year 2009, and the adjustment was therefore recorded in the second quarter of fiscal year 2009 under Accounting Standard Codification, or ASC, 270 “Interim Reporting.”

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

We enter into development agreements with some of our customers and recognize revenue from these agreements upon completion and acceptance by the customer of contract deliverables or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts received prior to completion or delivery of services. Costs related to these arrangements are included in research and development expense. These revenues, which are included in net revenue, totaled $27 million, $31 million and $35 million in fiscal years 2008, 2009 and 2010, respectively.

Cash and cash equivalents.  We consider all highly liquid investment securities with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. We determine the appropriate classification of our cash and cash equivalents at the time of purchase. As of November 1, 2009 and October 31, 2010, $3 million and $2 million, respectively, of our cash and cash equivalents were restricted, primarily for collateral under certain of our letter of credit arrangements.

Deferred Compensation Plan.  Employee contributions under the deferred compensation plan (See Note 6. “Retirement Plans and Post-Retirement Benefits”) are maintained in a rabbi trust and are not readily available to us. Participants can direct the investment of their deferred compensation plan accounts in the same investments funds offered by the 401(k) plan. Although participants direct the investment of these funds, they are classified as trading securities and are included in other current assets. The corresponding liability related to the deferred compensation plan is recorded in other current liabilities. Unrealized gain (loss) in connection with these trading securities is recorded in other income (expense), net with an offset for the same amount recorded in compensation expense. We had deferred compensation plan assets of $2 million and $3 million at November 1, 2009 and October 31, 2010, respectively, which are included in other current assets. Unrealized gain (loss) associated with these trading securities was not material for fiscal years 2008, 2009 and 2010.

Trade accounts receivable, net.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. Accounts receivable are also recorded net of sales returns and distributor allowances. These amounts are recorded when it is both probable and estimable that discounts will be granted or products will be returned. Aggregate accounts receivable allowances at November 1, 2009 and October 31, 2010 were $13 million and $16 million, respectively.

Share-based compensation.  For share-based awards granted after November 1, 2006, we recognize compensation expense based on the estimated grant date fair value method required under the authoritative guidance using the Black-Scholes valuation model with a straight-line amortization method. Since the authoritative guidance requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for such awards has been reduced for estimated forfeitures. Authoritative guidance requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from the estimate. For outstanding share-based awards granted before November 1, 2006, we continue to account for any portion of such awards under the originally applied accounting principles, until such awards were modified subsequent to the adoption of the authoritative guidance.

For the years ended November 2, 2008, November 1, 2009 and October 31, 2010, we recorded $15 million, $12 million and $25 million, respectively, of compensation expense resulting from the application of the authoritative guidance. We recognize a benefit from share based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law.

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

On a quarterly basis, we monitor factors and changes in circumstances that could indicate carrying amounts of long-lived assets, including goodwill and intangible assets, may not be recoverable. Factors we consider important which could trigger an impairment review include (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and (iii) significant negative industry or economic trends. An impairment loss must be measured if the sum of the expected future cash flows (undiscounted and before interest) from the use and eventual disposition of the asset (or asset group) is less than the net book value of the asset (or asset group). The amount of the impairment loss will generally be measured as the difference between the net book value of the asset (or asset group) and their estimated fair value. We perform an annual impairment review of goodwill during the fourth fiscal quarter of each year, or more frequently if we believe indicators of impairment exist. No impairment of goodwill resulted from our most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal year 2010. No impairment of goodwill resulted in any of the periods presented.

Advertising.  Business specific advertising costs are expensed as incurred and amounted to $3 million, $2 million and $4 million for the years ended November 2, 2008, November 1, 2009 and October 31, 2010, respectively.

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

We account for uncertainty in income taxes in accordance with ASC 740 “Income Taxes,” or ASC 740, which was issued in July 2006 and clarifies the accounting for uncertainty in income taxes. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. This guidance also provides provisions on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 (with regard to uncertain tax positions) is effective for fiscal years beginning after December 15, 2006 and as a result, was effective for us on November 1, 2007. See Note 11. “Income Taxes” for additional information.

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

We sell our products through our direct sales force and distributors. One customer accounted for 11% of our net accounts receivable balance at November 1, 2009. No customer accounted for 10% or more of our net accounts receivable balance at October 31, 2010.

For the year ended November 2, 2008, one customer represented 11% of net revenue. For the years ended November 1, 2009 and October 31, 2010, no customer represented 10% or more of net revenue.

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

Investments.  Our minority investments in privately held companies are accounted for using the cost method and evaluated for impairment quarterly. Such analysis requires significant judgment to identify events or circumstances that would likely have a significant other than temporary adverse effect on the carrying value of the investment. At November 1, 2009 and October 31, 2010, we had $1 million and $3 million of carrying value cost method investment, which was included in other long-term assets.

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

Net income (loss) per share.  Basic net income (loss) per share is computed by dividing net income (loss) — the numerator — by the weighted average number of shares outstanding — the denominator — during the period excluding the dilutive effect of options and other employee plans. Diluted net income (loss) per share gives effect to all potentially dilutive ordinary share equivalents outstanding during the period. In computing diluted net income (loss) per share under the treasury stock method, the average share price for the period is used in determining the number of shares assumed to be purchased from the proceeds of option exercises.

Diluted net income per share for fiscal years 2008 and 2010 both excluded the potentially dilutive effect of weighted average options to purchase 5 million ordinary shares, as their effect was antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in millions, except per share data):

	Year Ended
	November 2,	November 1,	October 31,
	2008	2009	2010

Net income (Numerator):
Income from continuing operations	$57	$(44)	$415
Income from and gain on discontinued operations, net of income taxes	26	—	—

Net income (loss)	$83	$(44)	$415

Shares (Denominator):
Basic weighted average ordinary shares outstanding	214	219	238
Add: Incremental shares for:
Dilutive effect of share options	5	—	8

Shares used in diluted computation	219	219	246

Net income (loss) per share:
Basic:
Income from continuing operations	$0.27	$(0.20)	$1.74
Income from and gain on discontinued operations, net of income taxes	$0.12	$—	$—

Net income (loss)	$0.39	$(0.20)	$1.74

Diluted:
Income from continuing operations	$0.26	$(0.20)	$1.69
Income from and gain on discontinued operations, net of income taxes	$0.12	$—	$—

Net income (loss)	$0.38	$(0.20)	$1.69

Foreign currency remeasurement.  We operate in a U.S. dollar functional currency environment. As such, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non-monetary items such as inventory and property, plant and equipment, which are remeasured at historical exchange rates. Net income (loss) for fiscal years 2008, 2009 and 2010 included net foreign currency losses of $6 million, $3 million and $4 million, respectively.

Capitalized software development costs.  We capitalize eligible costs related to the application development phase of software developed internally or obtained for internal use in accordance with ASC 350 “Intangibles-Goodwill and Others,” or ASC 350. The capitalization of software development costs during the years ended

November 2, 2008, November 1, 2009 and October 31, 2010 was not material. We begin amortizing the costs associated with software developed for internal use at the time the software is ready for its intended use over its estimated useful life of three to five years.

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

The following table summarizes the changes in accrued warranty (in millions):

Balance as of November 2, 2008 — included in other current liabilities	$1
Charged to cost of products sold	8
Utilized	(2)

Balance as of November 1, 2009 — included in other current liabilities	$7
Charged to cost of products sold	12
Warranty accrual assumed during the period in connection with an acquisition	1
Utilized	(3)

Balance as of October 31, 2010 — included in other current liabilities	$17

During the years ended November 1, 2009 and October 31, 2010, we recorded warranty related charges of $5 million and $11 million, respectively, based on two specific quality issues. See Note 17. “Commitments and Contingencies” for further details.

Accumulated other comprehensive income (loss).  Accumulated other comprehensive income (loss) includes certain transactions that have generally been reported in the consolidated statements of shareholders’ equity and comprehensive income (loss). The components of accumulated other comprehensive income (loss) at November 2, 2008, November 1, 2009 and October 31, 2010 consisted of net unrecognized prior service credit and actuarial gain (loss) on defined benefit pension plans and post-retirement medical benefit plans and unrealized gain (loss) on derivative instruments.

Recently Adopted Accounting Guidance

In fiscal year 2010, we adopted the guidance issued by the Financial Accounting Standards Board, or FASB, on fair value measurements and disclosures. The guidance requires new disclosures about transfers in and out of Levels 1 and 2 fair value measurements, fair value measurements disclosures for each class of assets and liabilities, and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. Other than requiring additional disclosures in our financial statements, the adoption of this guidance did not have a significant impact on our results of operations and financial position.

In fiscal year 2010, we adopted the guidance issued by the FASB that amends the disclosure requirements relating to subsequent events. The amendment includes definition of an SEC filer, requires an SEC filer to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance. The adoption of this guidance did not have a material impact on our results of operations, financial position and financial statement disclosures.

In fiscal year 2010, we adopted the guidance issued by the FASB on business combinations, which significantly changes current practices regarding business combinations. Among the more significant changes, the guidance expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. The adoption of this guidance changes our accounting treatment for business combinations on a prospective basis and the nature and magnitude of the specific impact depends upon the nature, terms and size of the acquisitions consummated after the date of our adoption of this guidance. See Note 3.“Acquisitions and Investments,” for additional information.

In fiscal year 2010, we adopted the guidance issued by the FASB on accounting for noncontrolling interests in consolidated financial statements. This guidance changes the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. The adoption of this guidance did not have any impact on our results of operations and financial position.

In fiscal year 2010, we adopted the guidance issued by the FASB for determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under authoritative accounting guidance for goodwill and other intangible assets. Any future transactions involving intangible assets may be affected by this guidance. See Note 5. “Goodwill and Intangible Assets,” for additional information.

During fiscal year 2010, we adopted new guidance issued by the FASB that specifies the way in which fair value measurements should be made for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis, and specifies additional disclosures related to these fair value measurements. The adoption of this new guidance did not have a significant impact on our results of operations and financial position.

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. Additional disclosures include (a) the major categories of plan assets, (b) the inputs and valuation techniques used to measure the fair value of plan assets, (c) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and (d) the significant concentrations of risk within plan assets. This guidance does not change the accounting treatment for postretirement benefit plans. We adopted this guidance in fiscal year 2010. The adoption of this guidance changed our disclosure about pension plans beginning with this Annual Report on Form 10-K for fiscal year 2010. See Note 6. “Retirement Plans and Post-Retirement Benefits.”

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

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements (see Note 8. “Fair Value Measurements” for further discussion of fair value measurements). This guidance will be effective for our fiscal year ending October 28, 2012, and its interim periods. Other than requiring additional disclosures in our financial statements, we believe the adoption of this guidance will not have a significant impact on our results of operations and financial position.

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

3.	Acquisitions and Investments

Acquisitions

During fiscal year 2008, we completed the acquisition of a privately-held manufacturer of motion control encoders for $29 million (net of cash acquired of $2 million) plus $9 million repayment of existing debt. The purchase price was allocated to the acquired net assets based on estimates of fair values as follows: total assets of $51 million, including intangible assets of $11 million, goodwill of $27 million, and total liabilities of $11 million (which includes a $2 million loan secured by land and building in Italy). The intangible assets are being amortized over their useful lives ranging from 1 to 7 years.

In fiscal year 2008, we completed the acquisition of a privately-held developer of low-power wireless devices for $6 million. The purchase consideration of $6 million was allocated to the acquired net assets based on estimated fair values as follows: total assets of $7 million (primarily goodwill), and total liabilities of $1 million. In connection with the acquisition, we agreed to pay up to $3 million in cash contingent upon the achievement of certain development, product, or other milestones, and upon the continued employment with the Company of certain employees of the acquired entity. During each of the years ended November 2, 2008 and November 1, 2009, we recognized $1 million in compensation expense, related to the continued employment of certain employees of the acquired entities. We recognized less than $1 million cash contingent payment to the founders of the acquired entity upon the achievement of the first milestone as a purchase price adjustment during the year ended November 2, 2008. During the year ended November 1, 2009, we paid less than $1 million in cash to shareholders of one of the acquired entities, based on the achievement of certain defined milestones, which was recorded to goodwill as additional purchase consideration.

In fiscal year 2008, we acquired the Bulk Acoustic Wave Filter, or BAW, business of Infineon Technologies AG for $32 million in cash. The purchase price was allocated to the acquired net assets based on estimated fair values as follows: total assets of $33 million, including intangible assets of $12 million and goodwill of $13 million, and total liabilities of $1 million. The intangible assets are being amortized over their useful lives ranging from 8 to 15 years. In addition, during the first quarter of fiscal year 2009, we recorded less than $1 million of additional transaction costs to goodwill related to the BAW acquisition.

During fiscal year 2009, we completed the acquisition of a manufacturer of motion control encoders from a Japan-based company for $7 million in cash, net of cash acquired. The purchase price was allocated to the acquired net assets based on estimates of fair values as follows: total assets of $11 million, including intangible assets of $4 million, goodwill of $1 million and total liabilities of $4 million. The intangible assets are being amortized over their useful lives ranging from 17 to 25 years.

During fiscal year 2010, we acquired certain assets and assumed certain liabilities of a China-based company engaged in the manufacturing of motion control encoder products for $8 million in cash. We have adopted the new authoritative guidance on business combinations during the first quarter of fiscal year 2010, and the acquisition was accounted for in accordance with this guidance. The purchase price was allocated to the acquired net assets based on estimates of fair values as follows: total assets of $11 million, including intangible assets of $5 million, goodwill of $1 million, and total liabilities of $3 million. The intangible assets are being amortized over their useful lives ranging from 9 to 25 years.

The consolidated financial statements include the results of operations of the acquired companies commencing on their respective acquisition dates. Pro forma results of operations for the acquisitions completed in the fiscal years ended November 2, 2008, November 1, 2009 and October 31, 2010 have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to our consolidated financial statements.

Investments

We record at cost non-marketable investments where we do not have the ability to exercise significant influence or control and periodically review them for impairment. During the fiscal year 2008, we made an investment of $2 million in a privately-held company. This investment is accounted for under the cost method and is included on the balance sheet in other long-term assets. This investment was impaired during the year ended November 1, 2009.

During fiscal year 2010, we made another investment of $2 million in a privately-held company. The investment is accounted for under the cost method and is included on the balance sheet in other long-term assets.

4.	Balance Sheet Components

Inventory

Inventory consists of the following (in millions):

	November 1,	October 31,
	2009	2010

Finished goods	$70	$61
Work-in-process	70	96
Raw materials	22	32

Total inventory	$162	$189

During the fiscal year ended October 31, 2010, we recorded write-downs to inventories of $15 million, associated with reduced demand assumptions, compared to write-downs to inventories of $23 million recorded during the fiscal year ended November 1, 2009.

Other Current Assets

Other current assets consist of the following (in millions):

	November 1,	October 31,
	2009	2010

Prepayments	$17	$13
Deferred income tax assets	10	18
Non-U.S. transaction tax receivable	5	5
Other	12	16

Total other current assets	$44	$52

Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in millions):

	November 1,	October 31,
	2009	2010

Land	$11	$11
Buildings and leasehold improvements	128	130
Machinery and equipment	419	499

Total property, plant and equipment	558	640
Accumulated depreciation and amortization	(294)	(359)

Total property, plant and equipment, net	$264	$281

Depreciation expense was $74 million, $81 million and $80 million, for the years ended November 2, 2008, November 1, 2009 and October 31, 2010, respectively.

At November 1, 2009 and October 31, 2010, machinery and equipment included $41 million and $50 million of software costs, respectively, and accumulated amortization included $29 million and $36 million, respectively.

At November 1, 2009 and October 31, 2010, we had $11 million and $14 million of gross carrying amount of assets under capital leases, respectively, and accumulated amortization of $6 million and $8 million, respectively.

At November 1, 2009, property, plant and equipment held for sale with the gross carrying amount of $1 million and accumulated depreciation of less than $1 million were included in property, plant and equipment. At October 31, 2010, no property, plant and equipment was held for sale.

Other Current Liabilities

Other current liabilities consist of the following (in millions):

	November 1,	October 31,
	2009	2010

Income and other taxes payable	$1	$6
Deferred revenue	5	7
Supplier liabilities	3	3
Restructuring charges	3	—
Warranty	7	17
Other	14	8

Total other current liabilities	$33	$41

5.	Goodwill and Intangible Assets

Goodwill

The following table summarizes changes in goodwill (in millions):

Balance as of November 2, 2008	$169
2009 acquisitions (Note 3. “Acquisitions and Investments”)	2

Balance as of November 1, 2009	171
2010 acquisitions (Note 3. “Acquisitions and Investments”)	1

Balance as of October 31, 2010	$172

Intangible Assets

Amortizable purchased intangibles consist of the following (in millions):

	Gross Carrying	Accumulated
	Amount	Amortization	Net Book Value

As of November 1, 2009:
Purchased technology	$727	$(231)	$496
Customer and distributor relationships	249	(99)	150
Other	3	(2)	1

Total	$979	$(332)	$647

As of October 31, 2010
Purchased technology	$727	$(290)	$437
Customer and distributor relationships	254	(120)	134
Other	4	(2)	2

Total	$985	$(412)	$573

The following table presents the amortization of purchased intangible assets (in millions):

	Year Ended
	November 2,	November 1,	October 31,
	2008	2009	2010

Cost of products sold	$57	$58	$58
Operating expenses	28	21	21

Total	$85	$79	$79

During the year ended November 2, 2008, we recorded $11 million and $12 million of intangible assets with weighted average amortization period of 7 years and 12 years, respectively, in connection with acquisitions in 2008. During the same period, we also acquired $6 million of intangible assets from a third-party with weighted-average amortization period of 18 years. During the fiscal year ended November 1, 2009, we recorded $4 million in intangible assets with weighted average amortization period of 19 years in conjunction with an acquisition. During the same period, we also acquired $1 million of intangible assets from a third-party with weighted average amortization period of 17 years. During the fiscal year ended October 31, 2010, we recorded $5 million of intangible assets with weighted average amortization period of 11 years in conjunction with an acquisition completed during fiscal year 2010. See Note 3. “Acquisitions and Investments.”

Based on the amount of intangible assets subject to amortization at October 31, 2010, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount

2011	$77
2012	77
2013	77
2014	77
2015	76
Thereafter	189

$573

The weighted average amortization periods remaining by intangible asset category at October 31, 2010 were as follows (in years):

	November 1,	October 31,
	2009	2010

Amortizable intangible assets:
Purchased technology	10	9
Customer and distributor relationships	8	8
Other	25	22

6.	Retirement Plans and Post-Retirement Benefits

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

The net pension plan costs of our non-U.S defined benefit plans for the years ended November 2, 2008, November 1, 2009 and October 31, 2010 were $3 million, $2 million and $3 million, respectively. The net pension plan costs for the year ended November 1, 2009 is net of $1 million of curtailment gain, related to our restructuring activities. See Note 10. “Restructuring Charges.” The net pension plan costs of our post-retirement medical plan for the years ended November 2, 2008, November 1, 2009 and October 31, 2010 were $1 million each.

For the year ended November 2, 2008, we recognized $3 million in accumulated other comprehensive income (net of tax of $1 million), related to our non U.S. defined benefit plans, which consists of unrealized net actuarial gains, of which we recognized less than $1 million as components of net periodic benefit costs over fiscal year ended November 1, 2009. We also recognized $2 million in accumulated other comprehensive income (net of tax of $1 million) for the year ended November 2, 2008, related to our U.S. post-retirement benefit plans, which consists of unrealized net actuarial gains, of which we recognized $1 million as components of net periodic benefit costs over fiscal year 2009. During the year ended November 1, 2009, we recognized $6 million of unrealized net actuarial losses in accumulated other comprehensive income (net of tax of $1 million), related to our U.S. post-retirement benefit plans. During the year ended October 31, 2010, we recognized $1 million of unrealized net actuarial losses in accumulated other comprehensive loss (net of tax of $1 million), related to our U.S. post-retirement medical plans. Of the unrealized prior service cost included in accumulated other comprehensive loss, related to our U.S. post-retirement medical plans, we expect to recognize less than $1 million in fiscal year 2011. For the year ended October 31, 2010, we recognized $6 million of unrealized net actuarial losses in accumulated other comprehensive loss (net of tax of $1 million), related to our non U.S. defined benefit plans. Of the unrealized net actuarial losses included in accumulated other comprehensive loss, related to our non U.S. defined benefit plans, we expect to recognize less than $1 million in fiscal year 2011. Other long-term assets include deferred tax assets relating to pension liabilities and post-retirement medical benefit plan liabilities.

Funded Status.  The funded status of the U.S. post-retirement medical benefit plans and non-U.S. defined benefit plans was as follows (in millions):

	Non-U.S. Defined Benefit Plans		U.S. Post Retirement Medical Plans
	November 1,	October 31,	November 1,	October 31,
	2009	2010	2009	2010

Change in plan assets:
Fair value — beginning of period	$11	$13	$—	$—
Employer contributions	3	—	—	—
Payments from plan assets	(1)	—	—	—

Fair value of plan assets — end of period	$13	$13	$—	$—

Change in benefit obligation:
Benefit obligation — beginning of period	$19	$21	$14	$21
Service cost	2	2	—	1
Interest cost	1	1	1	1
Actuarial loss	—	7	6	2
Curtailment gain	(1)	—	—	—

Benefit obligation — end of period	$21	$31	$21	$25

Net accrued costs:
Plan assets less than benefit obligation	$(8)	$(18)	$(21)	$(25)
Unrecognized net actuarial loss and prior service cost	4	7	3	2
Accumulated other comprehensive loss	(4)	(7)	(3)	(2)

	$(8)	$(18)	$(21)	$(25)

Amounts recognized in the consolidated balance sheets were as follows (in millions):

	Non-U.S. Defined Benefit Plans		U.S. Post Retirement Medical Plans
	November 1,	October 31,	November 1,	October 31,
	2009	2010	2009	2010

Other current liabilities	$1	$—	$1	$1
Other long-term liabilities	$7	$18	$20	$24
Accumulated other comprehensive income (loss) net of taxes	$3	$(3)	$1	$(1)

As of November 1, 2009 and October 31, 2010, the amounts of the obligations for our non-U.S. defined benefit plans were as follows (in millions):

	Non-U.S. Defined Benefit Plans
	November 1,	October 31,
	2009	2010

Aggregate projected benefit obligation (“PBO”)	$21	$31
Aggregate accumulated benefit obligation (“ABO”)	$18	$25

We currently expect to make contributions of less than $1 million and $1 million, respectively, to our non-U.S. defined benefit plans and U.S. post-retirement medical benefit plans in fiscal year 2011. It is expected that as of October 31, 2010 various benefit plans will make payments over the next ten fiscal years as follows (in millions):

	Non-U.S.	U.S. Post
	Defined	Retirement
	Benefit Plans	Medical Plans

2011	$—	$1
2012	1	1
2013	1	1
2014	1	1
2015	1	1
2016-2020	8	10

Our non-U.S. defined benefit pension plans weighted average asset allocations by category were:

	Non-U.S. Defined Benefit Plans
	November 1,		October 31,
	2009		2010
	Actual	Target	Actual	Target

Fixed income	0%	0%	96%	96%
Time deposits	90	90	—	—
Other	10	10	4	4

Total	100%	100%	100%	100%

Investment Policy.  Plan assets of the funded defined benefit pension plans are invested in funds held by third-party fund managers or are deposited into government-managed accounts in which we are not actively involved with and have no control over investment strategy. The plan assets held by third-parties consist primarily of fixed income funds and cash. The fund manager monitors the fund’s asset allocation within the guidelines established by the plan’s Investment Committee. In line with plan investment objectives and consultation with our management, the Investment Committee set an allocation benchmark among equity, bond and other assets based on the relative weighting of overall international market indices. The overall investment objectives of the plan are 1) the acquisition of suitable assets of appropriate liquidity which will generate income and capital growth to meet current and future plan benefits, 2) to limit the risk of the assets failing to meet the long term liabilities of the plan and 3) to minimize the long term costs of the plan by maximizing the return on the assets. Performance is regularly evaluated by the Investment Committee and is based on actual returns achieved by the fund manager relative to its benchmark.

Fair Value Measurement of Plan Assets  The following table presents the fair value of plan assets by major categories using the same three-level hierarchy described in Note 8. “Fair Value” (in millions):

	Fair Value Measurement as of
	October 31, 2010 Using
	Quoted Prices in
	Active Market for	Significant Other
	Identical Assets	Observable Inputs
	(Level 1)	(Level 2)

Assets:
Fixed income	$12	$—
Other	—	1
	—	—

Total assets	$12	$1

Fixed income assets consist primarily of funds that invest in Euro-denominated government bonds. These government bonds are valued at quoted prices reported in the active market.

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

	Assumptions for Benefit Obligation		Assumptions for Expense
	as of		Year Ended
	November 1,	October 31,	November 2,	November 1,	October 31,
	2009	2010	2008	2009	2010

Non-U.S. Defined Benefit Plans:
Discount rate	2.00%-6.50%	1.50%-5.00%	2.25%-5.25%	2.25%-6.50%	2.00%-6.50%
Average increase in compensation levels	2.50%-5.00%	2.50%-5.00%	3.00%-5.00%	2.50%-5.00%	2.50%-5.00%
Expected long-term return on assets	1.50%-5.25%	1.50%-4.00%	2.75%-5.60%	3.00%-5.25%	1.50%-5.25%

	Assumptions for Benefit Obligation		Assumptions for Expense
	as of		Year Ended
	November 1,	October 31,	November 2,	November 1,	October 31,
	2009	2010	2008	2009	2010

U.S. Post-Retirement Medical Plan:
Discount rate	5.50%	5.00%	6.00%	8.50%	5.50%
Current medical cost trend rate	9.00%	9.00%	9.00%	9.00%	9.00%
Ultimate medical cost trend rate	5.00%	4.50%	5.00%	5.00%	5.00%
Medical cost trend rate decreases to ultimate trend rate in year	2019	2025	2012	2013	2019

Changes in the assumed healthcare trend rates could have a significant effect on the amounts reported for the post-retirement medical plans. A one percentage point change in the assumed health care cost trend rates for the year ended October 31, 2010 would have the following effects:

	1% Increase	1% Decrease

Effect on U.S. Post-Retirement benefit obligation (in millions)	$2	$(2)
Percentage effect on U.S. Post-Retirement benefit obligation	9.4%	(7.8)%

A one percentage point increase or decrease in our healthcare cost trend rates would have increased or decreased the service and interest cost components of the net periodic benefit cost by less than $1 million.

7.	Senior Credit Facility and Borrowings

Our senior credit facility and borrowings as of November 1, 2009 and October 31, 2010 consist of the following (in millions):

	November 1,	October 31,
	2009	2010

Notes:
10 1/8% senior notes due 2013	$318	$—
Senior floating rate notes due 2013	46	—
11 7/8% senior subordinated notes due 2015	230	230

	594	230
Less: Current portion of long-term debt	364	230

Long-term debt	$230	$—

Senior Credit Facility

In connection with the SPG Acquisition, we entered into a senior credit agreement with a syndicate of financial institutions. The senior secured credit facilities initially consisted of (i) a seven-year $725 million term loan facility and (ii) a six-year, $250 million revolving credit facility for general corporate purposes. As of October 31, 2006, the term loan facility had been permanently repaid in full and may not be redrawn. The revolving credit facility was increased to $375 million in the fourth quarter of fiscal year 2007. During fiscal year 2008, our revolving credit facility was impacted by the bankruptcy of Lehman Brothers Holdings Inc., or Lehman. As a result of the bankruptcy, we could no longer utilize Lehman’s credit commitment of $60 million, thus reducing total availability under our revolving credit facility to $315 million. In July 2009, Lehman assigned $35 million of its credit commitment to Barclays Bank PLC, which resulted in total availability under our revolving credit facility increasing to $350 million.

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

Interest Rate and Fees:  Borrowings under the senior credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the United States prime rate and (2) the federal funds rate plus 0.5% (or an equivalent base rate for loans originating outside the United States, to the extent available) or (b) a LIBOR rate (or the equivalent thereof in the relevant jurisdiction)

determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. At November 1, 2009, the lender’s base rate was 3.25% and the one-month LIBOR rate was 0.24%. The applicable margin for borrowings under the revolving credit facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings. At October 31, 2010, the lender’s base rate was 3.25% and the one-month LIBOR rate was 0.25%.

We are required to pay a commitment fee to the lenders under the revolving credit facility with respect to any unutilized commitments thereunder. At November 1, 2009 and October 31, 2010, the commitment fee on the revolving credit facility was 0.375% per annum. We must also pay customary letter of credit fees. The commitment fee is expensed as additional interest expense.

Maturity:  Principal amounts outstanding under the revolving credit facility are due and payable in full on December 1, 2011. As of November 1, 2009 and October 31, 2010, we had no borrowings outstanding under the revolving credit facility, although we had $17 million and $11 million, respectively, of letters of credit outstanding under the facility, which reduce the amount available on a dollar-for-dollar basis.

Certain Covenants and Events of Default:  The senior credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our and our subsidiaries’ ability to:

•	incur additional debt or issue shares;

•	create liens on assets;

•	enter into sale-leaseback transactions;

•	engage in mergers or consolidations;

•	transfer or sell assets;

•	pay dividends and distributions, repurchase our capital stock or make other restricted payments;

•	make investments, loans or advances;

•	make capital expenditures;

•	repay subordinated indebtedness;

•	make certain acquisitions;

•	amend material agreements governing our subordinated indebtedness;

•	change our lines of business; and

•	change the status of our direct wholly owned subsidiary, Avago Technologies Holdings Pte. Ltd., as a passive holding company.

All obligations under the senior credit facility, and the guarantees of those obligations, are secured by substantially all of our assets and that of each guarantor subsidiary, subject to certain exceptions.

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

Interest is payable on the senior fixed rate notes and the senior subordinated notes on a semi-annual basis at a fixed rate of 10.125% and 11.875%, respectively, per annum. Interest is payable on the senior floating rate notes on a quarterly basis at a rate of three-month LIBOR plus 5.5%. The rate for the senior floating rate notes was 5.85% at November 2, 2009.

We were permitted to redeem all or any part of the senior fixed rate notes at any time prior to December 1, 2009 at a redemption price equal to 100% of the principal amount of the notes redeemed plus a defined premium and accrued but unpaid interest through the redemption date. We were permitted to redeem the senior floating rate notes on or after December 1, 2007 and the senior fixed rate notes on or after December 1, 2009 at fixed redemption prices set forth in the indenture governing the senior notes plus accrued but unpaid interest through the redemption date. We repurchased or redeemed all of our remaining outstanding senior notes during fiscal years 2009 and 2010. See “Debt Repayments” below for additional information.

We were permitted to redeem all or any part of the senior subordinated notes (i) at any time prior to December 1, 2010 at a redemption price equal to 100% of the principal amount of the notes redeemed plus a defined premium and accrued but unpaid interest through the redemption date, and (ii) on or after December 1, 2010 at fixed redemption prices set forth in the indenture governing the senior subordinated notes plus accrued but unpaid interest through the redemption date. We redeemed all of the remaining outstanding senior subordinated notes on December 1, 2010. See Note 18. “Subsequent Events,” for additional information.

The senior notes were unsecured and effectively subordinated to all of our existing and future secured debt (including obligations under our senior credit agreement), to the extent of the value of the assets securing such debt. The senior subordinated notes were unsecured and subordinated to all of our existing and future senior indebtedness, including our senior credit agreement and the senior notes.

Certain of our subsidiaries guaranteed the obligations under the senior credit agreement, and previously guaranteed the obligations under the senior notes on a senior unsecured basis, and the obligations under the senior subordinated notes on a senior subordinated unsecured basis.

The indentures governing our outstanding notes limited our and our subsidiaries’ ability to:

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

Subject to certain exceptions, the indentures governing our outstanding notes permitted us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. In addition, the indentures contained customary events of default provisions, including a cross-default provision triggered by certain events of default under our senior credit agreement.

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

During fiscal year 2010, we redeemed $318 million in principal amount of senior fixed rate notes and $46 million in principal amount of the senior floating rate notes. We redeemed the senior fixed rate notes and senior floating rate notes at 5.063% premium of the principal amount and no premium, respectively, plus accrued interest, resulting in a loss on extinguishment of debt of $24 million, which consisted of $16 million premium and an $8 million write-off of debt issuance costs and other related expenses.

Debt Issuance Costs

Unamortized debt issuance costs associated with the notes and the secured senior credit facility were $16 million and $6 million at November 1, 2009 and October 31, 2010, respectively, and are included in other current assets and other long-term assets on the balance sheet. For the fiscal year 2010, we reclassified $5 million unamortized debt issuance costs related to the senior subordinated notes from long-term to short-term assets associated with the irrevocable announcement to redeem our remaining $230 million aggregate principal outstanding of senior subordinated notes. Refer to Note 18. “Subsequent Events,” for more information. Amortization of debt issuance costs is classified as interest expense in the consolidated statement of operations.

8.	Fair Value

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

The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:

Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include money market funds, time deposits and investment funds — deferred compensation plan assets. We measure money market funds and investment funds at quoted market price as they are traded in an active market with sufficient volume and frequency of transactions. Time deposits are highly liquid with maturities of ninety days or less. Due to their short-term maturities, we have determined that the fair value of time deposits should be at face value.

Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a

Level 2 input must be observable for substantially the full term of the asset or liability. We did not have any Level 2 assets or liability activities during the year ended October 31, 2010.

Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any market activity for the asset or liability at the measurement date. Level 3 assets and liabilities include cost method investments, goodwill, amortizable intangible assets, and property, plant and equipment, which are measured at fair value using a discounted cash flow approach when they are impaired. We did not have any Level 3 asset or liability activities during the year ended October 31, 2010.

Assets Measured at Fair Value on a Recurring Basis

The table below sets forth by level our financial assets that were accounted for at fair value as of October 31, 2010. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions):

	October 31, 2010
		Fair Value
		Measurement
		Using Quoted
	Portion of	Prices in Active
	Carrying	Market for
	Value Measured at	Identical Assets
	Fair Value	(Level 1) as of

Money Market Funds(1)	$100	$100
Time deposits(1)	317	317
Investment Funds — Deferred Compensation Plan Assets(2)	3	3

Total assets measured at fair value	$420	$420

(1)	Included in cash and cash equivalents in our consolidated balance sheet

(2)	Included in other current assets in our consolidated balance sheet

During the year ended October 31, 2010, there were no material transfers between Level 1 and Level 2 fair value instruments.

Assets Measured at Fair Value on a Nonrecurring Basis

There were no non-financial assets or liabilities measured at fair value as of October 31, 2010.

Fair Value of Other Financial Instruments

The following table presents the carrying amounts and fair values of financial instruments as of November 1, 2009 and October 31, 2010 (in millions):

	November 1, 2009		October 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Variable rate debt	$46	$45	$—	$—
Fixed rate debt	548	586	230	247

The fair values of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments. The fair value of our long-term and current portion of long-term debt is based on quoted market rates. See Note 7. “Senior Credit Facility and Borrowings.”

9.	Shareholders’ Equity

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

On January 27, 2010, our registration statement filed with the SEC in connection with the public offering and sale by certain shareholders of the Company of an aggregate of 25,000,000 of the Company’s ordinary shares, or the January Offering, was declared effective. The January Offering closed on February 2, 2010, and 25,000,000 shares were sold to the public at a price per share of $17.41 including a $0.41 per share discount to the underwriters. We did not receive any proceeds from the sale of shares sold in the January Offering other than proceeds from options exercised by certain shareholders in connection with the sale of shares by them in the January Offering. On February 23, 2010, the underwriters exercised their option in full to purchase from certain selling shareholders up to an additional 3,750,000 ordinary shares to cover over-allotments, which transaction closed on February 26, 2010.

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

Ordinary and Redeemable Convertible Preference Shares

During fiscal year 2008, we repurchased a total of 471,000 ordinary shares from terminated employees for $4 million cash and issued 28,509 ordinary shares for less than $1 million. During fiscal year 2009, in connection with our IPO, we issued 21,500,000 ordinary shares for $300 million, net of $19 million in underwriters’ discounts and commissions and $4 million in offering costs. We also repurchased 807,800 ordinary shares from terminated employees for $6 million cash.

At November 2, 2008, 3,056,029 ordinary shares issued to employees, respectively, are considered temporary equity under the provisions of SEC Accounting Series Release No. 268, “Presentation in Financial Statements of ’Redeemable Preferred Stocks’,” due to having a contingent cash-settlement feature upon the death or disability of the shareholder for a period of five years from the issuance of such shares. As such, approximately $12 million recognized in ordinary shares should be considered temporary equity of the Company at November 2, 2008. By operation of Singapore law, as a result of the completion of our IPO we are no longer permitted to repurchase our shares in selective off-market transactions and therefore the contingent cash-settlement feature upon the death or disability of a shareholder has ceased to apply; as such, no ordinary shares are considered to be temporary equity at November 1, 2009 and October 31, 2010.

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

Starting in the fourth quarter of fiscal year 2010, the Compensation Committee of our Board of Directors approved the grant of less than 100,000 restricted share units, or RSUs, to certain senior members of management. RSUs are restricted shares that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. These RSU awards are time based and expected to vest over four years. The fair value of the RSU awards is based on the closing market price of our common stock on the date of award. Compensation expense associated with these RSU awards was not material to fiscal year 2010 results.

A summary of option and restricted share award activity related to our equity incentive plans follows (in millions, except years and per share amounts):

	Awards Outstanding
				Weighted-
			Weighted-	Average
	Awards		Average	Remaining	Aggregate
	Available for	Number	Exercise Price	Contractual Life	Intrinsic
	Grant	Outstanding	per Share	(in years)	Value

Outstanding as of October 31, 2007	6	20	$6.07
Granted	(5)	5	$10.42
Cancelled	4	(4)	$6.10
Balance as of November 2, 2008	5	21	$7.03

Shares authorized under 2009 Plan	20
Granted	(7)	7	$12.56
Exercised	—	(2)	$4.86
Cancelled	2	(2)	$7.33

Balance as of November 1, 2009	20	24	$8.69
Granted	(5)	5	$19.52
Exercised	—	(4)	$6.46
Cancelled	2	(2)	$10.88

Balance as of October 31, 2010	17	23	$11.50	7.41	$307

Vested as of October 31, 2010		7	$7.37	5.99	$129
Vested and expected to vest as of October 31, 2010		22	$11.19	7.29	$290

The following table summarizes significant ranges of outstanding and exercisable awards as of October 31, 2010 (in millions, except years and per share amounts):

	Awards Outstanding
		Weighted-		Awards Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	Life (in years)	per Share	Exercisable	per Share

$0.00-5.00	6	5.07	$4.90	4	$4.93
5.01-10.00	3	8.00	$9.02	1	$8.28
10.01-15.00	8	7.48	$11.69	2	$10.94
15.01-20.00	2	9.10	$17.54	—	$17.02
20.01-25.00	4	9.74	$20.45	—	$—

Total	23	7.41	$11.50	7	$7.37

Employee Share Purchase Plan

In September 2010, we implemented the Avago Employee Share Purchase Plan, as amended and restated in June 2010, or ESPP. The ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and at a discounted purchase price, based on a six-month look-back period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the ESPP is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The ESPP will terminate on July 27, 2019 unless sooner terminated. The first offering period started in the fourth quarter of fiscal year 2010 and ends in the second quarter of fiscal year 2011, therefore, no shares had been issued under the ESPP as at October 31, 2010. All 8 million shares authorized to be issued under the ESPP remain available for issuance as of October 31, 2010. We recorded less than $1 million of compensation expense related to the ESPP during the fiscal year 2010.

Share-Based Compensation

For share-based awards granted after November 1, 2006, we recognize compensation expense based on the estimated grant date fair value method required under the authoritative guidance using Black-Scholes valuation model with a straight-line amortization method. Since the authoritative guidance requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for such awards has been reduced for estimated forfeitures. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. For outstanding share-based awards granted before November 1, 2006 and not modified thereafter, we continue to account for any portion of such awards under the originally applied accounting principles. As a result, performance-based awards granted before November 1, 2006 were subject to variable accounting until such options are vested, forfeited, modified or cancelled. Variable accounting requires us to value the variable options at the end of each accounting period based upon the then current fair value of the underlying ordinary shares. Accordingly, our share-based compensation was subject to significant fluctuation based on changes in the fair value of our ordinary shares.

On August 28, 2008, our Compensation Committee approved a change in the financial performance vesting targets applicable to options to purchase 3.8 million ordinary shares outstanding under our equity incentive plans, including 2.7 million options originally granted prior to the adoption of the authoritative guidance, impacting 43 employees. This change was accounted for as a modification under the authoritative guidance. As a result of this modification, all variable accounting on outstanding employee options ceased, and instead, pursuant to the authoritative guidance, we began recognizing unamortized intrinsic value of these modified options over the remaining service period.

On July 20, 2009, our Compensation Committee approved a change in the vesting schedules associated with performance-based options to purchase 2.3 million ordinary shares outstanding under our equity incentive plans. The Compensation Committee approved the amendment of performance-based options held by certain of our executive officers to provide that such options will no longer vest based on the attainment of performance targets but instead such options shall vest two years following the first date such portion could have vested had the performance goals for such portion been achieved, subject to the named executive officer’s continued service with us through such vesting date. The performance-based options held by other employees were amended to provide that any portion of such options that fail to vest based upon the attainment of a performance goal shall vest on the date two years following the first date such portion could have vested had such performance goal been attained, subject to the employee’s continued service with us through such vesting date. The Compensation Committee made these changes to performance-based options in light of our then current financial projections, which were lower than when the performance goals for such options were last determined, the uncertainty present in the then prevailing global economy and the importance of retaining key employees to continue in our employment following our IPO. This change has been accounted for as a modification under the authoritative guidance and as a result we expected to record approximately $19 million in additional share-based compensation expense, net of estimated forfeitures, over the remaining weighted average service period of 4 years.

The impact on our results for both employee and non-employee share-based compensation for the years ended November 2, 2008, November 1, 2009 and October 31, 2010 was as follows (in millions):

	Year Ended
	November 2,	November 1,	October 31,
	2008	2009	2010

Cost of products sold	$—	$—	$3
Research and development	3	4	8
Selling, general and administrative	12	8	14

Total share-based compensation expense	$15	$12	$25

The weighted-average assumptions utilized for our Black-Scholes valuation model for options and ESPP rights granted during the years ended November 2, 2008, November 1, 2009 and October 31, 2010 are as follows:

	Options			ESPP
	Year Ended			Year Ended
	November 2,	November 1,	October 31,	October 31,
	2008	2009	2010	2010

Risk-free interest rate	3.4%	2.3%	1.9%	0.2%
Dividend yield	0%	0%	0%	0%
Volatility	44%	52%	45%	42%
Expected term (in years)	6.5	5.7	5.0	0.5

The dividend yield of zero is based on the fact that we had not declared any cash dividends as of the respective option grant dates. Expected volatility is based on the combination of historical volatility of guideline publicly traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. For all options granted after August 2, 2009 and a portion of options granted before August 2, 2009, our computation of expected term was based on other data, such as the data of peer companies and company-specific attributes that we believe could affect employees’ exercise behavior. For the majority of options granted prior to August 2, 2009, we used the simplified method specified by the SEC’s Staff Accounting Bulletin No. 107 to determine the expected term of stock options.

Based on the above assumptions, the weighted-average fair values of the options granted under the share option plans for the years ended November 2, 2008, November 1, 2009 and October 31, 2010 was $5.08, $5.34 and $8.17, respectively.

Based on our historical experience of pre-vesting option cancellations, for fiscal years 2008, 2009 and 2010 we have assumed an annualized forfeiture rate of 15%, 12% and 8%, respectively, for our options. We will record additional expense if actual forfeitures are lower than we estimated, and will record a recovery of prior expense if actual forfeitures are higher than we estimated.

Total compensation cost of options granted but not yet vested as of October 31, 2010 was $86 million, which is expected to be recognized over the remaining weighted-average service period of 3 years.

During the second quarter of fiscal year 2009, we recorded $2 million as share-based compensation expense in connection with the employee separation agreement entered into with our former Chief Operating Officer. See Note 10. “Restructuring Charges.”

10.	Restructuring Charges

From time to time, the Company has initiated a series of restructuring activities intended to realign the Company’s global capacity and infrastructure with demand by its customers so as to optimize the operational efficiency, which activities include reducing excess workforce and capacity, and consolidating and relocating certain facilities to lower-cost regions.

The restructuring costs include employee severance, costs related to leased facilities and other costs associated with the early termination of certain contractual agreements due to facility closures.

In January 2009, we committed to a restructuring plan intended to realign our cost structure with the then prevailing macroeconomic business conditions. The plan eliminated approximately 230 positions or 6% of our global workforce and was substantially completed in the second quarter of fiscal year 2009. In the third quarter of fiscal year 2009, we announced a further reduction in our worldwide workforce of up to 200 employees. This plan was completed in the fourth quarter of fiscal year 2009. These employment terminations occurred in various geographies and functions worldwide. In connection with these plans, we recorded $26 million in one-time employee termination costs during the year ended November 1, 2009. As of October 31, 2010, this charge had been paid in full.

In January 2009, we committed to a plan to outsource certain manufacturing facilities in Germany. During the year ended November 1, 2009, we recorded $5 million of one-time employee termination costs and $1 million related to asset abandonment and other exit costs and approximately $1 million related to excess lease costs in connection with this plan. As of October 31, 2010, the one-time employee termination costs and. the excess lease costs had been paid in full.

During fiscal year 2009, we recorded and paid $1 million of one-time employee termination costs and recognized $2 million as share-based compensation expense in connection with the departure of our former Chief Operating Officer in January 2009.

As part of our efforts to realign our cost structure, we incurred approximately $3 million of one-time employee termination costs and $1 million of excess lease costs during fiscal year 2010.

The significant activity within and components of the restructuring charges during the years ended November 1, 2009 and October 31, 2010 are as follows (in millions):

	Employee	Asset
	Termination	Abandonment	Excess
	Costs	Costs	Lease	Total

Accrued restructuring as of November 2, 2008 — included in other current liabilities	$1	$—	$—	$1
Charges to cost of products sold	10	1	—	11
Charges to operating expenses	22	—	1	23
Non-cash portion	—	(1)	—	(1)
Cash payments	(31)	—	—	(31)

Accrued restructuring as of November 1, 2009 — included in other current liabilities	2	—	1	3
Charges to cost of products sold	1	—	—	1
Charges to operating expenses	2	—	1	3
Cash payments	(5)	—	(2)	(7)

Accrued restructuring as of October 31, 2010 — included in other current liabilities	$—	$—	$—	$—

11.	Income Taxes

Consequent to the incorporation of Avago in Singapore, domestic operations reflect the results of operations based in Singapore.

Components of Income Before Taxes from Continuing Operations

For financial reporting purposes, “Income (loss) from continuing operations before income taxes” included the following components (in millions):

	Year Ended
	November 2,	November 1,	October 31,
	2008	2009	2010

Domestic income (loss)	$26	$(92)	$323
Foreign income	34	56	83

Income (loss) from continuing operations before income taxes:	$60	$(36)	$406

Components of Provision for (Benefit from) Income Taxes

We have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2014 and 2025, subject in certain cases to potential extensions. For the fiscal years ended November 2, 2008, November 1, 2009 and October 31, 2010, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes and reduce net loss or increase net income from what it otherwise would have been in such year by $24 million, $17 million and $63 million, respectively, and increase diluted net income per share for the fiscal year ended November 2, 2008 by

$0.11 per share, and reduce diluted net loss per share for the fiscal year ended November 1, 2009 by $0.08, and increase diluted net income per share for the fiscal year ended October 31, 2010 by $0.26, respectively. The tax incentives that we have negotiated in other jurisdictions are also subject to our compliance with various operating and other conditions.

Significant components of the provision for (benefit from) income taxes from continuing operations are as follows (in millions):

	Year Ended
	November 2,	November 1,	October 31,
	2008	2009	2010

Current tax expense:
Domestic	$4	$3	$3
Foreign	8	6	16

	$12	$9	$19

Deferred tax expense (benefit)
Domestic	$—	$(1)	$1
Foreign	(9)	—	(29)

	$(9)	$(1)	$(28)

Total provision for (benefit from) income taxes	$3	$8	$(9)

We recorded an income tax benefit totaling $9 million for the year ended October 31, 2010 compared to an income tax expense of $8 million for the year ended November 1, 2009. The decrease is primarily attributable to the release of $29 million of deferred tax asset valuation allowances, mainly associated with the Company irrevocably calling our senior subordinated notes for redemption in October 2010, partially offset by a write-off of $6 million deferred tax assets resulting from the grant of a new tax incentive in Malaysia, and an increase in overall tax provision due to increase in worldwide income.

We continuously monitor the circumstances impacting the expected realization of our deferred tax assets. In the fourth quarter of the fiscal year of 2010, we adjusted our valuation allowance against the deferred tax assets in certain jurisdictions to properly reflect the net deferred tax assets that are more likely than not to be realized in the future. As a result, the adjustment reduced our valuation allowance and we recorded an income tax benefit of $29 million. For additional information about the income tax valuation allowance, please see the notes in “Summary of Deferred Income Taxes” below.

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

Rate Reconciliation

A reconciliation of the expected statutory tax rate (computed at the Company’s Singapore then prevailing statutory tax rate of 18% or 17%) to the actual tax rate on income from continuing operations is as follows:

	Year Ended
	November 2,	November 1,	October 31,
	2008	2009	2010

Expected statutory tax rate	18.0%	(17.0)%	17.0%
Foreign income taxed at different rates	1.9%	(1.8)%	0.8%
Advisory agreement termination fee & selling shareholder expenses	0.0%	27.2%	0.0%
Tax Holidays and Concessions	(0.1)%	9.3%	(12.8)%
Other, net	0.2%	(0.8)%	0.0%
Valuation Allowance	(15.0)%	6.7%	(7.1)%

Actual tax rate on income from continuing operations	5.0%	23.6%	(2.1)%

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

	November 1,	October 31,
	2009	2010

Deferred income tax assets:
Depreciation and amortization	$3	$—
Inventory	—	1
Trade accounts	2	2
Employee benefits	5	12
Share options	8	11
Net operating loss carryovers and credit carryovers	26	24
Other deferred income tax assets	6	4

Gross deferred income tax assets	$50	$54
Less valuation allowance	(32)	(4)

Deferred income tax assets	$18	$50

Deferred income tax liabilities
Depreciation and amortization	$4	$5
Other deferred income tax liabilities	1	—
Foreign earnings not permanently reinvested	1	2

Deferred income tax liabilities	$6	$7

Net deferred income tax asset	$12	$43

We continuously monitor the circumstances impacting the expected realization of our deferred tax assets. In the fourth quarter of the fiscal year of 2010, we adjusted our valuation allowance against the deferred tax assets in certain jurisdictions to properly reflect the net deferred tax assets that are more likely than not to be realized in the future. As a result, the adjustment reduced our valuation allowance by $29 million. We reduced the valuation allowance after determining that certain deferred tax assets in those jurisdictions are more likely than not to be realizable due to expectations of future taxable income, carryforward periods, and other available evidence.

The above net deferred income tax asset has been reflected in the accompanying balance sheets as follows (in millions):

	November 1,	October 31,
	2009	2010

Other current asset	$10	$18
Other current liability	(1)	(2)

Net current income tax asset	$9	$16

Other long-term asset	$8	$32
Other long-term liability	(5)	(5)

Net long-term income tax asset	$3	$27

As of October 31, 2010, we had Singapore net operating loss carryforwards of $15 million, U.S. net operating loss carryforwards of $46 million, and other foreign net operating loss carryforwards of $8 million. The Singapore net operating losses have no limitation on utilization. U.S. federal net operating loss carryforwards, if not utilized, will begin to expire in fiscal year 2027. The other foreign net operating losses expire in various fiscal years beginning 2015.

The US Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation or separate return loss year limitations. Any ownership changes, as defined, may restrict utilization of carryforwards.

As of October 31, 2010, we had unrecognized deferred tax assets of approximately $1 million attributable to excess tax deductions related to stock options, the benefit of which will be credited to equity when realized.

We consider all operating income of foreign subsidiaries not to be permanently reinvested outside Singapore. We have provided $2 million for foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, the cumulative amount of which is estimated to be $131 million and $119 million as of November 1, 2009 and October 31, 2010, respectively.

Uncertain Tax Positions

The gross unrecognized tax benefits increased by $3 million during fiscal year 2010, resulting in gross unrecognized tax benefit of $27 million as of October 31, 2010.

We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the other long-term liabilities line in the consolidated balance sheet. As of November 2, 2008, November 1, 2009 and October 31, 2010, the combined amount of cumulative accrued interest and penalties was approximately $3 million, $4 million and $5 million, respectively.

A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is summarized as follows (in millions):

	November 2,	November 1,	October 31,
	2008	2009	2010

Beginning of period	$20	$18	$24
Settlements and effective settlements with tax authorities and related remeasurements
Increases in balances related to tax positions taken during prior periods	2	2	1
Decreases in balances related to tax positions taken during prior periods	(7)	—	—
Increases in balances related to tax positions taken during current period	3	4	2

End of period	$18	$24	$27

A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of October 31, 2010, approximately $27 million of the unrecognized tax benefits would affect our effective tax rate. As of November 1, 2009, approximately $24 million of the unrecognized tax benefits would affect our effective tax rate.

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

12.	Interest Expense

Interest expense of $86 million, $77 million and $34 million for the years ended November 2, 2008, November 1, 2009 and October 31, 2010, respectively, consisted primarily of (i) interest expense of $82 million, $73 million and $32 million, respectively, with respect to the senior notes, senior subordinated notes, and previously outstanding debt under the senior secured credit facilities, all issued or incurred in connection with the SPG Acquisition, including commitment fees for expired credit facilities; and (ii) amortization of debt issuance costs of $4 million, $4 million and $2 million, respectively.

13.	Other Income (Expense), net

Other income (expense), net includes interest income, currency gains (losses) on balance sheet remeasurement and other miscellaneous items. The following table presents the detail of other income (expense), net (in millions):

	Year Ended
	November 2,	November 1,	October 31,
	2008	2009	2010

Other income	$—	$2	$3
Interest income	4	1	1
Other expense	(8)	(2)	(6)

Other income (expense), net	$(4)	$1	$(2)

14.	Discontinued Operations

Printer ASICs Business

In fiscal year 2006, we sold our Printer ASICs Business to Marvell Technology Group Ltd. for net proceeds of $245 million in cash plus potential earn-out payments of up to $35 million. We received $25 million as an earn-out payment in fiscal year 2008 from Marvell and recorded these amounts as gains on discontinued operations.

Image Sensor Operations

In November 2006, we entered into a definitive agreement to sell our Image Sensor operations to Micron Technology, Inc. for $53 million. Our agreement with Micron also provides for up to $17 million in additional earn-out payments by Micron to us upon the achievement of certain milestones. During fiscal year 2008, we received an earn-out payment of $6 million from Micron.

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

The following table summarizes the results of operations of the Infra-red operations, included in discontinued operations in our consolidated statements of operations for the year ended November 2, 2008 (in millions). There was no impact to the results of operations during the years ended November 1, 2009 and October 31, 2010.

Year Ended
November 2,
2008

Net revenue	$4
Costs, expenses and other income, net	(4)
Loss on sale of operation	(5)

Income (loss) from and loss on discontinued operations, net of taxes	$(5)

15.	Segment Information

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

	Year Ended
	November 2,	November 1,	October 31,
	2008	2009	2010

Net revenue:
China	$365	$395	$662
United States	326	245	312
Korea	130	158	200
Singapore	171	148	137
Germany	205	120	209
Rest of the World	502	418	573

	$1,699	$1,484	$2,093

	November 1,	October 31,
	2009	2010

Long-lived assets:
United States	$132	$147
Singapore	37	35
Malaysia	28	28
Rest of the World	67	71

	$264	$281

16.	Related Party Transactions

Kohlberg Kravis Roberts & Co., or KKR, and Silver Lake Partners, or Silver Lake

As of October 31, 2010, KKR and Silver Lake together, the Sponsors, through their investments in Bali Investments S.àr.l., indirectly own approximately 48% of our shares. We previously entered into an advisory agreement with affiliates of the Sponsors, for ongoing consulting and management advisory services. Pursuant to the advisory agreement, we also recorded less than $1 million of advisory fees payable to each of KKR and Silver Lake during the year ended November 2, 2009 in connection with a qualifying acquisition. The advisory agreement was terminated in the fourth quarter of fiscal year 2009, in connection with our Initial Public Offering, or IPO. As a result, we recorded $54 million related to the termination of the advisory agreement with the Sponsors. We also recorded $4 million in selling shareholder expenses, in connection with the IPO, on behalf of the Sponsors and other selling shareholders.

Pursuant to an Amended and Restated Shareholder Agreement dated as of February 3, 2006 among Avago Technologies and participants in our investor group and certain other persons, two representatives of each Sponsor serve on our board of directors. We granted each member of our board of directors, including these individuals, an option to purchase 50,000 ordinary shares, with an exercise price equal to the fair market value on the date of the grant as determined by our board of directors, a term of 5 years and vesting at a rate of 20% per year. In addition, we pay these individuals $50,000 per year for service on our board of directors, quarterly in arrears and prorated for any partial quarter and an additional $10,000 per year for service on any sub-committees of our board of directors.

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

Bali Investments S.àr.l, Seletar Investments Pte. Ltd. and Geyser Investment Pte. Ltd.

In connection with the January Offering, selling shareholders Bali Investments S.àr.l, Geyser Investments Pte. Ltd. and Seletar Investment Pte. Ltd. agreed to reimburse the Company for two-thirds of the expenses of the January Offering.

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

Unisteel Technology Limited

Funds affiliated with KKR own substantially all the outstanding shares of in Unisteel Technology Limited or Unisteel. During fiscal year 2010, we purchased certain materials from Unisteel, in the ordinary course of business.

Transactions and balances with our related parties were as follows (in millions):

	Year Ended
	November 2,	November 1,		October 31,
	2008	2009		2010

Net revenue:
Flextronics	$155	$100		$115
Hewlett-Packard Company[1]	30	37		12
PMC Sierra	3	1		—
Operating expenses:
KKR & Silver Lake (Advisory fees)	$6	$4		$—
KKR & Silver Lake (Termination of Advisory agreement)	—	54		—
KKR & Silver Lake (Selling shareholder expenses associated with the IPO)	—	4		—
KKR & Silver Lake (Advisory fees in connection with the IPO)	—	3		—
Hewlett-Packard Company[1]	32	19		6
Capstone (Share-based compensation)	2	—	*	—
Unisteel Technology Limited	— *	—	*	— *

	November 1,	October 31,
	2009	2010

Receivables:
Flextronics	$16	$13
Hewlett-Packard Company[1]	4	—
Seletar Investments Pte. Ltd.	—	— *

	November 1,		October 31,
	2009		2010

Payables:
KKR	$—	*	$—	*
Silver Lake	—	*	—	*
Hewlett-Packard Company[1]	—	*	—
Unisteel Technology Limited	—	*	—	*

*	Represents amounts less than $0.5 million.

[1]	Amounts represent net revenue and operating expense transactions with Hewlett-Packard Company through the six months ended May 2, 2010, after which Hewlett-Packard ceased to be a related party.

17.	Commitments and Contingencies

Commitments

Operating Lease Commitments.  We lease certain real property and equipment from third parties under non-cancelable operating leases. Our future minimum lease payments under these leases at October 31, 2010 were $9 million for 2011, $7 million each for 2012 to 2015, and $3 million thereafter.

Rent expense was $13 million $12 million and $12 million for the years ended November 2, 2008, November 1, 2009 and October 31, 2010, respectively.

Capital Lease Commitments.  We lease a portion of our equipment from unrelated third parties under non-cancelable capital leases. Our future minimum lease payments under these leases at October 31, 2010 were $3 million for 2011, $1 million each for 2012 to 2014, and less than $1 million each for 2015 and thereafter.

Purchase Commitments.  At October 31, 2010, we had unconditional purchase obligations of $56 million for fiscal year 2011 and none thereafter. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Other Contractual Commitments.  We entered into several agreements related to IT, human resources and financial infrastructure outsourcing and other services agreements. At October 31, 2010, our commitments under these agreements were $24 million for 2011, $13 million for 2012, and $10 million for 2013, $3 million for 2014, $1 million for 2015 and less than $1 million thereafter.

Debt.  At October 31, 2010, we had debt obligations of $230 million which were redeemed on December 1, 2010. Estimated future interest expense and redemption premium payments related to debt obligations at October 31, 2010 were $18 million for 2011 and none thereafter. Estimated future interest expense payments include interest payments on our outstanding notes, commitment fees, and letter of credit fees. See Note 7. “Senior Credit Facility and Borrowings”. and Note 18. “Subsequent Events.”

Contingencies

From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, certain pending disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. TriQuint has subsequently withdrew those claims with respect to three of those four patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. We filed our answer and initial counterclaim on September 17, 2009, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents and filed additional counterclaims on March 25, 2010 for the misappropriation of Avago trade secrets. On October 16, 2009, TriQuint filed its answer to our initial counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. While the court dismissed TriQuint’s antitrust counterclaims on procedural grounds on March 16, 2010, TriQuint has since filed a motion to file an amended pleading for its anti-trust claims, which was granted on August 3, 2010. We intend to defend this lawsuit vigorously, and future actions may include the assertion by us of additional claims or counterclaims against TriQuint related to our intellectual property portfolio.

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

On March 15, 2010 we filed a patent infringement action against ST Microelectronics NV in the Eastern District of Texas for infringement of four of our patents related to optical navigation devices. We amended the complaint on July 6, 2010 adding infringement of a fifth optical navigation related patent to the action. We are seeking injunctive relief, damages in an unspecified amount, treble damages for willful infringement and attorneys fees. In response, ST Microelectronics filed a patent infringement action against us in the Northern District of Texas alleging that our sales of certain optical navigation devices infringed two ST Microelectronics’ patents. ST Microelectronics is seeking injunctive relief and damages in an unspecified amount. ST Microelectronics filed a second suit against us on November 5, 2010 in the Northern District of California alleging certain anticompetitive actions by us in the optical navigation sensor market. ST Microelectronics is seeking injunctive and compensatory relief under the Sherman Act and the Clayton Act and Attorneys fees. We have not yet filed our response. We intend to defend these lawsuits vigorously, and future actions may include the assertion by us of additional claims or counterclaims against ST Microelectronics related to our intellectual property portfolio.

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

Warranty

Commencing in fiscal year 2008, we notified certain customers of a product quality issue and began taking additional steps to correct the quality issue and work with affected customers to determine potential costs covered by our warranty obligations. We maintain insurance coverage for product liability and have been working with our insurance carriers to determine the extent of covered losses in this situation. Based on settlements with customers to date, the status of discussions with other affected customers and discussions with our insurance carriers, we recorded a charge of $2 million during fiscal year 2009 to cover costs relating to this quality issue in excess of expected insurance coverage. We continue to have discussions with affected customers and presently believe that amounts we have recorded in our financial statements along with expected insurance coverage proceeds will be adequate to resolve these claims, although this assessment is subject to change based on the ultimate resolution of this matter with customers and the insurance carriers. In addition, if the timing of settlement of claims with customers and the timing of determination of insurance recoveries do not occur in the same reporting periods, there could be material increases in charges to statement of operations in a future period and decreases in a subsequent period once insurance recoveries are deemed probable of realization.

During fiscal year 2009 we identified another product quality issue with a particular component, took steps to correct the quality issue and notified our customers. Though the expected failure rate of the product was not 100%, based on our quality tests, we have offered to replace all such components used or still held by our customers. We recorded charges of $6 million during fiscal year 2009 related to this product quality issue, based on the progress of discussions with our customers and our evaluation of the best estimate of our exposure related to this matter, which covered costs to scrap inventory of such components held by us and costs associated with providing replacement parts to customers. During fiscal year 2010, we recorded additional charges of $11 million to cover customer claims for reimbursements of costs incurred by such customers related to this product quality issue. During the fiscal year 2010, we reached final settlement agreements with certain customers on this product quality issue. The final settlement amounts approximate the estimated accrued warranty obligations for those customers. In addition, we made $2 million of cash settlement payments in connection with these agreements during fiscal year 2010, resulting in a $2 million decrease in the warranty accrual for this product quality issue during the same period. We presently believe that amounts we have recorded in our financial statements will be adequate to resolve any warranty obligations related to this issue, although this assessment is subject to change based on the ultimate resolution of this matter with remaining customers. We continue to have discussions with affected customers on the matter and although we have made our best estimate of the expected warranty obligation based on available information, we could record further charges in future periods based on the ultimate resolution of this matter with such customers.

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

18.	Subsequent Events

On December 1, 2010, our subsidiaries, Avago Technologies Finance Pte. Ltd., Avago Technologies U.S. Inc. and Avago Technologies Wireless (U.S.A.) Manufacturing Inc. redeemed the remaining $230 million aggregate principal amount outstanding of senior subordinated notes due at a redemption price of 105.938% of their principal amount, plus accrued and unpaid interest thereon up to, but not including, the redemption date. We paid an aggregate of $258 million in respect of the redemption of the senior subordinated, including accrued and unpaid interest to but not including the redemption date resulting in a loss on extinguishment of debt of $19 million, which consisted of $14 million premium and a $5 million write-off of debt issuance costs and other related expenses.

We declared our first interim cash dividend of $0.07 per ordinary share to holders of record at the close of business (5:00 p.m.), Eastern Time, on December 15, 2010 with such dividend to be paid on December 30, 2010.

We filed a prospectus supplement, dated December 6, 2010, with the SEC relating to sale of 25,000,000 of our ordinary shares by certain of our shareholders in a registered public offering, or the December Offering. This transaction closed on December 10, 2010. We did not receive any proceeds from the sale of shares sold in the December Offering.

Supplementary Financial Data — Quarterly Data (Unaudited)

	Three Months Ended
	February 1,	May 3,	August 2,	November 1,	January 1,	May 2,	August 1,	October 31,
	2009	2009	2009	2009	2010	2010	2010	2010
	(In millions, except per share data)

Net revenue	$368	$325	$363	$428	$456	$515	$550	$572
Cost of products sold:
Cost of products sold	204	210	205	236	247	268	271	282
Amortization of intangible assets	15	14	15	14	15	14	15	14
Restructuring charges	6	3	2	—	—	—	1	—

Total cost of products sold	225	227	222	250	262	282	287	296
Gross margin	143	98	141	178	194	233	263	276
Research and Development	62	59	59	65	64	70	71	75
Selling, general and administrative	40	42	40	43	46	48	51	51
Amortization of intangible assets	6	5	5	5	5	6	5	5
Restructuring charges	5	3	13	2	1	1	1	—
Advisory agreement termination fee	—	—	—	54	—	—	—	—
Selling shareholder expenses	—	—	—	4	—	—	—	—

Total operating expenses	113	109	117	173	116	125	128	131
Income (loss) from operations	30	(11)	24	5	78	108	135	145
Interest expense	(18)	(20)	(20)	(19)	(11)	(8)	(8)	(7)
Gain (loss) on extinguishment of debt	1	—	—	(9)	(24)	—	—	—
Other income (expense), net	(2)	(2)	4	1	(1)	(1)	—	—

Income (loss) before income taxes	11	(33)	8	(22)	42	99	127	138
Provision for (benefit from) income taxes	5	(2)	6	(1)	4	9	4	(26)

Net income (loss)	$6	$(31)	$2	$(21)	$38	$90	$123	$164

Net income (loss) per share:
Basic	$0.03	$(0.14)	$0.01	$(0.09)	$0.16	$0.38	$0.51	$0.69
Diluted	$0.03	$(0.14)	$0.01	$(0.09)	$0.16	$0.37	$0.50	$0.66
Shares used in per share calculations:
Basic	214	214	213	235	236	238	239	239
Diluted	219	214	218	235	244	246	247	248

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged/	Charges	Balance at
	Beginning	Credited to	Utilized/	End of
	of Period	Net Loss	Write-offs	Period
	(In millions)

Accounts receivable allowances(1)
Year ended November 2, 2008	$20	$124	$(125)	$19
Year ended November 1, 2009	19	81	(87)	13
Year ended October 31, 2010	13	109	(106)	16
Income tax valuation allowance
Year ended November 2, 2008	$51	$5	$(25)	$31
Year ended November 1, 2009	31	3	(2)	32
Year ended October 31, 2010	32	(29)	1	4

(1)	Accounts receivable allowances include allowance for doubtful accounts, sales returns and distributor credits.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Avago’s disclosure controls and procedures as of October 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of October 31, 2010, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Form 10-K.

Changes in Internal Controls over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On December 13, 2010, we received notification from the Industrial Abritration Court of Singapore that the court, on December 8, 2010, approved our Collective Agreement, dated October 28, 2010, between Avago Technologies Manufacturing (Singapore) Pte Ltd (and its Singapore affiliates) and the United Workers of Electronic and Electrical Industries. This collective bargaining agreement applies to approximately 400 of our 1,000 employees in Singapore, none of whom are in management or supervisory positions, and is effective from July 1, 2010 until its expiration on June 30, 2013.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors, executive officers and compliance with Section 16(a) of the Exchange Act, set forth in the sections entitled “Proposal 1 — Election of Directors”, “Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our definitive Proxy Statement for our 2011 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2010 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

We have adopted a written Code of Ethics and Business Conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions and have posted it in the “Investors — Governance” section of our website, which is located at www.avagotech.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, our Code of Ethics and Business Conduct by posting such information on our website at the internet address and location above.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation required by this Item 11 set forth in the sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation”, “Compensation Committee Report” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation in our definitive Proxy Statement for our 2011 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2010 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section. However, the Compensation Committee Report included in such definitive Proxy Statement shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management and related shareholder matters required by this Item 12 set forth in the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Executive Compensation — Equity Compensation Plan Information” in our definitive Proxy Statement for our 2011 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2010 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships, related transactions and director independence required by this Item 13 set forth in the sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2011 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2010 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services required by this Item 14 set forth in the proposal relating to the re-appointment of our independent registered public accounting firm in our definitive Proxy Statement for our 2011 Annual General Meeting of Shareholders to be filed with the Commission within 120 days of the end of our 2010 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

— Consolidated Balance Sheets as of October 31, 2010 and November 1, 2009

—	Consolidated Statements of Operations for the years ended October 31, 2010, November 1, 2009 and November 2, 2008

—	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended October 31, 2010, November 1, 2009 and November 2, 2008

—	Consolidated Statements of Cash Flows for the years ended October 31, 2010, November 1, 2009 and November 2, 2008

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

Date: December 15, 2010

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

Signature	Title	Date

/s/ Hock E. Tan Hock E. Tan	President and Chief Executive Officer and Director (Principal Executive Officer)	December 15, 2010

/s/ Douglas R. Bettinger Douglas R. Bettinger	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 15, 2010

/s/ James Diller James Diller	Chairman of the Board of Directors	December 15, 2010

/s/ Adam H. Clammer Adam H. Clammer	Director	December 15, 2010

/s/ James A. Davidson James A. Davidson	Director	December 15, 2010

/s/ Kenneth Y. Hao Kenneth Y. Hao	Director	December 15, 2010

Signature	Title	Date

/s/ David M. Kerko David M. Kerko	Director	December 15, 2010

/s/ Justine Lien Justine Lien	Director	December 15, 2010

/s/ Donald Macleod Donald Macleod	Director	December 15, 2010

/s/ Bock Seng Tan Bock Seng Tan	Director	December 15, 2010

EXHIBIT INDEX

Exhibit			Incorporated by Referenced Herein		Filed
No.		Description	Form	Filing Date	Herewith

2	.1#	Asset Purchase Agreement, dated August 14, 2005, between Agilent Technologies, Inc. and Argos Acquisition Pte. Ltd.	Agilent Technologies, Inc. Current Report on Form 8-K (Commission File No. 001-15405)	Aug. 15, 2005
2	.2#	Amendment No. 1 to the Asset Purchase Agreement, dated November 30, 2005, between Agilent Technologies, Inc. and Avago Technologies Limited.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009
2	.3#	Amendment No. 2 to the Asset Purchase Agreement, dated December 29, 2006, between Agilent Technologies, Inc. and Avago Technologies Limited.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008
2	.4#	Purchase and Sale Agreement, dated November 17, 2006, by and among Avago Technologies Limited, Avago Technologies Imaging Holding (Labuan) Corporation, Avago Technologies Sensor (U.S.A.) Inc., other sellers and Micron Technology, Inc.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009
2	.5#	Asset Purchase Agreement, dated October 31, 2007, by and among Avago Technologies Limited, Avago Technologies General IP (Singapore) Pte. Ltd., other sellers and Lite-On Technology Corporation (“Lite-On Asset Purchase Agreement”).	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009
2	.6#	Amendment No. 1 to Lite-On Asset Purchase Agreement and Non-Competition Agreement, dated January 8, 2008.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009
2.7		Amendment No. 2 to Lite-On Asset Purchase Agreement, dated January 21, 2009.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 27, 2009
2	.8#	Asset Purchase Agreement, dated June 25, 2008, by and among Avago Technologies GmbH, Avago Technologies International Sales Pte. Ltd., Avago Technologies Wireless IP (Singapore) Pte. Ltd., Avago Technologies Finance Pte. Ltd. and Infineon Technologies AG.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009
3.1		Memorandum and Articles of Association.	Avago Technologies Limited Current Report on Form 8-K (File No. 001-34428).	Aug. 14, 2009

Exhibit		Incorporated by Referenced Herein		Filed
No.	Description	Form	Filing Date	Herewith

4.1	Form of Specimen Share Certificate for Registrant’s Ordinary Shares.	Amendment No. 3 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 14, 2009
4.2	Second Amended and Restated Shareholder Agreement, dated August 11, 2009, among Avago Technologies Limited, Silver Lake Partners II Cayman, L.P., Silver Lake Technology Investors II Cayman, L.P., Integral Capital Partners VII, L.P., KKR Millennium Fund (Overseas), Limited Partnership, KKR European Fund, Limited Partnership, KKR European Fund II, Limited Partnership, KKR Partners (International), Limited Partnership, Capstone Equity Investors LLC, Avago Investment Partners, Limited Partnership, Bali Investments S.àr.l., Seletar Investments Pte Ltd, Geyser Investment Pte. Ltd. and certain other Persons	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	Aug. 14, 2009
4.3	Registration Rights Agreement, dated December 1, 2005, among Avago Technologies Limited, Silver Lake Partners II Cayman, L.P., Silver Lake Technology Investors II Cayman, L.P., Integral Capital Partners VII, L.P., KKR Millennium Fund (Overseas), Limited Partnership, KKR European Fund, Limited Partnership, KKR European Fund II, Limited Partnership, KKR Partners (International), Limited Partnership, Capstone Equity Investors LLC, Avago Investment Partners, Limited Partnership, Bali Investments S.àr.l., Seletar Investments Pte Ltd, Geyser Investment Pte. Ltd. and certain other Persons (“Registration Rights Agreement”).	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Sep. 29, 2006
4.4	Amendment to Registration Rights Agreement, dated August 21, 2008.	Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Aug. 21, 2008
4.5	Share Option Agreement, dated February 3, 2006, between Avago Technologies Limited and Capstone Equity Investors LLC.	Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Aug. 21, 2008

Exhibit		Incorporated by Referenced Herein		Filed
No.	Description	Form	Filing Date	Herewith

10.1	Sublease Agreement, dated June 5, 2009, between Agilent Technologies Singapore Pte. Ltd. and Avago Technologies Manufacturing (Singapore) Pte. Ltd., relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.			X
10.2	Lease No. I/33183P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 1935X of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49501Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Nov. 15, 2006
10.3	Lease No. I/31607P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 1937C of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49499Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Nov. 15, 2006
10.4	Lease No. I/33182P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 2134N of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49500Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Nov. 15, 2006

Exhibit		Incorporated by Referenced Herein		Filed
No.	Description	Form	Filing Date	Herewith

10.5	Lease No. I/33160P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 1975P of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49502Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Nov. 15, 2006
10.6	Tenancy Agreement, dated October 24, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008
10.7	Supplemental Agreement to Tenancy Agreement, dated December 1, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008
10.8	Subdivision and Use Agreement, dated December 1, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008
10.9	Sale and Purchase Agreement, dated December 1, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

Exhibit		Incorporated by Referenced Herein		Filed
No.	Description	Form	Filing Date	Herewith

10.10	Lease Agreement, dated December 1, 2005, between Agilent Technologies, Inc. and Avago Technologies U.S. Inc., relating to Avago’s facility at 350 West Trimble Road, San Jose, California 95131.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008
10.11	First Amendment to Lease Agreement (Building 90) and Service Level Agreement, dated January 10, 2007, between Avago Technologies U.S. Inc. and Lumileds Lighting B.V. relating to Avago’s facilities at 350 West Trimble Road, San Jose, California 95131.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008
10.12	Credit Agreement, dated December 1, 2005, among Avago Technologies Finance Pte. Ltd., Avago Technologies Finance S.àr.l., Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), Avago Technologies Wireless (U.S.A.) Manufacturing Inc. and Avago Technologies U.S. Inc., as borrowers, Avago Technologies Holding Pte. Ltd., each lender from time to time parties thereto, Citicorp International Limited (Hong Kong), as Asian Administrative Agent, Citicorp North America, Inc., as Tranche B-1 Term Loan Administrative Agent and as Collateral Agent, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Lead Bookrunner, Lehman Brothers Inc., as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, and Credit Suisse, as Documentation Agent (“Credit Agreement”).	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008
10.13	Amendment No. 1 to Credit Agreement, dated December 23, 2005.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008
10.14	Amendment No. 2, Consent and Waiver under Credit Agreement, dated April 16, 2006.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

Exhibit			Incorporated by Referenced Herein		Filed
No.		Description	Form	Filing Date	Herewith

10.15		Amendment No. 3 to Credit Agreement, dated October 8, 2007.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008
10.16		Amendment No. 4 to Credit Agreement, dated July 1, 2010.	Avago Technology Limited Current Report on Form 8-K (Commission File No. 001-34428)	Jul. 2, 2010
10	.17+	2009 Equity Incentive Award Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 27, 2009
10	.18+	Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries (Amended and Restated Effective as of February 25, 2008).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Feb. 27, 2008
10	.19+	Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries (Amended and Restated Effective as of February 25, 2008).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Feb. 27, 2008
10	.20+	Form of Management Shareholders Agreement.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008
10	.21+	Form of MSA Termination Agreement	Avago Technology Limited Current Report on Form 8-K (Commission File No. 001-34428)	Sept. 24, 2010
10	.22+	Form of Nonqualified Share Option Agreement Under the Amended and Restated Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries for U.S. employees.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008
10	.23+	Form of Nonqualified Share Option Agreement Under the Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries for employees in Singapore.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008
10	.24+	Form of Nonqualified Share Option Agreement Under the Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries for U.S. employees granted rollover options.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

Exhibit			Incorporated by Referenced Herein		Filed
No.		Description	Form	Filing Date	Herewith

10	.25+	Form of Nonqualified Share Option Agreement Under the Amended and Restated Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries for U.S. non-employee directors.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008
10	.26+	Form of Nonqualified Share Option Agreement Under the Amended and Restated Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries for non-employee directors in Singapore.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Sep. 29, 2006
10	.27+	Amended and Restated Offer Letter Agreement, dated July 17, 2009, between Avago Technologies Limited and Hock E. Tan.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009
10	.28+	Amended and Restated Employment Agreement, dated July 17, 2009, between Avago Technologies U.S. Inc. and Bryan Ingram.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009
10	.29+	Offer Letter Agreement, dated March 20, 2007, between Avago Technologies and Patricia H. McCall.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Feb. 27, 2008
10	.30+	Offer Letter Agreement, dated July 4, 2008, between Avago Technologies and Douglas R. Bettinger.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	Jul. 16, 2008
10	.31+	Form of indemnification agreement between Avago and each of its directors.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Feb. 27, 2008
10	.32+	Form of indemnification agreement between Avago and each of its officers.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Feb. 27, 2008
10.33		Ft. Collins Supply Agreement, dated October 28, 2005 between Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and Palau Acquisition Corporation.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Jun. 16, 2009
10.34		Statement of Work, dated January 27, 2006, between KKR Capstone and Avago Technologies.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008
10.35		Distribution Agreement, dated March 26, 2008, between Avago Technologies International Sales Pte. Limited and Arrow Electronics, Inc.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009

Exhibit			Incorporated by Referenced Herein		Filed
No.		Description	Form	Filing Date	Herewith

10	.36+	Severance Benefits Agreement, dated December 3, 2008, between Avago Technologies Limited and Patricia H. McCall.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	Mar. 5, 2009
10	.37+	Offer Letter Agreement, dated December 5, 2008, between Avago Technologies Limited and B.C. Ooi.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	Mar. 5, 2009
10	.38+	Deferred Compensation Plan.	Amendment No. 2 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 2, 2009
10	.40+	Form of Option Agreement Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 27, 2009
10	.41+	Form of Notice and Restricted Share Unit Agreement Under Avago Technologies Limited 2009 Equity Incentive Award Plan.			X
10	.42+	Form of Amendment to the Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries.	Amendment No. 5 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 27, 2009
10	.43+	Termination and Agreement, dated January 21, 2010, among Avago Technologies Limited, Bali Investments S.àr.l and Dick M. Chang	Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-164368)	Jan. 25, 2010
10	.44+	Avago Performance Bonus Plan, effective November 1, 2009.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	Jun. 3, 2010
10	.45+	Employee Share Purchase Plan (amended and restated effective as of June 2, 2010).	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	Jun. 3, 2010
10.46		Collective Agreement, dated October 28, 2010, between Avago Manufacturing (Singapore) Pte Ltd (and its Singapore affiliates) and United Workers of Electronic & Electrical Industries.			X
12.1		Computation of ratio of earnings to fixed charges.			X
21.1		List of Subsidiaries.			X
23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.			X
24.1		Power of Attorney (see signature page to this Form 10-K).			X

Exhibit		Incorporated by Referenced Herein		Filed
No.	Description	Form	Filing Date	Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

Notes:

+	Indicates a management contract or compensatory plan or arrangement.

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Avago Technologies hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.

Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.