Form 10-Q
period 2011-01-30
Avago Technologies LTD
filed 2011-03-10
CIK 1441634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2011
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of March 4, 2011 there were 245,238,670 shares of our ordinary shares, no par value per share, outstanding.

AVAGO TECHNOLOGIES LIMITED
Quarterly Report on Form 10-Q
For the Quarterly Period Ended January 30, 2011

Page
PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3. Defaults Upon Senior Securities	44
Item 5. Other Information	45
Item 6. Exhibits	47
SIGNATURES	48
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements — Unaudited
AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	October 31,	January 30,
	2010 (1)	2011
ASSETS

Current assets:
Cash and cash equivalents	$561	$363
Trade accounts receivable, net	285	291
Inventory	189	203
Other current assets	52	53

Total current assets	1,087	910
Property, plant and equipment, net	281	281
Goodwill	172	175
Intangible assets, net	573	557
Other long-term assets	44	48

Total assets	$2,157	$1,971

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$198	$156
Employee compensation and benefits	82	51
Accrued interest	12	0
Capital lease obligations — current	2	2
Other current liabilities	41	28
Current portion of long-term debt	230	—

Total current liabilities	565	237

Long-term liabilities:
Capital lease obligations — non-current	4	5
Other long-term liabilities	83	85

Total liabilities	652	327

Commitments and contingencies (Note 11)

Shareholders’ equity:
Ordinary shares, no par value; 239,888,231 shares and 243,427,133 shares issued and outstanding on October 31, 2010 and January 30, 2011, respectively	1,450	1,487
Retained earnings	59	161
Accumulated other comprehensive loss	(4)	(4)

Total shareholders’ equity	1,505	1,644

Total liabilities and shareholders’ equity	$2,157	$1,971

(1)	Amounts as of October 31, 2010 have been derived from audited financial statements as of that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share data)

	Quarter Ended
	January 31,	January 30,
	2010	2011
Net revenue	$456	$550
Cost of products sold:
Cost of products sold	247	265
Amortization of intangible assets	15	14

Total cost of products sold	262	279

Gross margin	194	271
Research and development	64	73
Selling, general and administrative	46	50
Amortization of intangible assets	5	6
Restructuring charges	1	0

Total operating expenses	116	129

Income from operations	78	142

Interest expense	(11)	(3)
Loss on extinguishment of debt	(24)	(19)
Other income (expense), net	(1)	0

Income before income taxes	42	120

Provision for income taxes	4	1

Net income	$38	$119

Net income per share:
Basic:
Net income	$0.16	$0.49

Diluted:
Net income	$0.16	$0.48

Weighted average shares :
Basic	236	242

Diluted	244	250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Quarter Ended
	January 31,	January 30,
	2010	2011
Cash flows from operating activities:
Net income	$38	$119

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39	41
Amortization of debt issuance costs	1	0
Loss on extinguishment of debt	8	5
Loss on disposal of property, plant and equipment	1	0
Share-based compensation	5	7
Tax benefits from share-based compensation	—	8
Excess tax benefits from share-based compensation	—	(2)
Changes in assets and liabilities, net of acquisition:
Trade accounts receivable, net	(17)	(5)
Inventory	(4)	(14)
Accounts payable	5	(30)
Employee compensation and benefits	(9)	(31)
Other current assets and current liabilities	(28)	(31)
Other long-term assets and long-term liabilities	2	—

Net cash provided by operating activities	41	67

Cash flows from investing activities:
Purchase of property, plant and equipment	(9)	(32)
Acquisition and investment, net of cash acquired	—	(9)

Net cash used in investing activities	(9)	(41)

Cash flows from financing activities:
Issuance of ordinary shares, net of issuance costs	4	22
Dividend payments to shareholders	—	(17)
Debt repayments	(364)	(230)
Payment on capital lease obligation	—	(1)
Excess tax benefits from share-based compensation	—	2

Net cash used in financing activities	(360)	(224)

Net decrease in cash and cash equivalents	(328)	(198)
Cash and cash equivalents at the beginning of period	472	561

Cash and cash equivalents at end of period	$144	$363

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
Basis of Presentation
     Fiscal Periods. We operate on a 52/53-week fiscal year ending on the Sunday closest to October 31. Our first quarter of fiscal year 2011 ended on January 30, 2011, the second quarter will end on May 1, 2011, the third quarter will end on July 31, 2011 and the fourth quarter will end on October 30, 2011.
     Information. The unaudited condensed consolidated financial statements include the accounts of Avago and all of our wholly-owned subsidiaries, and are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Intercompany transactions and balances have been eliminated in consolidation.
     Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management and, in the opinion of management, includes all adjustments of a normal recurring nature that are necessary for the fair statement of the financial position, results of operations and cash flows for the periods shown, and is in accordance with GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended October 31, 2010, or fiscal year 2010, included in Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on December 15, 2010.
     The operating results for the quarter ended January 30, 2011 are not necessarily indicative of the results that may be expected for the year ending October 30, 2011, or fiscal year 2011, or for any other future period. The balance sheet data as of October 31, 2010 presented is derived from the audited financial statements as of that date.
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
     We sell our products through our direct sales force and distributors. No customer accounted for 10% or more of our net accounts receivable balance at October 31, 2010. One customer accounted for 10% of our net accounts receivable balance at January 30, 2011. For the quarter ended January 30, 2011, no single customer represented 10% or more of net revenue. One customer represented 10% of net revenue for the quarter ended January 31, 2010.
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
     Diluted net income per share for the quarters ended January 31, 2010 and January 30, 2011 excluded the potentially dilutive effect of weighted-average options to purchase 4 million and less than 1 million ordinary shares, respectively, as their effect was antidilutive.
     The following is a reconciliation of the denominators of the basic and diluted net income (loss) per share computations for the periods presented (in millions, except per share data):

	Quarter Ended
	January 31,	January 30,
	2010	2011
Net income (Numerator):
Net income	$38	$119

Shares (Denominator):
Basic weighted average ordinary shares outstanding	236	242
Add: Incremental shares for:
Dilutive effect of share options	8	8

Shares used in diluted computation	244	250

Net income per share:
Basic:
Net income	$0.16	$0.49

Diluted:
Net income	$0.16	$0.48

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
     The following table summarizes the changes in our warranty accrual (in millions):

Balance as of November 1, 2009 — included in other current liabilities	$7
Charged to cost of products sold	5
Utilized	—

Balance as of January 31, 2010 — included in other current liabilities	$12

Balance as of October 31, 2010 — included in other current liabilities	$17
Charged to cost of products sold	—
Utilized	(1)

Balance as of January 30, 2011 — included in other current liabilities	$16

     During the first quarter of fiscal year 2010, we recorded a warranty-related charge of $5 million based on one specific quality issue impacting multiple customers. See Note 11. “Commitments and Contingencies” for further details.
Recently Adopted Accounting Guidance

     In the first quarter of fiscal year 2011, the guidance issued by the Financial Accounting Standards Board or FASB on the milestone method of revenue recognition became effective. The new guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. A milestone is substantive when the consideration earned from achievement of the milestone is commensurate with either (a) the vendor’s performance to achieve the milestone or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone and the consideration earned from the achievement of a milestone relates solely to past performance and is reasonable relative to all of the deliverables and payment terms (including other potential milestone considerations) within the arrangement. The guidance may be applied retrospectively to all arrangements or prospectively to milestones achieved after the effective date. The adoption of this guidance did not have a significant impact on our results of operations and financial position.
     In the first quarter of fiscal year 2011, we adopted the FASB’s updated guidance that amends the requirements for evaluating whether a decision maker or service provider has a variable interest to clarify that a quantitative approach should not be the sole consideration in assessing the criteria. It also clarifies that related parties should be considered in applying all of the decision maker and service provider criteria. This is in addition to the authoritative guidance the FASB issued in June 2009 that applies to determining whether an entity is a variable interest entity and requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This new guidance eliminates the exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the existing provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The adoption of this guidance did not have a significant impact on our results of operations and financial position.
     In the first quarter of fiscal year 2011, we adopted the guidance the FASB issued on revenue recognition that addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The adoption of this guidance did not have a significant impact on our results of operations and financial position.
     In the first quarter of fiscal year 2011, we adopted the FASB guidance that modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The adoption of this new guidance did not have a significant impact on our results of operations and financial position.
Recent Accounting Guidance Not Yet Adopted
     In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements (see Note 6. “Fair Value” for further discussion of fair value measurements). This guidance will be effective for our fiscal year ending October 28, 2012, and its interim periods. Other than requiring additional disclosures in our financial statements, we believe the adoption of this guidance will not have a significant impact on our results of operations and financial position.

2. Inventory
     Inventory consists of the following (in millions):

	October 31,	January 30,
	2010	2011
Finished goods	$61	$61
Work-in-process	96	106
Raw materials	32	36
Total inventory	$189	$203
3. Acquisition
     During the first quarter of fiscal year 2011, we acquired a U.S. - based company engaged in the manufacturing of integrated circuits for approximately $8 million in cash. The purchase price was allocated to the acquired net assets based on preliminary estimates of fair values as follows: total assets of $8 million, including intangible assets of $4 million and goodwill of $3 million. The intangibles are being amortized over their useful lives ranging from 5 to 15 years. The unaudited condensed consolidated financial statements include the results of operations of the acquired business commencing as of the acquisition date. Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition were not material to our prior financial statements.
4. Goodwill and Intangible Assets
Goodwill
     The following summarizes the changes in goodwill (in millions):

Balance as of October 31, 2010
Goodwill	$172
Accumulated impairment losses	—

172
Goodwill acquired during the period (Note 3. “Acquisition”)	3
Impairment losses	—

Balance as of January 30, 2011
Goodwill	175
Accumulated impairment losses	—

$175

Intangible Assets
Amortizable purchased intangibles consist of the following (in millions):

	Gross Carrying	Accumulated
	Amount	Amortization	Net Book Value
As of October 31, 2010:
Purchased technology	$727	$(290)	$437
Customer and distributor relationships	254	(120)	134
Other	4	(2)	2

Total	$985	$(412)	$573

As of January 30, 2011:
Purchased technology	$728	$(304)	$424
Customer and distributor relationships	257	(126)	131
Other	4	(2)	2

Total	$989	$(432)	$557

     The following table presents the amortization of purchased intangible assets (in millions):

	Quarter Ended
	January 31,	January 30,
	2010	2011
Cost of products sold	$15	$14
Operating expenses	5	6

Total	$20	$20

     During the quarter ended January 30, 2011, we recorded $4 million in intangible assets with a weighted-average amortization period of 14 years in conjunction with an acquisition. See Note 3. “Acquisition.”
     Based on the amount of intangible assets subject to amortization at January 30, 2011, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2011 (remainder)	$58
2012	77
2013	77
2014	77
2015	76
2016	59
Thereafter	133

$557

     The weighted-average amortization periods remaining by intangible asset category at January 30, 2011 were as follows (in years):

Amortizable intangible assets:
Purchased technology	9
Customer and distributor relationships	8
Other	23

5. Borrowings
     Our borrowings as of October 31, 2010 and January 30, 2011 consist of the following (in millions):

	October 31,	January 30,
	2010	2011
Notes:
11 7/8% Senior Subordinated Notes due 2015	$230	$—

	230	—
Less: Current portion of long-term debt	230	—

Long-term debt	$—	$—

Debt Repayments
     During the quarter ended January 31, 2010, we redeemed the remaining $318 million aggregate principal amount of our 10 1/8% Senior Notes due December 1, 2013, or senior fixed rate notes, and the remaining $46 million aggregate principal amount of our Senior Floating Rate Notes due June 1, 2013, or senior floating rate notes. We redeemed the senior fixed rate notes and senior floating rate notes at a 5.063% premium of the principal amount and no premium, respectively, plus accrued interest, resulting in a loss on extinguishment of debt of $24 million, which consisted of a $16 million premium and an $8 million write-off of debt issuance costs and other related expenses.
     During the quarter ended January 30, 2011, we redeemed the remaining $230 million aggregate principal amount outstanding of our 11 7/8% Senior Subordinated Notes due December 1, 2015, or senior subordinated notes. We redeemed the senior subordinated notes at a 5.938% premium of the principal amount plus accrued interest, resulting in a loss on extinguishment of debt of $19 million, which consisted of a $14 million premium and a $5 million write-off of debt issuance costs and other related expenses.
Senior Credit Facility
     As of January 30, 2011, we had a revolving senior secured credit facility in the amount of $350 million which includes borrowing capacity available for letters of credit and for borrowings and is available to us and certain of our subsidiaries in U.S. dollars and other currencies. As of January 30, 2011, we had no borrowing amounts outstanding under the revolving credit facility, although we had $11 million of letters of credit outstanding under the facility, which reduces the amount available for borrrowings under the revolving credit facility on a dollar-for-dollar basis.
6. Fair Value
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
     The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:
     Level 1—Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include money market funds, time deposits and investment funds—deferred compensation plan assets. We measure money market funds and investment funds at quoted market price as they are traded in an active market with sufficient volume and frequency of transactions. Time deposits are highly liquid with maturities of ninety days or less. Due to their short-term maturities, we have determined that the fair value of time deposits should be at face value.
     Level 2—Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. We did not have any Level 2 asset or liability activities during the quarter ended January 30, 2011.
     Level 3—Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. Level 3 assets and liabilities include cost method investments, goodwill, amortizable intangible assets, and property, plant and equipment, which are measured at fair value using a discounted cash flow approach when they are impaired. We did not have any Level 3 asset or liability activities during the quarter ended January 30, 2011.

Assets Measured at Fair Value on a Recurring Basis
     The table below sets forth by level our financial assets that were accounted for at fair value as of January 30, 2011. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions).

		Fair Value
		Measurement as of
		January 30, 2011
	Portion of	Using
	Carrying Value	Quoted Prices In
	Measured at Fair	Active Market For
	Value as of January	Identical Assets
	30, 2011	(Level 1)
Money Market Funds (1)	$100	$100
Time deposits (1)	87	87
Investment Funds — Deferred Compensation Plan Assets (2)	4	4

Total assets measured at fair value	$191	$191

(1)	Included in cash and cash equivalents in our unaudited condensed consolidated balance sheet

(2)	Included in other current assets in our unaudited condensed consolidated balance sheet
     During the quarter ended January 30, 2011, there were no material transfers between Level 1 and Level 2 fair value instruments.
Assets Measured at Fair Value on a Nonrecurring Basis
     There were no nonfinancial assets or liabilities measured at fair value as of January 30, 2011.
Fair Value of Other Financial Instruments
     The following table presents the carrying amounts and fair values of financial instruments as of October 31, 2010 and January 30, 2011 (in millions):

	October 31, 2010		January 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed rate debt	$230	$247	$—	$—
     The fair values of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments. The fair value of our long-term debt is based on quoted market rates.
7. Shareholders’ Equity
     We filed a prospectus supplement, dated December 6, 2010, with the SEC relating to sale of 25,000,000 of our ordinary shares by certain of our shareholders in a registered public offering, or the December Offering. This transaction closed on December 10, 2010 and 25,000,000 shares were sold to the public at a price of $25.35 per share including a $0.35 per share discount to the underwriters. We did not receive any proceeds from the sale of shares sold in the December Offering other than proceeds from options exercised by a shareholder in connection with the sale of shares by the shareholder in the December Offering.

     We filed a prospectus supplement, dated January 18, 2011, with the SEC relating to sale of 25,000,000 of our ordinary shares by certain of our shareholders in a registered public offering, or the January Offering. This transaction closed on January 21, 2011 and 25,000,000 shares were sold to the public at a price per share of $27.75 including a $0.50 per share discount to the underwriters. We did not receive any proceeds from the sale of shares sold in the January Offering other than proceeds from options exercised by a shareholder in connection with the sale of shares by the shareholder in the January Offering.
Dividends
     In December 2010, we paid our first interim cash dividend of $0.07 per share, or $17 million in total.
Share-Based Compensation
     The following table summarizes share-based compensation expense related to share-based awards granted to employees, directors, and non-employees for the quarters ended January 31, 2010 and January 30, 2011 (in millions):

	Quarter Ended
	January 31,	January 30,
	2010	2011
Cost of products sold	$—	$1
Research and development	1	3
Selling, general and administrative	4	3

Total share-based compensation expense	$5	$7

     The weighted-average assumptions utilized for our Black-Scholes valuation model for options and Employee Share Purchase Plan, or ESPP, rights granted during the quarters ended January 31, 2010 and January 30, 2011 are as follows:

	Options		ESPP
	Quarter Ended		Quarter Ended
	January 31,	January 30,	January 30,
	2010	2011	2011
Risk-free interest rate	2.6%	1.7%	0.2%
Dividend yield	0%	0.7%	0%
Volatility	47.0%	45.0%	42%
Expected term (in years)	5.0	5.0	0.5
     The dividend yield of zero, for the quarter ended January 31, 2010 is based on the fact that we had no intention to pay cash dividends as of the respective option grant dates. The dividend yield for the quarter ended January 30, 2011 is based on the yield as of the respective option grant dates. Expected volatility is based on the combination of historical volatility of guideline publicly traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. Our computation of expected term was based on data, such as the data of peer companies and company-specific attributes that we believe could affect employees’ exercise behavior.
     Based on the above assumptions, the weighted-average fair values of the options granted under the share option plans for the quarters ended January 31, 2010 and January 30, 2011 were $7.00 and $10.10, respectively.
     Based on our historical experience of pre-vesting option cancellations, for the quarters ended January 31, 2010 and January 30, 2011 we have assumed an annualized forfeiture rate of 11% and 8%, respectively, for measuring compensation expense associated with unvested options outstanding during those quarters. A forfeiture rate was not applied to our expense related to our ESPP due to the immateriality of expense. We will record additional expense if actual forfeitures are lower than we estimated, and will record a recovery of prior expense if actual forfeitures are higher than we estimated.
     Total compensation cost related to unvested options as of January 30, 2011 was $79 million, which is expected to be recognized over the remaining weighted-average service period of 3 years.

Share Option Plans
     A summary of award activity (including option and restricted share awards) related to our equity incentive plans follows (in millions, except years and per share amounts):

	Awards Outstanding
						Weighted-
						Average
	Awards				Weighted-Average	Remaining	Aggregate
	Available				Exercise Price Per	Contractual Life	Intrinsic
	for Grant		Number Outstanding		Share	(in years)	Value
Balance as of October 31, 2010	14		23		$11.50	7.41	$307
Granted	—	*	—	*	$26.06
Exercised	—		(3)		$6.48
Cancelled	—	*	—	*	$14.96

Balance as of January 30, 2011	14		20		$12.39	7.45	$311

Vested as of January 30, 2011			6		$7.64	5.82	$125
Vested and expected to vest as of January 30, 2011			18		$12.09	7.33	$294

*	Amounts less than one million shares
     The following table summarizes the ranges of outstanding and exercisable awards as of January 30, 2011 (in millions, except years and per share amounts):

	Awards Outstanding			Awards Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual Life	Exercise Price Per	Number	Exercise Price Per
Exercise Prices	Outstanding	(in years)	Share	Exercisable	Share
$0.00-5.00	4	4.81	$4.90	3	$4.98
5.01-10.00	2	7.85	$9.15	1	$8.56
10.01-15.00	8	7.27	$11.77	2	$11.12
15.01-20.00	2	8.85	$17.59	—	$16.53
20.01-25.00	4	9.50	$20.54	—	$—

Total	20	7.45	$12.39	6	$7.64

Employee Share Purchase Plan
     The first offering period started in the fourth quarter of fiscal year 2010 and ends in the second quarter of fiscal year 2011; therefore, no shares had been issued under the ESPP as at January 30, 2011.
8. Income Taxes
For the quarter ended January 30, 2011, we recorded an income tax provision of $1 million compared to $4 million for the quarter ended January 31, 2010. The decrease of tax expense in the quarter ended January 30, 2011 is primarily due to the recognition of a tax benefit as a result of U.S. legislation enacted in the first quarter of fiscal year 2011 retroactively reinstating the research and development tax credit.
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
10. Related Party Transactions
Kohlberg Kravis Roberts & Co., or KKR, and Silver Lake Partners, or Silver Lake
          As of January 30, 2011, KKR and Silver Lake together, the Sponsors, through their investments in Bali Investments S.àr.l., indirectly owned approximately 30.7% of our shares.
Capstone Consulting
          Capstone Consulting, or Capstone, an affiliate of KKR was granted options to purchase 800,000 ordinary shares with an exercise price of $5.00 per share on February 3, 2006. These options were no longer subject to variable accounting as 700,000 of the option shares vested by the end of the first quarter of fiscal year 2010 and performance targets related to the remaining 100,000 option shares were not met and these 100,000 options shares did not vest. During the first quarter of fiscal year 2011, 84,746 option shares and 84,357 option shares were exercised and sold in the December Offering and January Offering, respectively, leaving 307,948 option shares vested by the end of first quarter of fiscal year 2011, which were subsequently exercised in the second quarter of fiscal year 2011.
Bali Investments S.àr.l, Seletar Investments Pte. Ltd. and Geyser Investment Pte. Ltd.
          In connection with a secondary offering in January 2010, selling shareholders Bali Investments S.àr.l, Geyser Investments Pte. Ltd. and Seletar Investment Pte. Ltd. agreed to reimburse the Company for certain expenses of that offering.
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
Transactions and balances with our related parties were as follows (in millions):

	Quarter Ended
	January 31,		January 30,
	2010		2011
Net revenue:
Flextronics	$35		$28
Hewlett-Packard Company[1]	6		—

Operating expenses:
Hewlett-Packard Company[1]	$2		$—
Capstone (Share-based compensation)	—	*	—
Unisteel Technology Limited	—	*	—	*

	October 31,		January 30,
	2010		2011
Receivables:
Flextronics	$13		$13
Seletar Investments Pte. Ltd.	—	*	—

	October 31,		January 30,
	2010		2011
Payables:
KKR	$—	*	$—
Silver Lake	—	*	—
Unisteel Technology Limited	—	*	—	*

*	Represents amounts less than $0.5 million.

[1]	Amounts represent net revenue and operating expense transactions with Hewlett-Packard Company through the quarter ended January 31, 2010. Hewlett-Packard ceased to be a related party after the second quarter of fiscal year 2010.
11. Commitments and Contingencies
Commitments
     Purchase Commitments. At January 30, 2011, we had unconditional purchase obligations of $56 million for fiscal year 2011 and none thereafter. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
     Debt. Estimated future interest expense payments related to our revolving credit facility at January 30, 2011 were $1 million for the remainder of fiscal year 2011and none thereafter. Estimated future interest expense payments include payments on our commitment fees and letter of credit fees. See Note 5. “Borrowings.”
     There were no other substantial changes to our contractual commitments during the first quarter of fiscal year 2011 from those disclosed in our Annual Report on Form 10-K for fiscal year 2010.
Contingencies
     From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, certain pending disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. TriQuint subsequently withdrew those claims with respect to three of those four patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. We filed our answer and initial counterclaim on September 17, 2009, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents and filed additional counterclaims on March 25, 2010 for the misappropriation of Avago trade secrets. On October 16, 2009, TriQuint filed its answer to our initial counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. While the court dismissed TriQuint’s antitrust counterclaims on procedural grounds on March 16, 2010, TriQuint has since filed a motion to file an amended pleading for its anti-trust claims, which was granted on August 3, 2010. We intend to defend this lawsuit vigorously, and future actions may include the assertion by us of additional claims or counterclaims against TriQuint related to our intellectual property portfolio.
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
     On March 15, 2010 we filed a patent infringement action against ST Microelectronics NV in the Eastern District of Texas for infringement of four of our patents related to optical navigation devices. We amended the complaint on July 6, 2010 adding infringement of a fifth optical navigation related patent to the action. We are seeking injunctive relief, damages in an unspecified amount, treble damages for willful infringement and attorneys fees. In response, ST Microelectronics filed a patent infringement action against us in the Northern District of Texas alleging that our sales of certain optical navigation devices infringed two ST Microelectronics’ patents. ST Microelectronics is seeking injunctive relief and damages in an unspecified amount. ST Microelectronics filed a second suit against us on November 5, 2010 in the Northern District of California alleging certain anticompetitive actions by us in the optical navigation sensor market. ST Microelectronics is seeking injunctive and compensatory relief under the Sherman Act and the Clayton Act and Attorneys fees. On January 4, 2011, we filed a motion to dismiss ST Microelectronics’ claims relating to anticompetitive actions by us. We intend to defend these lawsuits vigorously, and future actions may include the assertion by us of additional claims or counterclaims against ST Microelectronics related to our intellectual property portfolio.
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
Warranty
     Commencing in the second quarter of fiscal year 2008, we notified certain customers of a product quality issue and began taking additional steps to correct the quality issue and work with affected customers to determine potential costs covered by our warranty obligations. We maintain insurance coverage for product liability and have been working with our insurance carriers to determine the extent of covered losses in this situation. Based on settlements with customers to date, the status of discussions with other affected customers and discussions with our insurance carriers, we recorded a charge of $2 million during the fourth quarter of fiscal year 2009 to cover costs relating to this quality issue in excess of expected insurance coverage. We continue to have discussions with affected customers and presently believe that amounts we have recorded in our financial statements along with expected insurance coverage proceeds will be adequate to resolve these claims, although this assessment is subject to change based on the ultimate resolution of this matter with customers and the insurance carriers. In addition, if the timing of settlement of claims with customers and the timing of determination of insurance recoveries do not occur in the same reporting periods, there could be material increases in charges to the consolidated statement of operations in a future period and decreases in a subsequent period once insurance recoveries are deemed probable of realization.
     During fiscal year 2009 we identified another product quality issue with a particular component, took steps to correct the quality issue and notified our customers. Though the expected failure rate of the product was not 100%, based on our quality tests, we have offered to replace all such components used or still held by our customers. We recorded charges of $6 million during fiscal year 2009 related to this product quality issue, based on the progress of discussions with our customers and our evaluation of the best estimate of our exposure related to this matter, which covered costs to scrap inventory of such components held by us and costs associated with providing replacement parts to customers. During fiscal year 2010, we recorded additional charges of $11 million to cover customer claims for reimbursements of costs incurred by such customers related to this product quality issue and also during fiscal year 2010, we reached final settlement agreements with certain customers on this product quality issue. The final settlement amounts approximate the estimated accrued warranty obligations for those customers. In addition, we made $2 million of cash settlement payments in connection with these agreements during fiscal year 2010, resulting in a $2 million decrease in the warranty accrual for this product quality issue during the same period. During the first quarter of fiscal year 2011, we reached final settlement agreements with certain customers and made $1 million of cash settlement payments in connection with these agreements, resulting in a $1 million decrease in the warranty accrual for this product quality issue during the same period. We presently believe that amounts we have recorded in our financial statements will be adequate to resolve any warranty obligations related to this issue, although this assessment is subject to change based on the ultimate resolution of this matter with remaining customers. We continue to have discussions with affected customers on the matter and although we have made our best estimate of the expected warranty obligation based on available information, we could record further charges in future periods based on the ultimate resolution of this matter with such customers.
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
12. Subsequent Events
     We filed a prospectus supplement, dated February 28, 2011, with the SEC relating to sale of 25,000,000 of our ordinary shares by certain of our shareholders in a registered public offering, or the February Offering. This transaction closed on March 4, 2011. We did not receive any proceeds from the sale of shares sold in the February Offering.
      On March 9, 2011, the board of directors of Avago Technologies Limited declared an interim cash dividend on its ordinary shares of $0.08 per share, payable on March 30, 2011 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on March 18, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended October 31, 2010, or fiscal year 2010, included in our Annual Report on Form 10-K for fiscal year 2010, or 2010 Annual Report on Form 10-K. References to “Avago” “we”, “our” and “us” are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Quarterly Report on Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to, any projections of financial information; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are based on current expectations, estimates, forecasts and projections of future Avago or industry performance based on management’s judgment, beliefs, current trends and market conditions and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. For example, there can be no assurance that our product sales efforts, revenues or expenses will meet any expectations or follow any trend(s), or that our ability to compete effectively will be successful or yield anticipated results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. We undertake no intent or obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise.
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
Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, valuation of long-lived assets, intangible assets and goodwill, inventory valuation and warranty reserves, accounting for income taxes and share-based compensation.
     There have been no significant changes in our critical accounting policies during the quarter ended January 30, 2011 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K.

Results from Operations
Quarter Ended January 30, 2011 Compared to Quarter Ended January 31, 2010
     The following tables set forth our results of operations for the quarters ended January 30, 2011 and January 31, 2010.

	Quarter Ended
	January 31,	January 30,	January 31,	January 30,
	2010	2011	2010	2011
	(In millions)		(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	$456	$550	100%	100%
Cost of products sold:
Cost of products sold	247	265	54	48
Amortization of intangible assets	15	14	3	3

Total cost of products sold	262	279	57	51

Gross margin	194	271	43	49
Research and development	64	73	14	13
Selling, general and administrative	46	50	10	9
Amortization of intangible assets	5	6	2	1
Restructuring charges	1	0	0	0

Total operating expenses	116	129	26	23

Income from operations	78	142	17	26
Interest expense	(11)	(3)	(2)	(1)
Loss on extinguishment of debt	(24)	(19)	(6)	(3)
Other income (expense), net	(1)	0	0	0

Income before income taxes	42	120	9	22
Provision for income taxes	4	1	1	—

Net income	$38	$119	8%	22%

     Net revenue. Net revenue was $550 million for the quarter ended January 30, 2011, compared to $456 million for the quarter ended January 31, 2010, an increase of $94 million or 21%. Net revenue increased primarily due to strength in the industrial and automotive electronics and wireless communications target markets in the quarter ended January 30, 2011. The increase in net revenue was also due to significantly improved general economic conditions in the quarter ended January 30, 2011, compared to the corresponding period in 2010, as well as gains in market share in our three largest target markets.

          Our three largest target markets, by revenue, are wireless communications, industrial and automotive electronics and wired infrastructure, with computer and consumer computing peripherals typically representing a much smaller percentage of our overall net revenues. The percentage of total net revenues generated by sales into each of our target market varies from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality. The first fiscal quarter is typically our lowest revenue and cash generating quarter due, in part, to holiday shut downs at many OEM customers and distributors, and we saw a return to this typical seasonality during the first quarter of fiscal year 2011. In addition, towards the end of calendar 2010 we believe that production at many semiconductor companies had grown faster than end market demand, resulting in increased inventory levels at some OEMs and distributors. We believe some customers may have made inventory adjustments during the first quarter of fiscal year 2011 as a result of this.
          Net revenue by target market data is derived from our understanding of our end customers’ primary markets, and was as follows:

	Quarter Ended
	January 31,	January 30,
% of net revenue	2010	2011	Change
Wireless communications	38%	37%	(1)%
Industrial and automotive electronics	26	30	4
Wired infrastructure	26	28	2
Consumer and computing peripherals	10	5	(5)

Total net revenue	100%	100%

	Quarter Ended
	January 31,	January 30,
Net revenue (in millions)	2010	2011	Change
Wireless communications	$173	$202	$29
Industrial and automotive electronics	117	166	49
Wired infrastructure	120	153	33
Consumer and computing peripherals	46	29	(17)

Total net revenue	$456	$550	$94

          Net revenue from wireless communications products, in absolute dollars, increased in the first quarter of the fiscal year 2011 compared with the corresponding prior year period due to continued strength in mobile handset sales. The growth of key platforms in next-generation smart phones at leading OEM customers, which incorporate many of our proprietary products such as 3G front-end modules, as well as increased demand for our proprietary optical finger navigation devices, drove this revenue growth.
          Net revenue from industrial and automotive electronics products, in absolute dollars, increased substantially in the first quarter of fiscal year 2011 compared with the corresponding prior year period. The increase was in large part due to the effects of a recovery in market conditions. The growth in this target market was broad based, with particular strength in sales of optocouplers, industrial fiber optic transceivers and motion encoders. We benefited from increased spending on and new uses for our devices in applications such as inverters, servo machine tools, factory automation and infrastructure applications including renewable energy, smart power grid installations and transportation, as well as gains in market share for a number of these products.
          Net revenue from wired infrastructure products increased, in absolute dollars, in the first quarter of fiscal year 2011 compared with the corresponding prior year period, as spending on enterprise networking data centers and core routing improved. We also introduced a number of parallel fiber optic transceivers and designed new ASICs in the first quarter of fiscal year 2011, compared with the corresponding prior year period, which contributed to the increase in revenue.
          Net revenue from consumer and computing peripheral products decreased, in absolute dollars, in the first quarter of fiscal year 2011 compared with the corresponding period in 2010, reflecting decline in sales of optical sensors and sales of motion encoders used in applications such as optical disc drives in the first quarter of fiscal year 2011 as customers worked through excessive inventory levels.
          Gross margin. Gross margin was $271 million for the quarter ended January 30, 2011 compared to $194 million for the quarter ended January 31, 2010, an increase of $77 million or 40%. As a percentage of net revenue, gross margin increased to 49% for the quarter ended January 30, 2011 from 43% for the quarter ended January 31, 2010. The increase in gross margin percentage was attributable to continuing improvements in product mix. During the quarter ended January 30, 2011, compared to the quarter ended January 31, 2010, a higher proportion of our net revenues were from products sold into the industrial and automotive electronics target market and from sales of our proprietary products, which generally earn higher margins than our other products. During the quarter ended January 30, 2011, gross margin also benefited from strong non-recurring engineering, or NRE, revenue. During the quarter ended January 31, 2010, we also recorded a charge of $5 million to cover potential costs for warranty obligations arising out of a certain product quality issue identified in the second quarter of fiscal year 2009, as more fully discussed in Note 11 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
          Research and development. Research and development expense was $73 million for the quarter ended January 30, 2011, compared to $64 million for the quarter ended January 31, 2010, an increase of $9 million or 14%. As a percentage of net revenue, research and development expenses decreased slightly to 13% for the quarter ended January 30, 2011 from 14% for the quarter ended January 31, 2010. The increase in absolute dollars was primarily attributable to $3 million in additional research and development project support materials and supplies, a $2 million increase in salary expense resulting from our annual salary review and adjustment, a $1 million increase in outside services expense and $1 million increase in share-based compensation expense due to grants of share-based awards at higher fair market values, partially offset by a $1 million reduction of incentive compensation expense related to our final payments of employee bonuses for fiscal year 2010 as compared to the quarter ended January 31, 2010.
          Selling, general and administrative. Selling, general and administrative expense was $50 million for the quarter ended January 30, 2011 compared to $46 million for the quarter ended January 31, 2010, an increase of $4 million or 9%. As a percentage of net revenue, selling, general and administrative decreased slightly to 9% for the quarter ended January 30, 2011 compared to 10% for the quarter ended January 31, 2010. The increase in absolute dollars was primarily attributable to a $2 million increase in salary expense resulting from our annual salary review and adjustment and $2 million increase in legal expenses related to offensive litigation matters initiated in fiscal year 2010, partially offset by a $2 million reduction of incentive compensation expense related to our final payments of employee bonuses for fiscal year 2010 as compared to the quarter ended January 31, 2010.
          Amortization of intangible assets. Total amortization of intangible assets incurred was $20 million each for the quarters ended January 30, 2011 and January 31, 2010.
          Restructuring charges. During the quarter ended January 30, 2011, we incurred no restructuring charges, compared to total restructuring charges of $1 million for the quarter ended January 31, 2010. The decrease in total restructuring charges for the quarter ended January 30, 2011 compared to the quarter ended January 31, 2010 was due to our remaining restructuring activities in fiscal year 2010 in response to the then macroeconomic business conditions.
          Interest expense. Interest expense was $3 million for the quarter ended January 30, 2011, compared to $11 million for the quarter ended January 31, 2010, which represents a decrease of $8 million or 73%. The decrease was primarily due to the redemption of the remaining $230 million aggregate principal amount of our outstanding notes in the quarter ended January 30, 2011.
          Gain (loss) on extinguishment of debt. During the quarter ended January 30, 2011, we redeemed $230 million aggregate principal amount of our senior subordinated notes. The redemption of the senior subordinated notes resulted in a loss on extinguishment of debt of $19 million. During the quarter ended January 31, 2010, we redeemed $318 million aggregate principal amount of our senior fixed rate notes and the remaining $46 million aggregate principal amount of our senior floating rate notes. The redemption of the senior fixed rate notes and senior floating rate notes resulted in a loss on extinguishment of debt of $24 million. See Note 5 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
          Other income (expense), net. Other income (expense), net includes interest income, currency gains (losses) on balance sheet remeasurement and other miscellaneous items. Other income, net was less than $1 million for the quarter ended January 30, 2011 compared to other expense, net of $1 million for the quarter ended January 31, 2010.
          Provision for income taxes. We recorded income tax expense of $1 million for the quarter January 30, 2011 and compared to $4 million for the quarter ended January 31, 2010. The decrease is primarily due to the recognition of a tax benefit as a result of U.S. legislation enacted in the first quarter of fiscal year 2011 retroactively reinstating the research and development tax credit to 2010.
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
Liquidity and Capital Resources
          Our primary sources of liquidity as at January 30, 2011, consisted of: (1) approximately $363 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our $350 million revolving credit facility, which is committed until December 1, 2011, of which $339 million is available to be drawn (after taking into account $11 million of letters of credit outstanding under the facility). We are actively negotiating a new credit agreement, with a view to replacing our existing revolving credit facility prior to its expiration in December 2011. However, we may be unable to negotiate a replacement revolving credit facility on acceptable terms or at all. In addition, on March 9, 2011, our board of directors of declared an interim cash dividend of $0.08 per ordinary share, payable on March 30, 2011 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on March 18, 2011.
           Our short-term and long-term liquidity requirements primarily arise from: (i) working capital requirements and (ii) capital expenditures, including acquisitions from time to time. We may seek to obtain debt or equity financing in the future. However, we cannot assure that such additional financing will be available on terms acceptable to us or at all.
          Our ability to service any indebtedness we may incur under our current revolving credit facility or any new revolving credit facility will depend on our ability to generate cash in the future. We may not have significant cash available to meet any large unanticipated liquidity requirements, other than from available borrowings, if any, under our revolving credit facility. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition and our business could suffer.
          In December 2010, we paid $258 million for the redemption of our remaining $230 million senior subordinated notes at a redemption price of 105.938% of their principal amount, and accrued and unpaid interest thereon up to, but not including, the redemption date. In addition, in December 2010, we paid our first interim cash dividend of $0.07 per share, or approximately $17 million in total.
          We anticipate that our capital expenditures for fiscal year 2011 will be higher than for fiscal year 2010 due to spending on mask sets for new ASIC designs and capacity expansion in both our Fort Collins, Colorado and Singapore internal fabrication facilities. We believe that our cash and cash equivalents on hand, and cash flows from operations, combined with availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next 12 months.
          In summary, our cash flows were as follows (in millions):

	Quarter Ended
	January 31,	January 30,
	2010	2011
Net cash provided by operating activities	$41	$67
Net cash used in investing activities	(9)	(41)
Net cash used in financing activities	(360)	(224)

Net decrease in cash and cash equivalents	$(328)	$(198)

Cash Flows for the Quarter Ended January 30, 2011 and January 31, 2010
     Operating Activities
          Net cash provided by operating activities during the quarter ended January 30, 2011 was $67 million. The net cash provided by operating activities was principally due to net income of $119 million and non-cash charges of $59 million, partially offset by changes in operating assets and liabilities of $111 million. The non-cash charges of $59 million included $41 million for depreciation and amortization, $7 million of share-based compensation and $5 million of debt issuance costs written off in connection with our debt redemption. Net income was also reduced by $14 million for the premium paid on our debt redemption which is included in the $19 million loss on extinguishment of debt in the unaudited condensed consolidated statement of operations.
          Accounts receivable increased to $291 million at the end of the first quarter of fiscal year 2011 from $285 million at the end of fiscal year 2010. The number of days sales outstanding increased to 48 days at January 30, 2011 from 45 days at October 31, 2010 due to linearity of revenue. We use the current quarter revenue in our calculation of number of days sales outstanding.
          Inventory increased to $203 million at January 30, 2011 from $189 million at the end of fiscal year 2010. The number of days of inventory on hand increased to 70 days at January 30, 2011 compared to 61 days at October 31, 2010. We use the current quarter cost of products sold in our calculation of days on hand of inventory. In order to secure adequate supply of certain components to meet expected increases in demand, in fiscal year 2010 we entered into purchase commitments with suppliers of certain components. Scheduled deliveries of these components during the fourth quarter of fiscal year 2010 and the first quarter of fiscal year 2011 resulted in a higher level of parts in inventory at the end of the first quarter of fiscal year 2011.
          Current liabilities decreased to $237 million at the end of the first quarter of fiscal year 2011 from $565 million at the end of fiscal year 2010, mainly due to the redemption of $230 million of long-term debt that was classified as current at October 31, 2010 (as it had been irrevocably called for redemption before the fiscal year end) and decreases in accounts payable, employee compensation and benefits accruals and accrued interest. Accounts payable decreased to $156 million from $198 million at the end of fiscal year 2010 mainly due to timing of disbursements. Employee compensation and benefits decreased to $51 million from $82 million at fiscal year 2010 mainly due to payments made under our employee bonus plan in respect of fiscal year 2010 performance. Accrued interest decreased to less than $1 million from fiscal year 2010 mainly due to the debt redemption and semi-annual interest payments made during the first quarter of fiscal year 2011.
          Net cash provided by operating activities during the quarter ended January 31, 2010 was $41 million. The net cash provided by operating activities was principally due to net income of $38 million and non-cash charges of $54 million, offset by changes in operating assets and liabilities of $51 million. The non-cash charges of $54 million included $39 million for depreciation and amortization, $8 million of debt issuance costs written off in connection with our debt redemption in December 2010 and $5 million of share-based compensation. Net income was also reduced by $16 million for the premium paid on our debt redemption which is included in the $24 million loss on extinguishment of debt in the unaudited condensed consolidated statement of operations.
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
          Current liabilities decreased from $633 million at the end of fiscal year 2009 to $248 million at the end of the first quarter of fiscal year 2010 mainly due to the redemption of $364 million of long-term debt that was classified as current at November 1, 2009 (as it had been irrevocably called for redemption before the fiscal year end) and decreases in employee compensation and benefit accruals and accrued interest. Accounts payable increased by $6 million or 4% from fiscal year 2009 mainly due to timing of disbursements. The decrease in employee compensation and benefit accruals from November 1, 2009 is attributable to our payments under employee bonus plans in respect of fiscal year 2009 performance. Accrued interest decreased $20 million or 80% from fiscal year 2009 mainly due to the debt redemption and semi-annual interest payments made during the first quarter of fiscal year 2010.
     Investing Activities
          Net cash used in investing activities for the quarter ended January 30, 2011 was $41 million, primarily due to purchases of property, plant and equipment of $32 million and $8 million related to a business acquisition completed in the quarter.
          Net cash used in investing activities for the quarter ended January 31, 2010 was $9 million, due to purchases of property, plant and equipment of $9 million.
     Financing Activities
          Net cash used in financing activities for the quarter ended January 30, 2011 was $224 million. The net cash used in financing activities was principally due to the redemption of the remaining $230 million in principal amount of senior subordinated notes and $17 million in payments of cash dividends to shareholders, partially offset by $22 million provided by the issuance of ordinary shares upon the exercise of options.
          Net cash used in financing activities for the quarter ended January 31, 2010 was $360 million. The net cash used in financing activities was principally due to the redemption of $318 million in principal amount of senior fixed rate notes and $46 million principal amount of senior floating rate notes, partially offset by $4 million provided by the issuance of ordinary shares.
Indebtedness
          As of January 30, 2011, we had $7 million of capital lease obligations. At such date, we had an additional $339 million of borrowing capacity available under our revolving credit facility (after taking into account $11 million of outstanding letters of credit, which reduce the amount available for borrowings under our revolving credit facility on a dollar for dollar basis).

Contractual Commitments
          Purchase Commitments. At January 30, 2011, we had unconditional purchase obligations of $56 million for fiscal year 2011 and none thereafter. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
          Debt. Estimated future interest expense payments related to our revolving credit facility at January 30, 2011 were $1 million for the remainder of fiscal year 2011 and none thereafter. Estimated future interest expense payments consist of commitment fees and letter of credit fees pursuant to our senior credit agreement. See Note 5 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
          There were no other substantial changes to our contractual commitments during the first quarter of fiscal year 2011 from those disclosed in our 2010 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
          We had no material off-balance sheet arrangements at January 30, 2011 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Indemnifications
          See Note 11 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Accounting Changes and Recent Accounting Standards
          For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our unaudited consolidated condensed financial statements, see Note 1 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2010 Annual Report on Form 10-K other than those noted below.
     Foreign Currency Derivative Instruments
          Losses from foreign currency transactions, as well as derivative instruments, were included in our unaudited consolidated statements of operations in the amounts of less than $1 million and $1 million, for the quarters ended January 30, 2011 and January 31, 2010, respectively.
Item 4. Controls and Procedures
          (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of January 30, 2011. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of January 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, certain pending disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. TriQuint subsequently withdrew those claims with respect to three of those four patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. We filed our answer and initial counterclaim on September 17, 2009, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents and filed additional counterclaims on March 25, 2010 for the misappropriation of Avago trade secrets. On October 16, 2009, TriQuint filed its answer to our initial counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. While the court dismissed TriQuint’s antitrust counterclaims on procedural grounds on March 16, 2010, TriQuint has since filed a motion to file an amended pleading for its anti-trust claims, which was granted on August 3, 2010. We intend to defend this lawsuit vigorously, and future actions may include the assertion by us of additional claims or counterclaims against TriQuint related to our intellectual property portfolio.
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
          On March 15, 2010 we filed a patent infringement action against ST Microelectronics NV in the Eastern District of Texas for infringement of four of our patents related to optical navigation devices. We amended the complaint on July 6, 2010 adding infringement of a fifth optical navigation related patent to the action. We are seeking injunctive relief, damages in an unspecified amount, treble damages for willful infringement and attorneys fees. In response, ST Microelectronics filed a patent infringement action against us in the Northern District of Texas alleging that our sales of certain optical navigation devices infringed two ST Microelectronics’ patents. ST Microelectronics is seeking injunctive relief and damages in an unspecified amount. ST Microelectronics filed a second suit against us on November 5, 2010 in the Northern District of California alleging certain anticompetitive actions by us in the optical navigation sensor market. ST Microelectronics is seeking injunctive and compensatory relief under the Sherman Act and the Clayton Act and attorneys fees. On January 4, 2011, we filed a motion to dismiss ST Microelectronics’ claims relating to anticompetitive actions by us. We intend to defend these lawsuits vigorously, and future actions may include the assertion by us of additional claims or counterclaims against ST Microelectronics related to our intellectual property portfolio.
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

Item 1A. Risk Factors
          A description of the risk factors associated with our business is set forth below. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010. These risk factors, which could materially affect our business, financial conditions or results of operations, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations.
Risks Related to Our Business
     We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.
     The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. For example, the global semiconductor market experienced substantial declines in 2001 and 2009, in each case beyond the declines experienced in the typical cycles experienced by the semiconductor industry, due in large part to deteriorating global economic conditions during those periods. Periods of industry downturns, including the recent economic downturn, have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, underutilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, resulting in, an adverse effect on our business, financial condition and results of operations. Furthermore, poor or worsening global economic conditions may cause reductions in customer spending and could lead to the insolvency of key suppliers resulting in product delays, customer insolvencies, and also counterparty failures that may negatively impact our treasury operations, all of which may negatively affect our business, results of operations and financial condition. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable.
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
     We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing for many components or products. For certain of our product families, substantially all of our revenue from those products is derived from semiconductors fabricated by external foundries such as Taiwan Semiconductor Manufacturing Company Ltd. and WIN Semiconductor Corp. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amertron Incorporated, the Hana Microelectronics Public Company Ltd. group of companies, and SAE Magnetics (HK) Ltd. The ability and willingness of our contract manufacturers to perform is largely outside of our control. If one or more of our contract manufacturers or other outsourcers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. If one of our suppliers, particularly a single-source supplier, ceases to, or is unable to, manufacture such a component or supply is otherwise constrained, we may be forced to re-engineer a product or may fail to meet customer demand. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. For example, in the event that manufacturing capacity is reduced or eliminated at one or more facilities, including as a response by contract manufacturers to cycles in the semiconductor industry, manufacturing could be disrupted, we could have difficulties fulfilling our customer orders, which could result in the payment of significant damages by us to our customers, and our net revenue could decline. In addition, if these third parties on whom we are highly reliant fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders and our net revenue could decline. In such events, our business, financial condition and results of operations would be adversely affected.
     To the extent we rely on third-party manufacturing relationships, we face the following risks:

•	inability of our manufacturers to develop manufacturing methods appropriate for our products, and manufacturers’ lack of sufficient capacity, or their unwillingness to devote adequate capacity, to produce our products;

•	product and manufacturing costs that are higher than anticipated;

•	reduced control over product reliability and delivery schedules;

•	more complicated supply chains; and

•	time, expense and uncertainty in identifying and qualifying additional or replacement manufacturers.
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
     In addition, our competitors or others may develop products or technologies that are similar or superior to our products or technologies, duplicate our products or technologies or design around our protected technologies. Effective patent, trademark, copyright and trade secret protection may be unavailable or more limited in one or more relevant jurisdictions, relative to those protections available in the United States, or may not be applied for in one or more relevant jurisdictions. Moreover, from time to time we pursue litigation to assert our intellectual property rights, including, in some cases, against third parties with whom we have ongoing relationships, such as customers and suppliers, and third parties may pursue litigation against us. For example, we have filed suit against ST Microelectronics N.V., or ST Microelectronics, in which, we are seeking a judgment that they have infringed five of our patents relating to optical navigation devices and they have counter-filed against us alleging that certain of our optical navigation devices infringe two of their patents, among other things. See Part II, Item 1. “Legal Proceedings” above for additional information regarding this dispute. An adverse decision in such types of legal action could limit our ability to assert our intellectual property rights and limit the value of our technology, including the loss of opportunities to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others. In addition, such legal actions or adverse decisions could otherwise negatively impact our business, financial condition and results of operations.
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
     We are currently, and from time to time may be, subject to warranty or product liability claims that have lead, and may in the future lead, to significant expenses as we compensate affected customers for costs incurred related to product quality issues. For example, in the second quarter of 2009 we identified a product quality issue with a particular component that we took steps to correct, including notifying our customers and offering to replace such components. We are continuing our discussions with affected customers regarding this issue, and have compensated or otherwise rectified the issue with many of those customers. As at October 31, 2010, we have recorded $17 million in charges associated with this issue, including $11 million in fiscal year 2010, and may incur additional charges as we continue to work with our customers to resolve the matter.
     Although we maintain product liability insurance, such insurance is subject to significant deductibles and there is no guarantee that such insurance will be available or adequate to protect against all such claims, or we may elect to self-insure with respect to certain matters. We may incur costs and expenses in the event of any recall of a customer’s product containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Our customer contracts typically contain warranty and indemnification provisions, and in certain cases liquidated damages, provisions relating to product quality issues. The potential liabilities associated with such provisions are significant, and in some cases are potentially unlimited, and may greatly exceed any revenues we receive from such products. Costs, payments or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially, adversely affect our financial condition and results of operations.
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
     Some of our customers are material to our business and results of operations. During fiscal year 2010, no customer accounted for 10% or more of our net revenue, but our top 10 customers, which included five distributors, collectively accounted for 55% of our net revenue. During the first quarter of fiscal year 2011, no customer accounted for 10% or more of our net revenue, and our top 10 customers, which included three distributors, collectively accounted for 52% of our net revenue. We believe our top customers’ purchasing power has given them the ability to make greater demands on their suppliers, including us. We expect this trend to continue, which we expect will result in our results of operations becoming increasingly sensitive to deterioration in the financial condition of, or other adverse developments related to, one or more of our significant customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. As a result, although our customers provide indications of their product needs and purchases on an annual basis, they generally purchase our products on a weekly or daily basis and the relationship, as well as particular orders, can be terminated at any time. The loss of any of our major customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.
We generally do not have any long-term supply contracts with our contract manufacturers or materials suppliers and may not be able to obtain the products or raw materials required for our business, which could have a material adverse affect on our business.
     We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers, some of which are our single source suppliers for these materials. We purchase a significant portion of our semiconductor materials and finished goods from a few suppliers and contract manufacturers. For fiscal year 2010, we purchased 54% of the materials for our manufacturing processes from eight suppliers. For the first quarter of fiscal year 2011, we purchased 55% of the materials for our manufacturing process from seven suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers’ requirements or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
     We sell our products throughout the world. In addition, as at January 30, 2011, approximately 67% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
     We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2014 and 2025. Absent such tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17% commencing from the 2010 year of assessment. For the fiscal years ended November 1, 2009 and October 31, 2010, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes from what it otherwise would have been in such year by approximately $17 million and $63 million, respectively. The tax incentives that we have negotiated in other jurisdictions are also subject to our compliance with various operating and other conditions. If we cannot or elect not to comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements.
     Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect or if these tax incentives are substantially modified or rescinded we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows. In addition, taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense. We are subject to, and are under, audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our recorded income tax provisions and accruals. The ultimate results of an audit could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made.
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
     We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We recognize revenues for sales to distributors upon delivery to the distributor. We limit distributor return rights and we allow limited price adjustments on sales to distributors. We provide reserves for distributor rights related to these limited stock returns and price adjustments. Sales to distributors accounted for 41% and 38% of our net revenue for fiscal year 2010 and the first quarter of fiscal year 2011, respectively.

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
     We sell many of our products to customers through distributors and manufacturers’ representatives, as well as through our employee sales representatives. We are unable to predict the extent to which our distributors and manufacturers’ representatives will be successful in marketing and selling our products. Moreover, many of our distributors and manufacturers’ representatives and distributors also market and sell competing products. Our relationships with our representatives and distributors may be terminated by either party at any time. As part of a change in strategy, in order to more effectively manage sales representatives performance, in 2010 we terminated our relationships with a substantial number of our manufacturing representatives in the United States and have replaced them with additional employee representatives. We continue to evaluate our sales strategy and may make further changes in the future, which may include terminating additional manufacturing representatives. Our future performance will depend, in part, on our ability to attract additional distributors or manufacturers’ representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products, and on our ability to effectively transition sales efforts from our terminated U.S. manufacturing representatives to our employee sales representatives. If we cannot retain our current distributors or manufacturers’ representatives or recruit additional or replacement distributors or manufacturers’ representatives, or effectively manage the transition from our terminated U.S. manufacturing representatives to our employee sales representatives, our sales and operating results will be harmed.
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
     We are required to assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act. Even though our system of internal controls has achieved compliance with Section 404, we need to maintain our processes and systems and adapt them as our business changes and we rearrange management responsibilities and reorganize our business accordingly. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes and as we acquire other companies, our internal controls may become more complex and we may require more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.

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
Our indebtedness could adversely affect our financial health and our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and imposes significant restrictions on our business.
     We have a $350 million revolving credit facility of which $339 million is currently available for borrowings. Borrowings under our senior credit agreement are secured by substantially all of our assets. Subject to restrictions in our senior credit agreement, we may incur additional indebtedness. Our ability to borrow under the credit facility expires on December 1, 2011.
     If we were to borrow substantial amounts under our revolving credit facility or otherwise incur significant additional indebtedness, it could have important consequences including:
•	increasing our vulnerability to adverse general economic and industry conditions;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy, payment of dividends and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in the economy and the semiconductor industry and placing us at a competitive disadvantage compared to our competitors with less indebtedness; and

•	making it more difficult to borrow additional funds in the future to fund working capital, capital expenditures and other purposes.
     In addition, our senior credit agreement contains a number of covenants imposing significant restrictions on our business, including limitations on our ability to make investments and acquisitions and sell assets, as well as requiring us to meet a financial ratio test. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.
     The breach of covenants or restrictions in our credit agreement could result in a default under the agreement. If we are unable to repay amounts due under the credit facility when due or in the event of a default, the lenders under our senior credit agreement could proceed against the collateral securing that debt. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. While we are actively negotiating a new credit agreement with a view to replacing our existing revolving credit facility on or prior to its expiration in December 2011, we may be unable to negotiate a new revolving credit facility on acceptable terms or at all.
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
     Our corporate affairs are governed by our memorandum and articles of association and by the laws governing corporations incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our board of directors under Singapore law are different from those applicable to a corporation incorporated in the United States. Therefore, our public shareholders may have more difficulty in protecting their interest in connection with actions taken by our management, members of our board of directors or our principal shareholder than they would as shareholders of a corporation incorporated in the United States.
For a limited period of time, our directors have general authority to allot and issue new ordinary shares on terms and conditions as may be determined by our board of directors in its sole discretion.
     Under Singapore law, we may only allot and issue new ordinary shares with the prior approval of our shareholders in a general meeting. At our 2010 annual general meeting of shareholders, our shareholders provided our directors with the general authority to allot and issue any number of new ordinary shares until the earlier of (i) the conclusion of our 2011 annual general meeting, (ii) the expiration of the period within which the next annual general meeting is required to be held (i.e., within 15 months from the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders acting at a duly noticed and convened meeting. At our 2011 annual general meeting of shareholders, scheduled to occur on March 30, 2011, we plan to ask our shareholders to provide us with similar general authority to allot and issue new ordinary shares until our 2012 annual general meeting of shareholders or the date by which it is required by law to be held, unless earlier revoked by our shareholders. Subject to the general authority to allot and issue new ordinary shares provided by our shareholders, the provisions of the Singapore Companies Act and our memorandum and articles of association, our board of directors may allot and issue new ordinary shares on terms and conditions as they may think fit to impose. Any additional issuances of new ordinary shares by our directors may adversely impact the market price of our ordinary shares.
Risks Relating to Owning Our Ordinary Shares
Influence of our Sponsors could adversely affect our other shareholders.
     Investment funds affiliated with KKR and investment funds affiliated with Silver Lake together beneficially own approximately 22.1% of our outstanding ordinary shares through their ownership of Bali Investments S.àr.l, our principal shareholder, and Seletar Investments Pte. Ltd., or Seletar, and Geyser Investment Pte. Ltd., or Geyser, beneficially own approximately 2.9% and 1.9% of our outstanding ordinary shares, respectively (based on the number of ordinary shares outstanding as of March 4, 2011). In addition, pursuant to the terms of our Second Amended and Restated Shareholder Agreement, or the Shareholder Agreement, KKR and Silver Lake, which we refer to as the Sponsors, or their respective affiliates, can elect their respective designees to serve as members of our board of directors. The Sponsors will continue to have a significant influence over our board of directors and our affairs for the foreseeable future, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. This will limit the ability of other shareholders to influence corporate matters and, as a result, we may take actions that our non-Sponsor shareholders do not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for their ordinary shares.
     Prior to December 10, 2010 we were a “controlled company” under the rules of The Nasdaq Global Select Market, as Bali, Seletar and Geyser, together referred to as the Sponsor Group, elected to file as a group with the SEC, with respect to their collective ownership of our ordinary shares. As of December 10, 2010, the Sponsor Group ceased to own a majority of our outstanding ordinary shares, and we ceased to be a “controlled company” under the rules of The Nasdaq Global Select Market. As a result, our board of directors will be required to be composed of a majority of independent directors and our compensation committee and our nominating and corporate governance committee will be required to be comprised entirely of independent directors, subject to the applicable transition periods prescribed by The Nasdaq Global Select Market.
At times, our share price has been volatile and it may fluctuate substantially in the future, which could result in substantial losses for our investors.
     The trading price of our ordinary shares has at times fluctuated significantly since our initial public offering, or IPO, in August 2009. The trading price of our ordinary shares could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others, many of which are beyond our control, including:
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
     Sales of a substantial number of our ordinary shares in the public market, including by members of our management, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity securities.
     As of March 4, 2011, approximately 66.3 million outstanding ordinary shares are subject to the contractual transfer restrictions in our Shareholder Agreement, which is described under “Certain Relationships and Related Party Transactions — Second Amended and Restated Shareholder Agreement — Transfer Restrictions” in the definitive proxy statement for our 2011 annual general meeting of shareholders. These shares are also subject to lock-up agreements that holders of the shares have signed with the underwriter of the secondary offering of our ordinary shares that was completed on March 4, 2011, under which they have agreed not to sell, transfer or dispose of, directly or indirectly, any shares of our ordinary shares or any securities convertible into or exercisable or exchangeable for ordinary shares without the prior written consent of Deutsche Bank Securities and Barclays Capital Inc. until March 30, 2011. The underwriters of that offering may, in their sole discretion, release all or some portion of the shares subject to the 30-day lock-up agreements prior to expiration of such period, and the Company and the Sponsors may decide to waive the restrictions in the Shareholder Agreement.
     As of March 4, 2011, holders of approximately 66.3 million ordinary shares are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement with us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. If we register the sale of additional shares to raise capital, and are required to include shares held by these holders in such registration pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
     In addition, shares issued pursuant to our equity incentive plans, including such shares issued to members of our management, may be freely sold in the public market upon vesting and issuance, subject to the restrictions provided under the terms of the plan and option agreement under which they were issued, applicable securities law and our insider trading policy.
There can be no assurance that we will continue to declare cash dividends or declare them in any particular amounts.
     Notwithstanding that we recently adopted a cash dividend policy, there can be no assurance that we will declare cash dividends in the future or in any particular amounts. The actual declaration and payment of any future dividend is subject to the approval of our board of directors and our dividend policy could change at any time. The payment of cash dividends is restricted under the terms of our senior credit agreement, applicable law and our corporate structure. Pursuant to Singapore law and our articles of association, no dividends may be paid except out of our profits. Also, because we are a holding company, our ability to pay cash dividends on our ordinary shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of our credit agreement. In addition to these constraints, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as our earnings levels, capital requirements, contractual restrictions, cash position and overall financial condition and any other factors deemed relevant by our board of directors.
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
     In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
     Being a public company makes it expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on committees of our board of directors, and qualified executive officers.
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
Item 3. Defaults Upon Senior Securities
     None.

Item 5. Other Information
2011 Annual Cash Bonus Plan for Executives and Severance Agreement
     On March 8, 2011, the Compensation Committee of the board of directors of Avago Technologies Limited, or the Board, elected to bifurcate the Company’s annual cash incentive bonus plan for fiscal year 2011 for executives and for non-executives, and adopted separate plans for each of these two groups of employees. Other than as described below, the new 2011 Performance Bonus Plan for Executive Employees (including our named executive officers) remains substantially similar to the original 2011 annual cash incentive bonus plan approved by the Compensation Committee in December 2010. Under the new plan, to the extent that our Compensation Committee determines that Mr. Hock Tan, our President and Chief Executive Officer, has achieved individual performance at a level greater than 100%, the Compensation Committee may, in its discretion, elect to pay the amount of the bonus that is attributable to his individual performance in excess of 100% in the form of an equity award under our 2009 Equity Incentive Award Plan, of a type and on such terms and conditions as the Compensation Committee shall determine. The target bonus levels for our named executive officers under the plan remain the same as for Fiscal Year 2010, other than for Ms. Patricia McCall, our Vice President and General Counsel. The Compensation Committee approved an increase in Ms. McCall’s target bonus level from 40% to 50% of her of base salary. The new 2011 Performance Bonus Plan for Executive Employees is filed as an exhibit to this Quarterly Report on Form 10-Q.
     In addition, on March 9, 2011, upon approval of the Compensation Committee, we entered into a Severance Agreement with Bryan Ingram, Senior Vice President and General Manager, Wireless Semiconductor Division. This agreement provides Mr. Ingram with severance in the event of the termination of his employment without cause, because of death or disability or a resignation by him for good reason, provided that, in each case, Mr. Ingram executes and does not revoke a general release of all claims against us and our affiliates within 60 days of any such termination. If the termination of employment without cause, because of death or disability or resignation for good reason takes place within 12 months following a change in control, we will provide Mr. Ingram with (a) 12 months of continued salary payments commencing on the sixtieth day following his separation from us, (b) an amount equal to 100% of the lesser of Mr. Ingram’s prior year’s bonus or target bonus payable in 12 monthly installments commencing on the sixtieth day following his separation from us, (c) 12 months accelerated vesting for those options held by Mr. Ingram which would otherwise vest based upon the passage of time and his continued employment, and (d) the payment of continued health, dental and vision insurance premiums for Mr. Ingram and any covered dependents for 12 months, or, if earlier, until Mr. Ingram is covered under similar plans of a new employer. If Mr. Ingram’s termination of employment without cause, because of death or disability or a resignation for good reason takes place other than in connection with a change in control, Mr. Ingram is entitled to (a) nine months of continued salary payments commencing on the sixtieth day following his separation from us, (b) an amount equal to the lesser of 50% of his prior year’s bonus or target bonus payable in nine monthly installments commencing on the sixtieth day following his separation from us, and (c) the payment of continued health, dental and vision insurance premiums for Mr. Ingram and any covered dependents for six months, or, if earlier, until Mr. Ingram is covered under similar plans of a new employer.

Changes to Board of Directors
     Effective as of March 9, 2011, James A. Davidson, David M. Kerko and Bock Seng Tan resigned as members of the Board. The departure of these directors is due to a re-organization of the Board resulting from the recent secondary offerings of our ordinary shares by our sponsor shareholders. There were no disagreements between any of these directors and the Company.
     Messrs. Davidson and Kerko were director designees of Silver Lake and KKR, respectively, and Mr. Bock Seng Tan was originally the director designee of Seletar. Pursuant to the terms of Avago’s Second Amended and Restated Shareholder Agreement, following the sale by Bali Investments S.àr.l, of Avago ordinary shares in a secondary offering in February 2011, Silver Lake and KKR are each currently entitled to designate only one member to the Board (prior to the offering they were each entitled to designate two directors). Seletar ceased to be entitled to designate a member to the Board following its sale of Avago ordinary shares in a secondary offering in December 2010.
     Messrs. Davidson, Kerko and Bock Seng Tan were nominated for re-election to the Board at the upcoming Avago Technologies Limited Annual General Meeting of Shareholders, or the 2011 AGM, scheduled to take place on March 30, 2011. In connection with their resignations from the Board (i) each of Messrs. Davidson, Kerko and Bock Seng Tan has withdrawn as a candidate for re-election as a director at the 2011 AGM, (ii) the Board has decided not to fill the vacancies created by their resignations and no other nominees for election will be named in any of their places and (iii) in light of the valuable service Mr. Kerko provided to the Company during his tenure as a director, the Board accelerated the vesting and exercisability of 10,000 of the 30,000 unvested option shares held by him to the effective date of his resignation.
     No votes received to date in respect of the re-election of Messrs. Davidson, Kerko and Bock Seng Tan at the 2011 AGM will be counted for or against the election of these directors and the proxies will not be voted in respect of their election at the 2011 AGM. The remaining seven incumbent directors named in Avago Technologies Limited’s definitive proxy statement for the 2011 AGM, or the proxy statement, continue as nominees for election at the 2011 AGM. Information regarding those incumbent directors is contained in the proxy statement, which was distributed to our shareholders and filed with the SEC on February 22, 2011.
Dividend
     On March 9, 2011, the Board declared an interim quarterly cash dividend on its ordinary shares of $0.08 per share, payable on March 30, 2011 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on March 18, 2011.
Amendment to Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries (Amended and Restated Effective as of April 14, 2006)
     On March 9, 2011, the Board approved an amendment, effective immediately, to the Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries, as amended and restated effective as of February 25, 2008 and as further amended on July 27, 2009, eliminating entirely (i) the call rights, rights of first refusal and bring along rights in favor of us and our controlling shareholders, and the put rights in favor of the non-employee option holder, share purchase right holder or non-employee shareholder upon such individual’s death or permanent disability or, in some instances, termination of service and (ii) the restrictions on the ability of non-employee option holders, share purchase right holders or non-employee shareholders to transfer, sell or otherwise dispose of our ordinary shares prior to the fifth anniversary of the date of grant. These provisions were removed with respect to our employees by the July 2009 amendment of the plan.

Item 6. Exhibits

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
3.1	Memorandum and Articles of Association	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	August 14, 2009

4.1	Second Amended and Restated Shareholder Agreement, dated August 11, 2009, among Avago Technologies Limited, Silver Lake Partners II Cayman, L.P., Silver Lake Technology Investors II Cayman, L.P., Integral Capital Partners VII, L.P., KKR Millennium Fund (Overseas), Limited Partnership, KKR European Fund, Limited Partnership, KKR European Fund II, Limited Partnership, KKR Partners (International), Limited Partnership, Capstone Equity Investors LLC, Avago Investment Partners, Limited Partnership, Bali Investments S.àr.l., Seletar Investments Pte Ltd, Geyser Investment Pte. Ltd. and certain other Persons	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	August 14, 2009

10.1†	Avago FY 2011 Performance Bonus Plan for Executive Employees, effective November 1, 2010			X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS††	XBRL Instance Document			X

101.SCH††	XBRL Schema Document			X

101.CAL††	XBRL Calculation Linkbase Document			X

101.LAB††	XBRL Labels Linkbase Document			X

101.PRE††	XBRL Presentation Linkbase Document			X

†	Indicates a management contract or compensatory plan or arrangement.

††	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at October 31, 2010 and January 30, 2011, (ii) Unaudited Condensed Consolidated Statements of Income for the quarters ended January 31, 2010 and January 30, 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the quarters ended January 31, 2010 and January 30, 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVAGO TECHNOLOGIES LIMITED
By:	/s/ Douglas R. Bettinger
Douglas R. Bettinger
Senior Vice President and Chief Financial Officer

Date: March 10, 2011