Form 10-Q
period 2011-05-01
Avago Technologies LTD
filed 2011-06-09
CIK 1441634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34428
Avago Technologies Limited
(Exact Name of Registrant as Specified in Its Charter)

Singapore	N/A
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1 Yishun Avenue 7
Singapore 768923	N/A
(Address of Principal Executive Offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of June 3, 2011 there were 246,742,106 shares of our ordinary shares, no par value per share, outstanding.

AVAGO TECHNOLOGIES LIMITED
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 1, 2011

Page
PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3. Defaults Upon Senior Securities	47
Item 5. Other Information	47
Item 6. Exhibits	47
SIGNATURES	50
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	October 31,	May 1,
	2010 (1)	2011
ASSETS

Current assets:
Cash and cash equivalents	$561	$596
Trade accounts receivable, net	285	289
Inventory	189	194
Other current assets	52	49

Total current assets	1,087	1,128
Property, plant and equipment, net	281	285
Goodwill	172	177
Intangible assets, net	573	538
Other long-term assets	44	49

Total assets	$2,157	$2,177

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$198	$206
Employee compensation and benefits	82	62
Accrued interest	12	—
Capital lease obligations — current	2	2
Other current liabilities	41	26
Current portion of long-term debt	230	—

Total current liabilities	565	296

Long-term liabilities:
Capital lease obligations — non-current	4	4
Other long-term liabilities	83	86

Total liabilities	652	386

Commitments and contingencies (Note 11)

Shareholders’ equity:
Ordinary shares, no par value; 239,888,231 shares and 246,186,797 shares issued and outstanding on October 31, 2010 and May 1, 2011, respectively	1,450	1,518
Retained earnings	59	276
Accumulated other comprehensive loss	(4)	(3)

Total shareholders’ equity	1,505	1,791

Total liabilities and shareholders’ equity	$2,157	$2,177

(1)	Amounts as of October 31, 2010 have been derived from audited financial statements as of that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share data)

	Quarter Ended		Six Months Ended
	May 2,	May 1,	May 2,	May 1,
	2010	2011	2010	2011
Net revenue	$515	$560	$971	$1,110
Cost of products sold:
Cost of products sold	268	271	515	536
Amortization of intangible assets	14	14	29	28

Total cost of products sold	282	285	544	564

Gross margin	233	275	427	546
Research and development	70	76	134	149
Selling, general and administrative	48	55	94	105
Amortization of intangible assets	6	5	11	11
Restructuring charges	1	1	2	1

Total operating expenses	125	137	241	266

Income from operations	108	138	186	280
Interest expense	(8)	(1)	(19)	(4)
Loss on extinguishment of debt	—	(1)	(24)	(20)
Other income (expense), net	(1)	1	(2)	1

Income before income taxes	99	137	141	257
Provision for income taxes	9	2	13	3

Net income	$90	$135	$128	$254

Net income per share:
Basic:
Net income per share	$0.38	$0.55	$0.54	$1.04

Diluted:
Net income per share	$0.37	$0.54	$0.52	$1.01

Weighted average shares :
Basic	238	245	237	245

Diluted	246	252	244	252

Dividends declared and paid per share	$—	$0.08	$—	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Six Months Ended
	May 2,	May 1,
	2010	2011
Cash flows from operating activities:
Net income	$128	$254

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79	79
Amortization of debt issuance costs	1	—
Loss on extinguishment of debt	8	6
Loss on disposal of property, plant and equipment	1	1
Share-based compensation	11	16
Tax benefits from share-based compensation	—	8
Excess tax benefits from share-based compensation	(1)	(2)
Changes in assets and liabilities, net of acquisition:
Trade accounts receivable, net	(63)	(3)
Inventory	(16)	(5)
Accounts payable	7	15
Employee compensation and benefits	4	(20)
Other current assets and current liabilities	(14)	(30)
Other long-term assets and long-term liabilities	11	(1)

Net cash provided by operating activities	156	318

Cash flows from investing activities:
Purchase of property, plant and equipment	(27)	(51)
Acquisition and investments, net of cash acquired	(1)	(9)
Proceeds from disposal of property, plant and equipment	1	—

Net cash used in investing activities	(27)	(60)

Cash flows from financing activities:
Debt repayments	(364)	(230)
Payment on capital lease obligation	(1)	(2)
Issuance of ordinary shares	19	44
Excess tax benefits from share-based compensation	1	2
Dividend payments to shareholders	—	(37)

Net cash used in financing activities	(345)	(223)

Net increase (decrease) in cash and cash equivalents	(216)	35
Cash and cash equivalents at the beginning of period	472	561

Cash and cash equivalents at end of period	$256	$596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview and Basis of Presentation
Overview
     Avago Technologies Limited, or the “Company”, was organized under the laws of the Republic of Singapore in August 2005. We are the successor to the Semiconductor Products Group, or SPG, of Agilent Technologies, Inc., or Agilent. On December 1, 2005, we acquired substantially all of the assets of SPG from Agilent for $2.7 billion, or the SPG Acquisition.
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
     References herein to “we”, “our”, “us” and “Avago” are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires.
Basis of Presentation
     Fiscal Periods. We operate on a 52/53-week fiscal year ending on the Sunday closest to October 31. Our first quarter of fiscal year 2011 ended on January 30, 2011, the second quarter ended on May 1, 2011, the third quarter will end on July 31, 2011 and the fourth quarter will end on October 30, 2011.
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
     The operating results for the quarter and six months ended May 1, 2011 are not necessarily indicative of the results that may be expected for the year ending October 30, 2011, or fiscal year 2011, or for any other future period. The balance sheet data as of October 31, 2010 presented is derived from the audited financial statements as of that date.
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
     We sell our products through our direct sales force and distributors. No customer accounted for 10% or more of our net accounts receivable balance at October 31, 2010 or May 1, 2011. For both the quarter and six months ended May 1, 2011, no single customer represented 10% or more of net revenue. One customer represented 10% of net revenue for both the quarter and six months ended May 2, 2010.
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
     Diluted net income per share for the quarter and six months ended May 2, 2010 and the quarter and six months May 1, 2011 excluded the potentially dilutive effect of weighted-average options, restricted share units, or RSUs, and employee share purchase plan, or ESPP, rights to purchase 4 million, 3 million, 1 million and less than 1 million ordinary shares, respectively, as their effect was antidilutive.
     The following is a reconciliation of the denominators of the basic and diluted net income per share computations for the periods presented (in millions, except per share data):

	Quarter Ended		Six Months Ended
	May 2,	May 1,	May 2,	May 1,
	2010	2011	2010	2011
Net income (Numerator):
Net income	$90	$135	128	254

Shares (Denominator):
Basic weighted average ordinary shares outstanding	238	245	237	245
Add: Incremental shares for:
Dilutive effect of share options	8	7	7	7

Shares used in diluted computation	246	252	244	252

Net income per share:
Basic:
Net income per share	$0.38	$0.55	$0.54	$1.04

Diluted:
Net income per share	$0.37	$0.54	$0.52	$1.01

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
     The following table summarizes the changes in our warranty accrual (in millions):

Balance as of November 1, 2009 — included in other current liabilities	$7
Charged to cost of products sold	11
Utilized	—

Balance as of May 2, 2010 — included in other current liabilities	$18

Balance as of October 31, 2010 — included in other current liabilities	$17
Adjustment to estimate — released to cost of products sold	(4)
Utilized	(2)

Balance as of May 1, 2011 — included in other current liabilities	$11

     During the first six months of fiscal year 2010, we recorded a warranty-related charge of $11 million based on one specific quality issue impacting multiple customers. See Note 11. “Commitments and Contingencies” for further details.

Recently Adopted Accounting Guidance
     In the first quarter of fiscal year 2011, the guidance issued by the Financial Accounting Standards Board, or FASB, on the milestone method of revenue recognition became effective. The new guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. A milestone is substantive when the consideration earned from achievement of the milestone is commensurate with either (a) the vendor’s performance to achieve the milestone or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone and the consideration earned from the achievement of a milestone relates solely to past performance and is reasonable relative to all of the deliverables and payment terms (including other potential milestone considerations) within the arrangement. The guidance may be applied retrospectively to all arrangements or prospectively to milestones achieved after the effective date. The adoption of this guidance did not have a significant impact on our results of operations and financial position.
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
Recent Accounting Guidance Not Yet Adopted
     In May 2011, the FASB issued Accounting Standard Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and the International Accounting Standards Board, or IASB, issued International Financial Reporting Standard, or IFRS, 13, Fair Value Measurement (together, the new guidance). The new guidance amends U.S. GAAP and is a new standard under IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. The new guidance will be effective for our second quarter of fiscal year 2012, with early adoption prohibited. We are currently assessing the impact that this guidance will have on our results of operations and financial position.
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

2. Inventory
     Inventory consists of the following (in millions):

	October 31,	May 1,
	2010	2011
Finished goods	$61	$45
Work-in-process	96	112
Raw materials	32	37

Total inventory	$189	$194

3. Acquisition
     During the first quarter of fiscal year 2011, we acquired a U.S.-based company engaged in the manufacturing of integrated circuits for approximately $8 million in cash. The purchase price was allocated to the acquired net assets based on preliminary estimates of fair values as follows: total assets of $8 million, including intangible assets of $4 million and goodwill of $5 million. The intangible assets are being amortized over their useful lives ranging from 5 to 15 years. The unaudited condensed consolidated financial statements include the results of operations of the acquired business commencing as of the acquisition date. Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition were not material to our prior financial statements.
4. Goodwill and Intangible Assets
Goodwill
     The following summarizes the changes in goodwill (in millions):

Balance as of October 31, 2010	$172
Goodwill acquired during the period (Note 3. “Acquisition”)	5

Balance as of May 1, 2011	$177

Intangible Assets
          Amortizable purchased intangibles consist of the following (in millions):

	Gross Carrying	Accumulated
	Amount	Amortization	Net Book Value
As of October 31, 2010:
Purchased technology	$727	$(290)	$437
Customer and distributor relationships	254	(120)	134
Other	4	(2)	2

Total	$985	$(412)	$573

As of May 1, 2011:
Purchased technology	$728	$(318)	$410
Customer and distributor relationships	257	(131)	126
Other	4	(2)	2

Total	$989	$(451)	$538

     The following table presents the amortization of purchased intangible assets (in millions):

	Quarter Ended		Six Months Ended
	May 2,	May 1,	May 2,	May 1,
	2010	2011	2010	2011
Cost of products sold	$14	$14	$29	$28
Operating expenses	6	5	11	11

Total	$20	$19	$40	$39

     During the quarter ended January 30, 2011, we recorded $4 million in intangible assets with a weighted-average amortization period of 14 years in conjunction with an acquisition. See Note 3. “Acquisition.”
     Based on the amount of intangible assets subject to amortization at May 1, 2011, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2011 (remainder)	$39
2012	77
2013	77
2014	77
2015	76
2016	59
Thereafter	133

$538

     The weighted-average amortization periods remaining by intangible asset category at May 1, 2011 were as follows (in years):

Amortizable intangible assets:
Purchased technology	8
Customer and distributor relationships	7
Other	23
5. Borrowings
     Our borrowings as of October 31, 2010 and May 1, 2011 consist of the following (in millions):

	October 31,	May 1,
	2010	2011
11 7/8% Senior Subordinated Notes due 2015	$230	$—

	230	—
Less: Current portion of long-term debt	230	—

Long-term debt	$—	$—

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
Revolving Credit Facility
     During the quarter ended May 1, 2011, we terminated our existing revolving credit facility. There were no outstanding loan borrowings under the existing revolving credit facility at the time of termination. This termination resulted in a loss on extinguishment of debt of $1 million, related to the write-off of debt amortization costs and other related expenses.
     In connection with the termination of our revolving credit facility, on March 31, 2011, Avago Technologies Finance Pte. Ltd., or, Avago Finance, and certain other subsidiaries of the Company entered into a new credit agreement with a syndicate of financial institutions. The credit agreement provides for a $200 million unsecured, revolving credit facility. The credit agreement has a term of four years. The credit agreement includes (i) financial covenants requiring Avago Finance to maintain a maximum leverage ratio and a minimum interest coverage ratio; (ii) customary restrictive covenants (subject, in each case, to certain exceptions and amounts) that limit Avago Finance’s ability to, among other things, create liens, merge or consolidate with and into other persons, and sell assets; (iii) customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments; and (iv) customary representations and warranties. In addition, Avago Finance has the ability, at any time, to increase the aggregate commitments under the credit agreement from $200 million to $300 million subject to the condition that no default or event of default shall have occurred and be continuing and other terms and conditions set forth in the credit agreement, and the receipt of sufficient commitments for such increase from the lenders. Certain subsidiaries of the Company guarantee the revolving credit facility. The credit agreement also provides for the issuance of letters of credit of up to $40 million in the aggregate, which reduces the available borrowing capacity under the revolving credit facility on a dollar for dollar basis. As of May 1, 2011, we had no borrowings outstanding under the new revolving credit facility and were in compliance with the financial covenants.
6. Fair Value
     Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level hierarchy is applied to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
     The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:
     Level 1—Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include money market funds, time deposits, bank acceptances and investment funds—deferred compensation plan assets. We measure money market funds and investment funds at quoted market price as they are traded in an active market with sufficient volume and frequency of transactions. Time deposits are highly liquid with maturities of ninety days or less. Bank acceptances are highly liquid with maturities of one hundred and eighty days or less. Due to their short-term maturities, we have determined that the fair value of time deposits and bank acceptances should be their face value.
     Level 2—Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. We did not have any Level 2 asset or liability activities during the quarter ended May 1, 2011.
     Level 3—Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. Level 3 assets and liabilities include cost method investments, goodwill, amortizable intangible assets, and property, plant and equipment, which are measured at fair value using a discounted cash flow approach when they are impaired. We did not have any Level 3 asset or liability activities during the quarter ended May 1, 2011.

Assets Measured at Fair Value on a Recurring Basis
     The table below sets forth by level our financial assets that were accounted for at fair value as of May 1, 2011. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions).

		Fair Value
		Measurement
		as of May 1,
		2011 Using
		Quoted Prices
	Portion of Carrying	In Active
	Value Measured at	Market For
	Fair Value as of May	Identical Assets
	1, 2011	(Level 1)
Money Market Funds (1)	$89	$89
Time deposits (1)	277	277
Investment Funds — Deferred Compensation Plan Assets (2)	5	5
Bank acceptances (2)	1	1

Total assets measured at fair value	$372	$372

(1)	Included in cash and cash equivalents in our unaudited condensed consolidated balance sheet

(2)	Included in other current assets in our unaudited condensed consolidated balance sheet
     During the quarter and six months ended May 1, 2011, there were no material transfers between Level 1 and Level 2 fair value instruments.
Assets Measured at Fair Value on a Nonrecurring Basis
     There were no nonfinancial assets or liabilities measured at fair value as of May 1, 2011.
Fair Value of Other Financial Instruments
     The following table presents the carrying amounts and fair values of financial instruments as of October 31, 2010 and May 1, 2011 (in millions):

	October 31, 2010		May 1, 2011
			Carrying
	Carrying Value	Fair Value	Value	Fair Value
Fixed rate debt	$230	$247	$—	$—
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

     We filed a prospectus supplement, dated February 28, 2011, with the SEC relating to sale of 25,000,000 of our ordinary shares by certain of our shareholders in a registered public offering, or the February Offering. This transaction closed on March 4, 2011 and 25,000,000 shares were sold to the public at a price per share of $32.50 including a $0.55 per share discount to the underwriters. We did not receive any proceeds from the sale of shares sold in the February Offering.
Dividends
     We paid a cash dividend of $0.08 per share, or $20 million in total in the second fiscal quarter and have paid aggregate dividends of $37 million during the first six months of fiscal year 2011.
Share-Based Compensation
     The following table summarizes share-based compensation expense related to share-based awards granted to employees, directors, and non-employees for the quarters and six months ended May 2, 2010 and May 1, 2011 (in millions):

	Quarter Ended		Six Months Ended
	May 2,	May 1,	May 2,	May 1,
	2010	2011	2010	2011
Cost of products sold	$1	$1	$1	$2
Research and development	2	3	3	6
Selling, general and administrative	3	5	7	8

Total share-based compensation expense	$6	$9	$11	$16

     The weighted-average assumptions utilized for our Black-Scholes valuation model for options and ESPP rights granted during the quarters and six months ended May 2, 2010 and May 1, 2011 are as follows:

	Options		Options		ESPP	ESPP
	Quarter Ended		Six Months Ended		Quarter Ended	Six Months Ended

	May 2,	May 1,	May 2,	May 1,	May 1,	May 1,
	2010	2011	2010	2011	2011	2011
Risk-free interest rate	2.6%	2.2%	2.6%	2.2%	0.2%	0.2%
Dividend yield	0%	0.86%	0%	0.85%	0.43%	0.21%
Volatility	44.0%	44.0%	45.0%	44.0%	40.0%	41.0%
Expected term (in years)	5.0	5.0	5.0	5.0	0.5	0.5
     The dividend yield of zero, for the quarter and six months ended May 2, 2010 is based on the fact that we did not intend to pay cash dividends as of the respective option grant dates during those periods. The dividend yield for the quarter and six months ended May 1, 2011 is based on the dividend yield as of the respective option grant dates. Expected volatility is based on the combination of historical volatility of guideline publicly traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. Our computation of expected term was based on data, such as the data of peer companies and company-specific attributes that we believe could affect employees’ exercise behavior.
     Based on the above assumptions, the weighted-average fair values of the options granted under the share option plans for the quarters ended May 2, 2010 and May 1, 2011 were $7.97 and $12.30, respectively, and $7.60 and $12.21 for the six months ended May 2, 2010 and May 1, 2011. The weighted-average fair values of the rights to purchase shares in the ESPP for the quarter and six months ended May 1, 2011 were $7.86 and $7.03, respectively. RSUs were first granted in the fourth quarter of fiscal year 2010. The weighted-average fair value of RSUs granted under the 2009 Equity Incentive Award Plan for the quarter and six months ended May 1, 2011 was $32.39.
     Total compensation cost related to unvested options as of May 1, 2011 was $108 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. Total unrecognized compensation cost related to the ESPP as of May 1, 2011 was $1 million, which is expected to be recognized over the remaining 4 months of the current offering period under the ESPP. Total compensation cost related to unvested RSUs as of May 1, 2011 was $14 million, which is expected to be recognized over the remaining weighted-average service period of 4 years.

Share Option Plans
     A summary of option award activity related to our equity incentive plans follows (in millions, except years and per share amounts):

	Awards Outstanding
				Weighted-
			Weighted-	Average
	Awards		Average	Remaining	Aggregate
	Available for	Number	Exercise Price	Contractual Life	Intrinsic
	Grant	Outstanding	Per Share	(in years)	Value
Balance as of October 31, 2010	14	23	$11.50	7.41	$307
Granted	(4)	4	$32.11
Exercised	—	(6)	$6.61

Balance as of May 1, 2011	10	21	$16.24	7.38	$354

Vested as of May 1, 2011		5	$9.09	6.19	$126
Vested and expected to vest as of May 1, 2011		19	$15.68	17.78	$334
     The following table summarizes the ranges of outstanding and exercisable option awards as of May 1, 2011 (in millions, except years and per share amounts):

	Awards Outstanding			Awards Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	Life (in years)	Per Share	Exercisable	Per Share
$0.00-5.00	3	4.72	$4.97	2	$4.96
5.01-10.00	2	7.60	$9.13	1	$9.00
10.01-15.00	7	7.06	$11.82	2	$11.00
15.01-20.00	2	8.60	$17.60	—	$17.77
20.01-25.00	4	9.25	$20.53	—	$20.48
25.01-30.00	—	9.69	$28.52	—	$—
30.01-35.00	3	6.87	$32.38	—	$—

Total	21	7.38	$16.24	5	$9.09

     As of May 1, 2011, we had 0.5 million RSUs outstanding, which are not included in the above summaries.
Employee Share Purchase Plan
     The ESPP currently has 8 million shares authorized to be issued. The ESPP consists of successive six-month offering periods and permits eligible employees to purchase ordinary shares through payroll deductions, at the end of each offering period, at a price equal to the lesser of 85% of the fair market value of the ordinary shares at either the beginning or ending of the relevant offering period. Under the ESPP, employees purchased 0.2 million shares for aggregate consideration of $3 million in the second quarter of fiscal year 2011. The next purchase date under the ESPP is scheduled to occur in the fourth quarter of fiscal year 2011. As at May 1, 2011, 7.8 million shares remained available for issuance under the ESPP.
8. Income Taxes
     For the quarter ended May 1, 2011, we recorded an income tax provision of $2 million compared to $9 million for the quarter ended May 2, 2010. For the six months ended May 1, 2011 we recorded an income tax provision of $3 million compared to $13 million for the six months ended May 2, 2010. In February, 2010, the Malaysian government granted us a tax holiday on our qualifying Malaysian income, which is effective for ten years beginning with our fiscal year 2009. As a result of receiving this tax incentive, we wrote down deferred tax assets of $6 million during the quarter ended May 2, 2010 that we previously recorded in this jurisdiction. The tax provision for the six months ended May 1, 2011 included the recognition of a tax benefit as a result of U.S. legislation enacted in the first quarter of fiscal year 2011 retroactively reinstating the research and development tax credit.
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
10. Related Party Transactions
Kohlberg Kravis Roberts & Co., or KKR, and Silver Lake Partners, or Silver Lake
     As of May 1, 2011, KKR and Silver Lake together, the Sponsors, indirectly owned approximately 20.3% of our shares. Prior to March 18, 2011, KKR, Silver Lake, held our shares indirectly through their ownership of Bali Investments S.àr.l, or Bali. On March 18, 2011, in connection with the liquidation of Bali, Bali distributed our ordinary shares held by it to its shareholders, including KKR and Silver Lake.
Capstone Consulting
     Capstone Consulting, or Capstone, an affiliate of KKR was granted options to purchase 800,000 ordinary shares with an exercise price of $5.00 per share on February 3, 2006. These options were no longer subject to variable accounting as 700,000 of the option shares vested by the end of the first quarter of fiscal year 2010 and performance targets related to the remaining 100,000 option shares were not met and these 100,000 options shares did not vest. In connection with our initial public offering in August 2009, and secondary public offerings of our shares in January 2010 and August 2010, Capstone exercised and sold an aggregate of 222,949 option shares, in respect of which we received aggregate option exercise proceeds of $1 million. During the first half of fiscal year 2011, Capstone exercised and sold an aggregate of 169,103 option shares in secondary public offerings of our shares in December 2010 and January 2011, in respect of which we received aggregate option exercise proceeds of $1 million. Capstone exercised this option with respect to the remaining 307,948 shares on February 2, 2011, as a result of which we received aggregate options exercise proceeds of $2 million.
Bali Investments S.àr.l, Seletar Investments Pte. Ltd. and Geyser Investment Pte. Ltd.
     In connection with a secondary offering in January 2010, selling shareholders Bali Investments S.àr.l, Geyser Investments Pte. Ltd. and Seletar Investment Pte. Ltd. agreed to reimburse the Company for certain expenses of that offering that amounted to less than $1 million.
Flextronics
     Mr. James A. Davidson, a director of the Company until March 9, 2011, also serves as a director of Flextronics International Ltd., or Flextronics. In the ordinary course of business, on an arm’s length basis, we sell certain of our products to Flextronics.
Hewlett-Packard Company
     Mr. John R. Joyce, a director of the Company until March 26, 2010, also serves as a director of Hewlett-Packard Company, or Hewlett-Packard. In the ordinary course of business, on an arm’s length basis, we sell certain of our products to Hewlett-Packard. We also use Hewlett-Packard as a service provider for information technology services.
PMC Sierra, Inc.
     Mr. James Diller, a director of the Company and the chairman of its board of directors, also serves on the board of directors of PMC Sierra, Inc., or PMC Sierra, as vice-chairman. In the ordinary course of business, on an arm’s length basis, we sell certain of our products to PMC Sierra.

Unisteel Technology Limited
     Funds affiliated with KKR own substantially all the outstanding shares of Unisteel Technology Limited or Unisteel. We purchase certain materials from Unisteel, in the ordinary course of business on an arm’s length basis.
WIN Semiconductor Corp.
     Mr. John Min-Chih Hsuan, who became a director of the Company on February 14, 2011, is also a director of WIN Semiconductor Corp., one of our third-party contract manufacturers with whom we do business in the ordinary course, on an arms’ length basis.
Wistron Corporation
     Mr. John Min-Chih Hsuan, a director of the Company, is also a director of Wistron Corporation, one of our customers. In the ordinary course of business, on an arms’ length basis, we sell certain of our products to Wistron Corporation.
Transactions and balances with our related parties were as follows (in millions):

	Quarter Ended			Six Months Ended
	May 2,		May 1,	May 2,		May 1,
	2010		2011	2010		2011
Net revenue:
Flextronics[2]	$24		$40	$59		$68
Hewlett-Packard Company[1]	6		—	12		—
Wistron Corporation[3]	—		1	—		1

Operating expenses:
Hewlett-Packard Company[1]	$4		—	$6		—
Capstone (Share-based compensation)	—	*	—	—	*	—
Unisteel Technology Limited	—	*	— *	—	*	— *
WIN Semiconductor Corp.[4]	—		20	—		20

	October 31,	May 1,
	2010	2011
Receivables:
Flextronics[2]	$13	$21
Seletar Investments Pte. Ltd.	— *	—
Wistron Corporation[3]	—	1

	October 31,		May 1,
	2010		2011
Payables:
KKR	$—	*	$—
Silver Lake	—	*	—
Unisteel Technology Limited	—	*	— *
WIN Semiconductor Corp.[4]	—		9

*	Represents amounts less than $0.5 million.

[1]	Amounts represent net revenue and operating expense transactions with Hewlett-Packard through the quarter ended May 2, 2010. Hewlett-Packard ceased to be a related party after the second quarter of fiscal year 2010.

[2]	Amounts represent net revenue transactions with Flextronics through the quarter and six months ended May 1, 2011 and accounts receivable balance as of May 1, 2011. Flextronics ceased to be a related party after the second quarter of fiscal year 2011.

[3]	Amounts represent net revenue transactions with Wistron Corporation for the quarter ended May 1, 2011 and accounts receivable balance as of May 1, 2011. Wistron Corporation became a related party during second quarter of fiscal year 2011.

[4]	Amounts represent operating expense transactions with WIN Semiconductor Corp. for the quarter ended May 1, 2011 and accounts payable balance as of May 1, 2011. WIN Semiconductor Corp. became a related party during second quarter of fiscal year 2011.
11. Commitments and Contingencies
Commitments
     Purchase Commitments. We have unconditional purchase obligations which include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
     Debt. Estimated future interest expense payments related to our revolving credit facility include payments on our commitment fees. See Note 5. “Borrowings.”
     The following table sets forth changes in our commitments as of May 1, 2011 for the fiscal periods noted (in millions).

		2011
	Total	(remainder)	2012	2013	2014	2015	2016	Thereafter
Debt	$3	—	$1	$1	$1	$—	$—	$—
Purchase commitments	54	54	—	—	—	—	—	—
     There were no other substantial changes to our contractual commitments during the first half of fiscal year 2011 from those disclosed in our Annual Report on Form 10-K for fiscal year 2010.
Contingencies
     From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, certain pending disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc., or TriQuint, filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. TriQuint subsequently withdrew those claims with respect to three of those four patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. We filed our answer and initial counterclaim on September 17, 2009, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents and filed additional counterclaims on March 25, 2010 for the misappropriation of Avago trade secrets. On October 16, 2009, TriQuint filed its answer to our initial counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. While the court dismissed TriQuint’s antitrust counterclaims on procedural grounds on March 16, 2010, TriQuint filed a motion to file an amended pleading for its anti-trust claims, which was granted on August 3, 2010. We intend to defend this lawsuit vigorously, and future actions may include the assertion by us of additional claims or counterclaims against TriQuint related to our intellectual property portfolio.
     In addition, on February 8, 2010, PixArt Imaging Inc., or PixArt, filed an action against us in the U.S District Court, Northern District of California seeking a determination of whether PixArt is licensed to use our portfolio of patents for optical finger navigation products pursuant to an existing cross-license agreement between us and PixArt, which license is limited to optical mouse and optical mouse trackball products. We did not license to PixArt our patents for optical finger navigation products. We intend to defend this action vigorously and to seek to have the scope of the cross-license agreement properly construed by the court as excluding such products. We also filed a counterclaim against PixArt on March 31, 2010, asserting that PixArt has breached the terms of the cross-license agreement between the parties. We are seeking a determination that PixArt is not licensed to use our portfolio of patents for optical finger navigation products, damages in an unspecified amount, termination for breach, or rescission, of the license agreement and attorneys fees.
     On March 15, 2010 we filed a patent infringement action against ST Microelectronics NV, or ST Microelectronics, in the Eastern District of Texas for infringement of four of our patents related to optical navigation devices. We amended the complaint on July 6, 2010 adding infringement of a fifth optical navigation related patent to the action. We are seeking injunctive relief, damages in an unspecified amount, treble damages for willful infringement and attorneys fees. In response, ST Microelectronics filed a patent infringement action against us in the Northern District of Texas alleging that our sales of certain optical navigation devices infringed two ST Microelectronics’ patents. ST Microelectronics is seeking injunctive relief and damages in an unspecified amount. ST Microelectronics filed a second suit against us on November 5, 2010 in the Northern District of California alleging certain anticompetitive actions by us in the optical navigation sensor market. ST Microelectronics is seeking injunctive and compensatory relief under the Sherman Act and the Clayton Act and Attorneys fees. On January 4, 2011, we filed a motion to dismiss ST Microelectronics’ claims relating to anticompetitive actions by us and on April 11, 2011, the court ordered a stay of this matter pending resolution of the patent litigation in the Eastern District of Texas. We intend to defend these lawsuits vigorously, and future actions may include the assertion by us of additional claims or counterclaims against ST Microelectronics related to our intellectual property portfolio.
     We have not yet been able to determine whether that an unfavorable outcome is probable or reasonably possible and have not been able to reasonably estimate the amount or range of any possible loss. As a result, no amounts have been accrued or disclosed in the accompanying unaudited condensed consolidated financial statements with respect to these legal proceedings.
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
     During fiscal year 2009 we identified another product quality issue with a particular component, took steps to correct the quality issue and notified our customers. Though the expected failure rate of the product was not 100%, based on our quality tests, we have offered to replace all such components used or still held by our customers. We recorded charges of $6 million during fiscal year 2009 related to this product quality issue, based on the progress of discussions with our customers and our evaluation of the best estimate of our exposure related to this matter, which covered costs to scrap inventory of such components held by us and costs associated with providing replacement parts to customers. During fiscal year 2010, we recorded additional charges of $11 million to cover customer claims for reimbursements of costs incurred by such customers related to this product quality issue and also during fiscal year 2010, we reached final settlement agreements with certain customers on this product quality issue. The final settlement amounts approximate the estimated accrued warranty obligations for those customers. In addition, we made $2 million of cash settlement payments in connection with these agreements during fiscal year 2010, resulting in a $2 million decrease in the warranty accrual for this product quality issue during the same period. During the first half of fiscal year 2011, we reached additional final settlement agreements with certain customers, made $1 million of cash settlement payments and shipped $1 million of replacement parts in connection with these agreements, resulting in a $2 million decrease in the warranty accrual for this product quality issue during the period. In addition, following these additional settlements, we reassessed our overall exposure relating to this product quality issue based on the estimates of unknown and known claims, including our estimate of any remaining replacement parts exposure, and reduced the warranty accrual we previously recorded by $4 million. We presently believe that amounts we have recorded in our financial statements will be adequate to resolve any warranty obligations related to this issue, although this assessment is subject to change based on the ultimate resolution of this matter with remaining customers. However, we continue to have discussions with affected customers on the matter and although we have made our best estimate of the expected warranty obligation based on available information, we could record further charges in future periods based on the ultimate resolution of this matter with such customers.
Indemnifications to Hewlett-Packard and Agilent
     Agilent has given multiple indemnities to Hewlett-Packard Company in connection with its activities prior to its spin-off from Hewlett-Packard Company in June 1999 for the businesses that constituted Agilent prior to the spin-off. As the successor to the SPG business of Agilent, we have acquired responsibility for indemnifications related to assigned intellectual property agreements. Additionally, when we completed the acquisition of SPG from Agilent in December 2005, we provided indemnities to Agilent with regard to Agilent’s conduct of the SPG business prior to the SPG acquisition. In our opinion, the fair value of these indemnifications is not material and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification obligations.
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
12. Subsequent Events
     We filed a prospectus supplement, dated May 31, 2011, with the SEC relating to sale of 25,000,000 of our ordinary shares by certain of our shareholders in a registered public offering, or the May Offering. This transaction closed on June 3, 2011. We did not receive any proceeds from the sale of shares sold in the May Offering.
     On June 8, 2011, the Board of Directors of Avago Technologies Limited, or the Board of Directors, declared an interim cash dividend on the Company’s ordinary shares of $0.09 per share, payable on June 30, 2011 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on June 17, 2011.
     On June 8, 2011, our Board of Directors authorized the repurchase of up to 15 million of the Company’s outstanding ordinary shares, not to exceed $500 million of its ordinary shares, in the aggregate, pursuant to the shareholder approval of the Company’s 2011 share purchase mandate received at the Company’s 2011 Annual General Meeting on March 30, 2011, or the 2011 Share Purchase Mandate. Pursuant to the 2011 Share Purchase Mandate, the Company, upon authorization of the Board of Directors, is authorized to repurchase approximately 24.6 million ordinary shares (representing 10% of the outstanding shares on the date of the 2011 Annual General Meeting), in open market transactions or pursuant to equal access schemes, prior to the date on which the 2012 Annual General Meeting of the Company is held or is required by law to be held. The Company may not repurchase more than 15 million of ordinary shares, or more than $500 million of the Company’s ordinary shares, without further action by the Board of Directors. Share repurchases, if any, will be made in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice.

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
Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, valuation of long-lived assets, intangible assets and goodwill, inventory valuation and warranty reserves, accounting for income taxes and share-based compensation.
     There have been no significant changes in our critical accounting policies during the quarter and six months ended May 1, 2011 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K.

Results from Operations
Quarter and Six Months Ended May 1, 2011 Compared to Quarter and Six Months Ended May 2, 2010
     The following tables set forth our results of operations for the quarters and six months ended May 1, 2011 and May 2, 2010.

	Quarter Ended
	May 2,	May 1,	May 2,	May 1,
	2010	2011	2010	2011
	(In millions)		(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	$515	$560	100%	100%
Cost of products sold:
Cost of products sold	268	271	52	48
Amortization of intangible assets	14	14	3	3

Total cost of products sold	282	285	55	51

Gross margin	233	275	45	49
Research and development	70	76	14	14
Selling, general and administrative	48	55	9	10
Amortization of intangible assets	6	5	1	1
Restructuring charges	1	1	—	—

Total operating expenses	125	137	24	25

Income from operations	108	138	21	24
Interest expense	(8)	(1)	(2)	—
Loss on extinguishment of debt	—	(1)	—	—
Other income (expense), net	(1)	1	—	—

Income before income taxes	99	137	19	24
Provision for income taxes	9	2	2	—

Net income	$90	$135	17%	24%

	Six Months Ended
	May 2,	May 1,	May 2,	May 1,
	2010	2011	2010	2011
	(In millions)		(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	$971	$1,110	100%	100%
Costs and expenses:
Cost of products sold:
Cost of products sold	515	536	53	48
Amortization of intangible assets	29	28	3	3

Total cost of products sold	544	564	56	51

Gross margin	427	546	44	49
Research and development	134	149	14	13
Selling, general and administrative	94	105	10	10
Amortization of intangible assets	11	11	1	1
Restructuring charges	2	1	—	—

Total operating expenses	241	266	25	24

Income from operations	186	280	19	25
Interest expense	(19)	(4)	(2)	—
Loss on extinguishment of debt	(24)	(20)	(2)	(2)
Other income (expense), net	(2)	1	—	—

Income before income taxes	141	257	15	23
Provision for income taxes	13	3	2	—

Net income	$128	$254	13%	23%

     Net revenue. Net revenue was $560 million for the quarter ended May 1, 2011, compared to $515 million for the quarter ended May 2, 2010, an increase of $45 million or 9%. Net revenue was $1,110 million for the six months ended May 1, 2011, compared to $971 million for the six months ended May 2, 2010, an increase of $139 million or 14%. Net revenue increased primarily due to strength in the industrial and automotive electronics and wired infrastructure target markets in the quarter and six months ended May 1, 2011. The increase in net revenue was also due to significantly improved general economic conditions in the quarter and six months ended May 1, 2011, compared to the corresponding periods in 2010, as well as, we believe, gains in market share in our three largest target markets.

     Our three largest target markets, by revenue, are wireless communications, industrial and automotive electronics and wired infrastructure, with computer and consumer computing peripherals typically representing a much smaller percentage of our overall net revenues. The percentage of total net revenue generated by sales into each of our target market varies from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality. The first fiscal quarter is typically our lowest revenue and cash generating quarter due, in part, to holiday shut downs at many original equipment manufacturer, or OEM, customers and distributors, and the first half of the fiscal year tends to generate lower revenues than the second half. We saw a return to this typical seasonality during the first half of fiscal year 2011. During the second quarter of fiscal year 2011, a devastating earthquake and subsequent tsunami struck Japan, a critical area for manufacturing many components important for the semiconductor supply chain. These events did not have a significant effect on our own business in the second fiscal quarter. However, we believe these events may cause semiconductor suppliers, manufacturers and customers to reevaluate many of the supply chain flows that are critical to their businesses, which may affect our business in the future.
     Net revenue by target market data is derived from our understanding of our end customers’ primary markets, and was as follows:

	Quarter Ended			Six Month Ended
	May 2,	May 1,		May 2,	May 1,
% of net revenue	2010	2011	Change	2010	2011	Change
Wireless communications	38%	36%	(2)%	38%	37%	(1)%
Industrial and automotive electronics	29	30	1	27	30	3
Wired infrastructure	24	29	5	25	28	3
Consumer and computing peripherals	9	5	(4)	10	5	(5)

Total net revenue	100%	100%		100%	100%

	Quarter Ended			Six Month Ended
	May 2,	May 1,		May 2,	May 1,
Net revenue (in millions)	2010	2011	Change	2010	2011	Change
Wireless communications	$197	$203	$6	$369	$405	$36
Industrial and automotive electronics	147	167	20	264	333	69
Wired infrastructure	123	160	37	244	313	69
Consumer and computing peripherals	48	30	(18)	94	59	(35)

Total net revenue	$515	$560	$45	$971	$1,110	$139

     Net revenue from wireless communications products increased, in absolute dollars, in both the second quarter and the first six months of the fiscal year 2011 compared with the corresponding prior year periods due to continued strength in mobile handset sales. The growth of key platforms in next-generation smart phones at leading new and existing OEM customers, which incorporate many of our proprietary products such as 3G radio frequency front-end devices drove this revenue growth. The slight decrease in net revenue as a percentage of net revenues was due, primarily, to the strength in our industrial and automotive electronics and wired infrastructure products.
     Net revenue from industrial and automotive electronics products increased substantially, in absolute dollars and as a percentage of net revenue, in both the second quarter and first six months of fiscal year 2011 compared with the corresponding prior year periods. The increase was in large part due to the effects of recovery in general economic conditions. The growth in this target market was broad based, with particular strength in sales of optocouplers, industrial fiber optic transceivers and motion encoders. We also continued to benefit from increased spending on and new uses for our devices in applications such as inverters, servo machine tools, factory automation and infrastructure applications including renewable energy, smart power grid installations and transportation, in both developed economies and in emerging economies such as China.
     Net revenue from wired infrastructure products increased substantially, in absolute dollars and as a percentage of net revenue, in both the second quarter and first six months of fiscal year 2011, compared with the corresponding prior year periods, as spending on enterprise networking data centers, storage systems and core routing improved. We also introduced a number of new fiber optic transceivers and designed new ASICs in the first six months of fiscal year 2011, compared with the corresponding prior year period, which also contributed to the increase in revenue. However, we believe that the growth in our fiber optics transceiver business was partially offset by a temporary weakness in our ASIC business due to inventory adjustments by some of our data networking customers in the quarter ended May 1, 2011.
     Net revenue from consumer and computing peripheral products decreased, in absolute dollars and as a percentage of net revenue, in the second quarter and first six months of fiscal year 2011 compared with the corresponding periods in 2010. This reflected a decline in sales of optical sensors used in optical mice and sales of motion encoders used in applications such as optical disc drives and printers in the second quarter and first six months of fiscal year 2011. We also believe that some customers continued to work through excess optical disc drive inventory during the quarter ended May 1, 2011. Net revenue from this target market during these periods was also affected by seasonal softness in the personal computer and printer market.

     Gross margin. Gross margin was $275 million for the quarter ended May 1, 2011 compared to $233 million for the quarter ended May 2, 2010, an increase of $42 million or 18%. As a percentage of net revenue, gross margin increased to 49% for the quarter ended May 1, 2011 from 45% for the quarter ended May 2, 2010. Gross margin was $546 million for the six months ended May 1, 2011 compared to $427 million for the six months ended May 2, 2010, an increase of $119 million or 28%. As a percentage of net revenue, gross margin increased to 49% for the six months ended May 1, 2011 from 44% for the six months ended May 2, 2010. The increase in gross margin percentage was attributable to continuing improvements in product mix. During both the quarter and six months ended May 1, 2011, compared to the quarter and six months ended May 2, 2010, a higher proportion of our net revenue was from products sold into the industrial and automotive electronics target market and from sales of our proprietary products, which generally earn higher margins than our other products. During the quarter and six months ended May 1, 2011, we also released warranty accruals of $4 million arising from our assessment of the remaining exposure for a certain product quality issue identified in the second quarter of fiscal year 2009, as discussed in Note 11 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
     Research and development. Research and development expense was $76 million for the quarter ended May 1, 2011, compared to $70 million for the quarter ended May 2, 2010, an increase of $6 million or 9%. As a percentage of net revenue, research and development expenses remained flat at 14% for the quarter ended May 1, 2011 compared to the quarter ended May 2, 2010. The increase in absolute dollars was attributable to $3 million increase in research and development project consumables and test hardware, $2 million increase in salary and employee benefits expense related to increase in headcount, $2 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our Employee Share Purchase Plan, or ESPP, and $1 million increase in depreciation expense related to capital expenditures supporting research and development efforts, partially offset by a $1 million decrease in accrued incentive compensation expense and a $1 million decrease in equipment repair expense, compared to the quarter ended May 2, 2010. The first six month purchase period under our ESPP began in September 2010 and ended in March 2011.
     Research and development expense was $149 million for the six months ended May 1, 2011, compared to $134 million for the six months ended May 2, 2010, an increase of $15 million or 11%. As a percentage of net revenue, research and development expenses decreased slightly to 13% for the six months ended May 1, 2011 from 14% for the six months ended May 2, 2010. The increase in absolute dollars was attributable to $7 million increase in research and development project consumables and test hardware, $4 million increase in salary and employee benefits expense related to increase in headcount, $3 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our ESPP and $2 million increase in depreciation expense related to capital expenditures supporting research and development efforts, partially offset by a $2 million decrease in equipment repair expense and a $1 million decrease in accrued incentive compensation expense, compared to the six months ended May 2, 2010.
     Selling, general and administrative. Selling, general and administrative expense was $55 million for the quarter ended May 1, 2011 compared to $48 million for the quarter ended May 2, 2010, an increase of $7 million or 15%. As a percentage of net revenue, selling, general and administrative increased slightly to 10% for the quarter ended May 1, 2011 compared to 9% for the quarter ended May 2, 2010. The increase in absolute dollars was primarily attributable to a $3 million increase in legal expenses related to offensive litigation matters initiated in fiscal year 2010, $3 million increase in salary expense related to increase in headcount and $2 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our ESPP, partially offset by a $1 million decrease in accrued incentive compensation expense, compared to the quarter ended May 2, 2010.
     Selling, general and administrative expense was $105 million for the six months ended May 1, 2011 compared to $94 million for the six months ended May 2, 2010, an increase of $11 million or 12%. As a percentage of net revenue, selling, general and administrative remained flat at 10% for the six months ended May 1, 2011 compared to the six months ended May 2, 2010. The increase in absolute dollars was primarily attributable to a $6 million increase in salary expense related to increase in headcount, $5 million increase in legal expenses related to offensive litigation matters initiated in fiscal year 2010 and $2 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our ESPP, partially offset by a $3 million reduction of incentive compensation expense related to final payments of employee bonuses for fiscal year 2010, compared to the six months ended May 2, 2010.
     Amortization of intangible assets. Total amortization of intangible assets incurred was $19 million and $20 million for the quarters ended May 1, 2011 and May 2, 2010, respectively. Total amortization of intangible assets incurred was $39 million and $40 million for the six months ended May 1, 2011 and May 2, 2010, respectively.
     Restructuring charges. We incurred $1 million of restructuring charges in each of the quarter and six months ended May 1, 2011, compared to restructuring charges of $1 million and $2 million for the quarter and six months ended May 2, 2010, respectively.
     Interest expense. Interest expense was $1 million for the quarter ended May 1, 2011, compared to $8 million for the quarter ended May 2, 2010, which represents a decrease of $7 million or 88%. Interest expense was $4 million for the six months ended May 1, 2011, compared to $19 million for the six months ended May 2, 2010, which represents a decrease of $15 million or 79%. The decrease was primarily due to the redemption of the remaining $230 million aggregate principal amount of our outstanding senior subordinated notes in the quarter ended January 30, 2011.
     Loss on extinguishment of debt. During the six months ended May 1, 2011, we redeemed $230 million aggregate principal amount of our senior subordinated notes. The redemption of the senior subordinated notes resulted in a loss on extinguishment of debt of $19 million. During the quarter ended May 1, 2011, we replaced our existing revolving credit facility with a new revolving credit facility. This resulted in a loss on extinguishment of debt of $1 million, primarily related to the write-off of debt amortization costs. During the six months ended May 2, 2010, we redeemed $318 million aggregate principal amount of our senior fixed rate notes and the remaining $46 million aggregate principal amount of our senior floating rate notes. The redemption of the senior fixed rate notes and senior floating rate notes resulted in a loss on extinguishment of debt of $24 million during the six months ended May 2, 2010. See Note 5 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
     Other income (expense), net. Other income (expense), net includes interest income, currency gains (losses) on balance sheet remeasurement and other miscellaneous items. Other income, net was $1 million each for the quarter and six months ended May 1, 2011, respectively, compared to other expense, net of $1 million and $2 million for the quarter and six months ended May 2, 2010, respectively.
     Provision for income taxes. We recorded income tax expense of $2 million and $3 million for the quarter and six months ended May 1, 2011, compared to $9 million and $13 million for the quarter and six months ended May 2, 2010, respectively. In February, 2010, the Malaysian government granted us a tax holiday on our qualifying Malaysian income, which is effective for ten years beginning with our fiscal year 2009. As a result of receiving this tax incentive, we wrote down deferred tax assets of $6 million during the quarter ended May 2, 2010 that we previously recorded in this jurisdiction. The tax provision for the six months ended May 1, 2011 included the recognition of a tax benefit as a result of U.S. legislation enacted in the first quarter of fiscal year 2011 retroactively reinstating the research and development tax credit in the United States for 2011.
Backlog
     Our sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, canceled or modified on relatively short notice, and in most cases without substantial penalty. Therefore, we believe that purchase orders or backlog are not a reliable indicator of future sales.
Seasonality
     We are affected by seasonal trends in the semiconductor and related industries. We typically experience sequentially lower revenues in the first fiscal half of the year. Our revenue in the second half of the fiscal year is typically higher than our revenue in the first half of the fiscal year due to seasonality in two of our target markets, consumer and computing peripherals and wireless communications. These target markets typically experience seasonality due to the “back to school” and calendar year-end holiday selling seasons.
Liquidity and Capital Resources
     Our primary sources of liquidity as at May 1, 2011, consisted of: (1) approximately $596 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our new $200 million revolving credit facility, which is committed until March 31, 2015, all of which is available to be drawn.
     Our short-term and long-term liquidity requirements primarily arise from: (i) working capital requirements and (ii) research and development and capital expenditure needs, including acquisitions from time to time. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
     Our ability to service any indebtedness we may incur, under our revolving credit facility, or otherwise, will also depend on our ability to generate cash in the future. If we do not retain a sufficient amount of cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our financial condition and our business could suffer. We may seek to obtain debt or equity financing in the future. However, we cannot assure that such additional financing will be available on terms acceptable to us or at all.
     In December 2010, we paid $258 million for the redemption of our remaining $230 million senior subordinated notes at a redemption price of 105.938% of their principal amount, and accrued and unpaid interest thereon up to, but not including, the redemption date.
     In December 2010, we paid our first interim cash dividend of $0.07 per share, or approximately $17 million in total. In March 2011, we paid an interim cash dividend of $0.08 per share, or approximately $20 million in total and on June 8, 2011, our board of directors declared an interim cash dividend of $0.09 per ordinary share, payable on June 30, 2011 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on June 17, 2011.
     On March 31, 2011, Avago Technologies Finance Pte. Ltd, or Avago Finance, and certain other subsidiaries of the Company entered into a credit agreement that provides for a $200 million unsecured, senior revolving credit facility, and for the issuance of letters of credit of up to $40 million in the aggregate, which reduce the available borrowing capacity under the revolving credit facility on a dollar for dollar basis. Certain subsidiaries of the Company guarantee the revolving credit facility. The credit agreement has a term of four years. The credit agreement includes (i) financial covenants requiring Avago Finance to maintain a maximum leverage ratio and a minimum interest coverage ratio; (ii) customary restrictive covenants (subject, in each case, to certain exceptions and amounts) that limit Avago Finance’s ability to, among other things, create liens, merge or consolidate with and into other persons, and sell assets; (iii) customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments; and (iv) customary representations and warranties. In addition, Avago Finance has the ability, at any time, to increase the aggregate commitments under the credit agreement from $200 million to $300 million subject to the condition that no default or event of default shall have occurred and be continuing and other terms and conditions set forth in the credit agreement, and the receipt of sufficient commitments for such increase from the lenders. Avago Finance has agreed to pay the lenders a commitment fee at a rate per annum that varies based on the credit rating of Avago Finance’s long-term unsecured debt or Avago Finance’s corporate credit rating, as applicable, referred to as the Public Debt Rating. Interest rates on outstanding borrowings under the credit agreement will also vary based on Avago Finance’s Public Debt Rating. Any downgrades in such credit ratings would adversely affect the cost of maintaining, and borrowing under, the revolving credit facility.
     We anticipate that our capital expenditures for fiscal year 2011 will be higher than for fiscal year 2010 due to spending on mask sets for new ASIC designs and capacity expansion in both our Fort Collins, Colorado and Singapore internal fabrication facilities. We believe that our cash and cash equivalents on hand, and cash flows from operations, combined with availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next 12 months. As of May 1, 2011, we were in compliance with the covenants under our credit agreement, and based on current outlook, we expect to be in compliance with such covenants over the next 12 months.
     In summary, our cash flows were as follows (in millions):

	Six Months Ended
	May 2,	May 1,
	2010	2011
Net cash provided by operating activities	$156	$318
Net cash used in investing activities	(27)	(60)
Net cash used in financing activities	(345)	(223)

Net increase (decrease) in cash and cash equivalents	$(216)	$35

Cash Flows for the Six Months Ended May 1, 2011 and May 2, 2010
Operating Activities
     Net cash provided by operating activities during the six months ended May 1, 2011 was $318 million. The net cash provided by operating activities was principally due to net income of $254 million and non-cash charges of $108 million, partially offset by changes in operating assets and liabilities of $44 million. The non-cash charges of $108 million included $79 million for depreciation and amortization, $16 million of share-based compensation, $8 million in tax benefits from share-based compensation and $6 million of debt issuance costs written off in connection with our debt redemption. Net income was also reduced by $14 million for the premium paid on our debt redemption which is included in the $19 million loss on extinguishment of debt in the unaudited condensed consolidated statement of operations.
     Accounts receivable increased to $289 million at the end of the second quarter of fiscal year 2011 from $285 million at the end of fiscal year 2010. The number of days sales outstanding increased to 47 days at May 1, 2011 from 45 days at October 31, 2010 due to linearity of revenue. We use the current quarter revenue and accounts receivable at quarter end in our calculation of number of days sales outstanding.
     Inventory increased to $194 million at May 1, 2011 from $189 million at the end of fiscal year 2010. The number of days of inventory on hand increased to 65 days at May 1, 2011 compared to 61 days at October 31, 2010. We use the current quarter cost of products sold and inventory at quarter end in our calculation of days on hand of inventory.
     Current liabilities decreased to $296 million at the end of the second quarter of fiscal year 2011 from $565 million at the end of fiscal year 2010, mainly due to the redemption of $230 million of long-term debt that was classified as current at October 31, 2010 (as it had been irrevocably called for redemption before the fiscal year end) and decreases in employee compensation and benefits accruals and accrued interest, offset by an increase in accounts payable. Employee compensation and benefits decreased to $62 million from $82 million at fiscal year 2010 mainly due to payments made under our employee bonus plan in respect of fiscal year 2010 performance. Accrued interest decreased to less than $1 million from fiscal year 2010 mainly due to the debt redemption and semi-annual interest payments made during the first half of fiscal year 2011. Accounts payable increased to $206 million from $198 million at the end of fiscal year 2010 mainly due to timing of disbursements.
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
     Accounts receivable at the end of the second quarter of fiscal year 2010 increased by $63 million, or 34%, from the amount at the end of fiscal year 2009. The number of days sales outstanding increased to 44 days at May 2, 2010 from 40 days at November 1, 2009 due to linearity of revenue. We use the current quarter revenue and accounts receivable at quarter end in our calculation of number of days sales outstanding.
     Inventory increased to $178 million at May 2, 2010 from $162 million at the end of fiscal year 2009. The number of days of inventory on hand slightly decreased from 62 days at November 1, 2009 to 60 days at May 2, 2010. We use the current quarter cost of products sold and inventory at quarter end in our calculation of days on hand of inventory.
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
Investing Activities
     Net cash used in investing activities for the six months ended May 1, 2011 was $60 million, primarily due to purchases of property, plant and equipment of $51 million, in connection with the expansion of our manufacturing facilities in Fort Collins, Colorado, and in Singapore and $8 million related to a business acquisition completed in the first six months of fiscal year 2011.
     Net cash used in investing activities for the six months ended May 2, 2010 was $27 million, due to purchases of property, plant and equipment.
Financing Activities
     Net cash used in financing activities for the six months ended May 1, 2011 was $223 million. The net cash used in financing activities was principally due to the redemption of the remaining $230 million in principal amount of senior subordinated notes and $37 million in payments of cash dividends to shareholders, partially offset by $44 million provided by the issuance of ordinary shares upon the exercise of options and purchases under our ESPP.
     Net cash used in financing activities for the six months ended May 2, 2010 was $345 million. The net cash used in financing activities was principally from the redemption of $318 million in principal amount of senior fixed rate notes and $46 million principal amount of senior floating rate notes, offset by $19 million provided by the issuance of ordinary shares upon the exercise of options.
Indebtedness
     As of May 1, 2011, we had $6 million of capital lease obligations. At such date, we had an additional $200 million of borrowing capacity available under our revolving credit facility.
Contractual Commitments
     See Note 11 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
     There were no other substantial changes to our contractual commitments during the first six months of fiscal year 2011 from those disclosed in our 2010 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at May 1, 2011 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Foreign Currency Derivative Instruments
     Gains from foreign currency transactions, as well as derivative instruments, were included in our unaudited consolidated statements of operations in the amounts of less than $1 million each, for the quarter and six months ended May 1, 2011, respectively, compared to losses of $2 million and $3 million, for the quarter and six months ended May 2, 2010, respectively.

Item 4.	Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of May 1, 2011. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of May 1, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.
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
     From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, certain pending disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. TriQuint subsequently withdrew those claims with respect to three of those four patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. We filed our answer and initial counterclaim on September 17, 2009, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents and filed additional counterclaims on March 25, 2010 for the misappropriation of Avago trade secrets. On October 16, 2009, TriQuint filed its answer to our initial counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. While the court dismissed TriQuint’s antitrust counterclaims on procedural grounds on March 16, 2010, TriQuint filed a motion to file an amended pleading for its anti-trust claims, which was granted on August 3, 2010. We intend to defend this lawsuit vigorously, and future actions may include the assertion by us of additional claims or counterclaims against TriQuint related to our intellectual property portfolio.
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
     On March 15, 2010 we filed a patent infringement action against ST Microelectronics NV in the Eastern District of Texas for infringement of four of our patents related to optical navigation devices. We amended the complaint on July 6, 2010 adding infringement of a fifth optical navigation related patent to the action. We are seeking injunctive relief, damages in an unspecified amount, treble damages for willful infringement and attorneys fees. In response, ST Microelectronics filed a patent infringement action against us in the Northern District of Texas alleging that our sales of certain optical navigation devices infringed two ST Microelectronics’ patents. ST Microelectronics is seeking injunctive relief and damages in an unspecified amount. ST Microelectronics filed a second suit against us on November 5, 2010 in the Northern District of California alleging certain anticompetitive actions by us in the optical navigation sensor market. ST Microelectronics is seeking injunctive and compensatory relief under the Sherman Act and the Clayton Act and attorneys fees. On January 4, 2011, we filed a motion to dismiss ST Microelectronics’ claims relating to anticompetitive actions by us and on April 11, 2011, the court ordered a stay of this matter pending resolution of the patent litigation in the Eastern district of Texas. We intend to defend these lawsuits vigorously, and future actions may include the assertion by us of additional claims or counterclaims against ST Microelectronics related to our intellectual property portfolio.
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
     A description of the risk factors associated with our business is set forth below. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2011. These risk factors, which could materially affect our business, financial conditions or results of operations, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations.
Risks Related to Our Business
We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.
     The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. For example, the global semiconductor market experienced substantial declines in 2001 and 2009, in each case beyond the declines experienced in the typical cycles experienced by the semiconductor industry, due in large part to deteriorating global economic conditions during those periods. Periods of industry downturns, including the recent economic downturn, have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, underutilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, resulting in an adverse effect on our business, financial condition and results of operations. Furthermore, poor or worsening global economic conditions may cause reductions in customer spending and could lead to the insolvency of key suppliers resulting in product delays, customer insolvencies, and also counterparty failures that may negatively impact our treasury operations, all of which may negatively affect our business, results of operations and financial condition. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable.
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
     We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication capacity, including sole sourcing for many components or products. For certain of our product families, substantially all of our revenue from those products is derived from semiconductors fabricated by external foundries such as Taiwan Semiconductor Manufacturing Company Ltd. and WIN Semiconductor Corp. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amertron Incorporated, the Hana Microelectronics Public Company Ltd. group of companies, and SAE Magnetics (HK) Ltd. The ability and willingness of our contract manufacturers to perform is largely outside of our control. If one or more of our contract manufacturers or other outsourcers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. If one of our suppliers, particularly a single-source supplier, ceases to, or is unable to, manufacture such a component or supply is otherwise constrained, we may be forced to re-engineer a product or we may fail to meet customer demand. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. For example, in the event that manufacturing capacity is reduced or eliminated at one or more facilities, including as a response by contract manufacturers to cycles in the semiconductor industry or as a result of unanticipated events such as the recent major earthquakes and tsunami in Japan, manufacturing could be disrupted, we could have difficulties fulfilling our customer orders, which could result in the payment of significant damages by us to our customers, and our net revenue could decline. In addition, if these third parties on whom we are highly reliant fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders and our net revenue could decline. In such events, our business, financial condition and results of operations would be adversely affected. As a result of the disaster in Japan, we are reviewing our supply chain and may seek to qualify second sources for some components and products. Qualifying such second sources may be a lengthy and potentially costly process.

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
A prolonged disruption of our manufacturing facilities or other significant operations could have a material adverse effect on our business, financial condition and results of operations.
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
     We are also dependent on various information technology systems, including, but not limited to, networks, applications, and outsourced services. We continually enhance and implement new systems and processes throughout our global operations. For example, we are planning to upgrade our primary enterprise resource planning, or ERP, system later this calendar year to provide for greater depth and breadth of functionality. Problems with transitioning to the upgraded system, or the failure of the upgraded system to operate effectively, could disrupt our operations and materially and adversely affect our business, financial condition, and results of operations by harming our ability to accurately forecast sales demand, manage our supply chain and production facilities, fulfill customer orders, and report financial and management information on a timely and accurate basis. In addition, due to the systemic internal control features within ERP systems, we may experience difficulties that could affect our internal control over financial reporting, which could create a significant deficiency or material weakness in our overall internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act.
Failure to adjust our supply chain volume due to changing market conditions or failure to accurately estimate our customers’ demand could adversely affect our results of operations.
     We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. Our results of operations could be harmed if we are unable to adjust our supply chain volume to address market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate, or by other unanticipated events such as the major earthquakes and tsunami that occurred in Japan in March 2011. The sale of our products is dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile and is subject to seasonality related to the holiday selling season, making demand difficult to anticipate. A number of our suppliers are located in Japan, and we believe that many of our customers also depend on suppliers of their own located in Japan. While we typically carry some additional inventory to meet the fluctuating demands of our customers, any delays in product delivery from Japanese suppliers may have an adverse effect on our ability to deliver our products to our customers, which could negatively impact our results of operations. In addition, even if we do not experience any delays in delivery from our Japanese suppliers, if our customers cannot timely source other components or materials from their suppliers in Japan, they may scale back their manufacturing, which would likely cause them to cancel or scale back their orders from us, and this may, in turn, adversely affect our results of operations.
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
In order to secure components for the production of our products, we may continue to enter into non-cancelable purchase commitments with vendors or make advance payments to suppliers, which could reduce our ability to adjust our inventory or expense levels to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for our products has decreased. Downturns in the semiconductor industry have in the past caused, and may in the future cause, our customers to reduce significantly the amount of products ordered from us. If demand for our products is less than we expect, we may experience excess and obsolete inventories and be forced to incur additional charges. Conversely, if OEMs order more of our products in any particular quarter than are ultimately required to satisfy end customer demand, inventories at these OEMs may grow in such quarter, which could adversely affect our product revenues in a subsequent quarter as such OEMs would likely reduce future orders until their inventory levels realign with end customer demand. In addition, because certain of our sales, research and development and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may decrease our gross margins and operating income.
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
     Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights, trademarks, service marks, trade secrets and similar intellectual property, as well as customary contractual protections with our customers, suppliers, employees and consultants, and through security measures to protect our trade secrets. We may be required to spend significant resources to monitor and protect our intellectual property rights and there can be no assurance that, even with significant expenditures, we will be able to protect our intellectual property rights. We are unable to predict that:
•	any of the patents and pending patent applications, trademarks, copyrights, trade secrets, know-how or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or, in the case of third-party intellectual property rights, licensed or sub-licensed to us, be licensed to others;

•	our intellectual property rights will provide competitive advantages to us;

•	rights previously granted by third parties to intellectual property rights licensed or assigned to us, including portfolio cross-licenses, will not hamper our ability to assert our intellectual property rights against potential competitors or hinder the settlement of currently pending or future disputes;

•	any of our pending or future patent, trademark or copyright applications will be issued or have the coverage originally sought; or

•	our intellectual property rights will be enforced in certain jurisdictions where competition may be intense or where legal protection may be weak.
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
     We are currently, and from time to time may be, subject to warranty or product liability claims that have lead, and may in the future lead, to significant expenses as we compensate affected customers for costs incurred related to product quality issues. For example, in the second quarter of 2009 we identified a product quality issue with a particular component that we took steps to correct, including notifying our customers and offering to replace such components. We are continuing our discussions with affected customers regarding this issue, and have compensated or otherwise rectified the issue with many of those customers. As at May 1, 2011, we had recorded an aggregate of $13 million in charges (including a reversal of warranty accrual of $4 million in the quarter ended May 1, 2011) associated with this issue, and may incur additional charges as we continue to work with our customers to resolve the matter.
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
     Some of our customers are material to our business and results of operations. During fiscal year 2010, no customer accounted for 10% or more of our net revenue, but our top 10 customers, which included five distributors, collectively accounted for 55% of our net revenue. During the first six months of fiscal year 2011, no customer accounted for 10% or more of our net revenue, but our top 10 customers, which included three distributors, collectively accounted for 53% of our net revenue. We believe our top customers’ purchasing power has given them the ability to make greater demands on their suppliers, including us. We expect this trend to continue, which we expect will result in our results of operations becoming increasingly sensitive to deterioration in the financial condition of, or other adverse developments related to, one or more of our significant customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. As a result, although our customers provide indications of their product needs and purchases on an annual basis, they generally purchase our products on a weekly or daily basis and the relationship, as well as particular orders, can be terminated at any time. We are in the process of changing our relationship with one of our global, full-line distributors, to make it a regional, full-line distributor, as we believe that the needs of our customers will be better served by having fewer global distributors. We believe that our existing sales channels will be able to absorb any sales that we would otherwise have been made to this distributor, however, if we are unable to supply sufficient product to remaining distributors end-customers may elect to buy competitors’ products. In addition, certain end-customers may be reluctant to change suppliers, which may induce them to purchase our competitors’ products from their current distributor. The loss of any of our major customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.
We generally do not have any long-term supply contracts with our contract manufacturers or materials suppliers and may not be able to obtain the products or raw materials required for our business, which could have a material adverse affect on our business.
     We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers, some of which are our single source suppliers for these materials. We purchase a significant portion of our semiconductor materials and finished goods from a few suppliers and contract manufacturers. For fiscal year 2010, we purchased 54% of the materials for our manufacturing processes from eight suppliers. For the first six months of fiscal year 2011, we purchased 56% of the materials for our manufacturing processes from seven suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers’ requirements or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
     Our manufacturing processes rely on many materials, including silicon and GaAs wafers, copper lead frames, precious metals, mold compound, ceramic packages and various chemicals and gases. From time to time, suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors. Although we believe that our current supplies of materials are adequate, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.
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
     Our gross margin is highly dependent on product mix, with proprietary products and products sold into our industrial and automotive target market typically providing higher gross margin than other products. A shift in sales mix away from our higher margin products could adversely affect our future gross margin percentages. Our margin may also be affected by fluctuations in commodity prices, either directly in the price of the raw materials we buy, or as a result of prices increases passed on to us by our suppliers. Many commodities prices, including those of gold and fuel, have risen significantly in recent months. We do not hedge our exposure to commodity prices and continued increases in commodities prices may adversely affect our gross margin.
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
     We sell our products throughout the world. In addition, as at May 1, 2011, approximately 67% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
     A significant legal risk associated with conducting business internationally is compliance with various and differing anti-corruption and anti-bribery laws and regulations of the countries in which we do business, including the U.S. Foreign Corrupt Practices Act, the recent U.K. Bribery Act and similar laws in China. In addition, the anti-corruption laws in various countries are constantly evolving and may, in some cases, conflict with each other. Our Code of Ethics and Business Conduct prohibit us and our employees from offering or giving anything of value to a government official for the purpose of obtaining or retaining business and from engaging in unethical business practices. However, there can be no assurance that all of our employees or agents will refrain from acting in violation of this and our related anti-corruption policies and procedures. Any such violation could have a material adverse effect on our business.
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
     Our factories, facilities and distribution system, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood, or other natural or man-made disasters. The majority of our facilities and those of our contract manufacturers are located in the Pacific Rim region, a region with above average seismic and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, primarily Korea, Malaysia, Singapore, Fort Collins, Colorado and San Jose, California, with the expertise of the personnel at each such location tending to be focused on one or two specific areas. Any catastrophic natural disaster in those regions or catastrophic loss or significant damage to any of our facilities in those regions would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility, and in some instances could significantly curtail our research and development efforts in a particular product area or target market. For example, we have a small manufacturing facility in Japan, which suffered minor damage as a result of the recent natural disaster in Japan and was shut down for several days due to the severe disruption to Japan’s infrastructure and rolling power outages caused by the disaster. In addition, any catastrophic loss at our Fort Collins, Colorado, San Jose, California, or Singapore facilities would materially and adversely affect our business.
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
     These transactions or any other acquisitions or dispositions involve risks and uncertainties. For example, the integration of acquired businesses may not be successful and could result in disruption to other parts of our business. In addition, the integration may require that we incur significant restructuring charges. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of these integrations may be further complicated by such factors as the size of the business or entity acquired, geographic distances, lack of experience operating in the geographic market or industry sector of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management’s attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business’ technology, difficulties in entering markets in which we have no or limited direct prior experience, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our potential inability to achieve the growth prospects and synergies expected from any such acquisition. Even when an acquired business has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all material issues that might arise with respect to such acquired assets.
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
     During fiscal year 2009, we pursued a number of restructuring initiatives designed to reduce costs and increase revenue across our operations, in large part due to the global economic downturn and related decline in demand for our customers’ products. These initiatives included significant workforce reductions in certain areas as we realigned our business, establishing certain operations closer in location to our global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and steps to attempt to further reduce our overhead costs. As a result of these initiatives, we incurred restructuring charges of $34 million in fiscal year 2009, $4 million in fiscal year 2010 and $1 million in the first six months of fiscal year 2011.
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
     We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We recognize revenues for sales to distributors upon delivery to the distributor. We limit distributor return rights and we allow limited price adjustments on sales to distributors. We provide reserves for distributor rights related to these limited stock returns and price adjustments. Sales to distributors accounted for 41% and 37% of our net revenue for fiscal year 2010 and the first six months of fiscal year 2011, respectively.
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

We rely on third-party distributors and manufacturers’ representatives, as well as our employee sales representatives, and the failure of these distributors or representatives to perform as expected could reduce our future sales.
We sell many of our products to customers through distributors and manufacturers’ representatives, as well as through our employee sales representatives. We are unable to predict the extent to which our distributors and manufacturers’ representatives will be successful in marketing and selling our products. Moreover, many of our distributors and manufacturers’ representatives and distributors also market and sell competing products. Our relationships with our representatives and distributors may be terminated by either party at any time. As part of a change in strategy, in order to more effectively manage sales representatives’ performance, in 2010 we terminated our relationships with a substantial number of our manufacturing representatives in the United States and have replaced them with additional employee representatives. In addition, in May 2011, we began the process of reducing the number of our global, full-line distributors, by changing one of them to a regional, full-line distributor. We continue to evaluate our sales and distribution strategies and may make further changes in the future. Our future performance will depend, in part, on our ability to attract additional distributors or manufacturers’ representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products, and on our ability to effectively manage distribution efforts by our remaining global, full-line distributors. If we cannot retain our current distributors or manufacturers’ representatives, recruit additional or replacement distributors or manufacturers’ representatives, or effectively manage changes to our sales and distributions strategies our sales and operating results will be harmed.
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
     We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. Even though, as at October 31, 2010, we concluded that our internal control over financial reporting was effective, we need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as we grow our business or acquire other businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.
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
A breach of our security systems may have a material adverse effect on our business.
          Our security systems are designed to maintain the physical security of our facilities and protect our customers’, suppliers’ and employees’ confidential information. Despite such efforts, we are subject to breach of security systems which may result in unauthorized access to our facilities and/or the information we are trying to protect. If unauthorized parties gain physical access to one of our facilities or electronic access to our information systems or such information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, profitability and financial condition.
Risks Relating to Investments in Singapore Companies
It may be difficult to enforce a judgment of U.S. courts for civil liabilities under U.S. federal securities laws against us, our directors or officers in Singapore.
     We are incorporated under the laws of the Republic of Singapore, and certain of our officers and directors are resident outside the United States. Moreover, a majority of our consolidated assets are located outside the United States. Although we are incorporated outside the United States, we have agreed to accept service of process in the United States through our agent designated for that purpose. Nevertheless, since a majority of the consolidated assets owned by us are located outside the United States, any judgment obtained in the United States against us may not be collectible within the United States.
     There is no treaty between the United States and Singapore providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters and a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the federal securities laws, would, therefore, not be automatically enforceable in Singapore. There is doubt whether a Singapore court may impose civil liability on us or our directors and officers who reside in Singapore in a suit brought in the Singapore courts against us or such persons with respect to a violation solely of the federal securities laws of the United States, unless the facts surrounding such a violation would constitute or give rise to a cause of action under Singapore law. Consequently, it may be difficult for investors to enforce against us, our directors or our officers in Singapore judgments obtained in the United States, which are predicated upon the civil liability provisions of the federal securities laws of the United States.
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
     Under Singapore law, we may only allot and issue new ordinary shares with the prior approval of our shareholders in a general meeting. At our 2011 annual general meeting of shareholders, our shareholders provided our directors with the general authority to allot and issue any number of new ordinary shares until the earlier of (i) the conclusion of our 2012 annual general meeting, (ii) the expiration of the period within which the next annual general meeting is required to be held (i.e., within 15 months from the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders acting at a duly noticed and convened meeting. Subject to the general authority to allot and issue new ordinary shares provided by our shareholders, the provisions of the Singapore Companies Act and our memorandum and articles of association, our board of directors may allot and issue new ordinary shares on terms and conditions as they may think fit to impose. Any additional issuances of new ordinary shares by our directors may adversely impact the market price of our ordinary shares.
Risks Relating to Owning Our Ordinary Shares
Influence of our Sponsors could adversely affect our other shareholders.
     Investment funds affiliated with KKR, investment funds affiliated with Silver Lake, Seletar Investments Pte. Ltd., or Seletar, and Geyser Investment Pte. Ltd., or Geyser, beneficially own approximately 7.3%, 7.2%, 1.8% and 1.2% of our outstanding ordinary shares, respectively (based on the number of ordinary shares outstanding as of June 3, 2011). In addition, pursuant to the terms of our Second Amended and Restated Shareholder Agreement, or the Shareholder Agreement, KKR and Silver Lake, which we refer to as the Sponsors, can elect their respective designees to serve as members of our board of directors. KKR and Silver Lake will continue to have a presence on our board of directors and therefore a significant influence on our affairs for the foreseeable future, including significant corporate transactions, such as a merger or other sale of our company or our assets.
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
     As of June 3, 2011, approximately 41.3 million outstanding ordinary shares are subject to the contractual transfer restrictions in our Shareholder Agreement, which is described under “Certain Relationships and Related Party Transactions — Second Amended and Restated Shareholder Agreement — Transfer Restrictions” in the definitive proxy statement for our 2011 annual general meeting of shareholders. These shares are also subject to lock-up agreements that holders of the shares have signed with the underwriters of the secondary offering of our ordinary shares that was completed on June 3, 2011, under which they have agreed not to sell, transfer or dispose of, directly or indirectly, any shares of our ordinary shares or any securities convertible into or exercisable or exchangeable for ordinary shares without the prior written consent of Deutsche Bank Securities Inc., Barclays Capital Inc. and Citigroup Global Markets Inc. until June 30, 2011. The underwriters of that offering may, in their sole discretion, release all or some portion of the shares subject to the 30-day lock-up agreements prior to expiration of such period, and the Company and the Sponsors may decide to waive the restrictions in the Shareholder Agreement.
     As of June 3, 2011, holders of approximately 41.3 million ordinary shares are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement with us. These holders have exercised their registration rights several times since our initial public offering in August 2009 and if such holders, by exercising their registration rights or otherwise, continue to sell a large number of shares, they could adversely affect the market price for our ordinary shares. If we register the sale of additional shares to raise capital and are required to include shares held by these holders in such registration pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
     In addition, shares issued pursuant to our equity incentive plans, including such shares issued to members of our management, may be freely sold in the public market upon vesting and issuance, subject to the restrictions provided under the terms of the plan and option agreement under which they were issued, applicable securities laws and our insider trading policy.
There can be no assurance that we will continue to declare cash dividends or declare them in any particular amounts.
     The declaration and payment of any future dividend is subject to the approval of our board of directors and our dividend policy could change at any time. There can be no assurance that we will declare cash dividends in the future or in any particular amounts. The payment of cash dividends is restricted by applicable law and our corporate structure. Pursuant to Singapore law and our articles of association, no dividends may be paid except out of our profits. Also, because we are a holding company, our ability to pay cash dividends on our ordinary shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of our credit agreement. In addition to these constraints, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as our earnings levels, capital requirements, contractual restrictions, cash position and overall financial condition and any other factors deemed relevant by our board of directors.
     Furthermore, any such dividend, if declared, may be an interim dividend, under Singapore law, which is wholly provisional and may be revoked by our board of directors at any time prior to the payment thereof.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, places significant demands on our systems, resources and management. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We may also need to hire more employees in the future, which will increase our costs and expenses.
     In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, are creating uncertainty for public companies, further increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
Item 3. Defaults Upon Senior Securities
     None.
Item 5. Other Information
Dividend
     On June 8, 2011, the Board declared an interim quarterly cash dividend on its ordinary shares of $0.09 per share, payable on June 30, 2011 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on June 17, 2011.
Share Repurchase Program
     On June 8, 2011, the Board authorized the repurchase of up to 15 million of the Company’s outstanding ordinary shares, not to exceed $500 million of its ordinary shares, in the aggregate, pursuant to the shareholder approval of the Company’s 2011 share purchase mandate received at the Company’s 2011 Annual General Meeting on March 30, 2011, or the 2011 Share Purchase Mandate. Pursuant to the 2011 Share Purchase Mandate, the Company, upon authorization of the Board of Directors, is authorized to repurchase approximately 24.6 million ordinary shares (representing 10% of the outstanding shares on the date of the 2011 Annual General Meeting), in open market transactions or pursuant to equal access schemes, prior to the date on which the 2012 Annual General Meeting of the Company is held or is required by law to be held. The Company may not repurchase more than 15 million of its ordinary shares, or more than $500 million of the Company’s ordinary shares, without further action by the Board of Directors. Share repurchases, if any, will be made in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice.
Item 6. Exhibits

Exhibit		Incorporated by Reference Herein		Filed
Number	Description	Form	Filing Date	Herewith
3.1	Memorandum and Articles of Association	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	August 14, 2009

4.1	Second Amended and Restated Shareholder Agreement, dated August 11, 2009, among	Avago Technologies Limited Current Report on	August 14, 2009

Exhibit		Incorporated by Reference Herein		Filed
Number	Description	Form	Filing Date	Herewith
	Avago Technologies Limited, Silver Lake Partners II Cayman, L.P., Silver Lake Technology Investors II Cayman, L.P., Integral Capital Partners VII, L.P., KKR Millennium Fund (Overseas), Limited Partnership, KKR European Fund, Limited Partnership, KKR European Fund II, Limited Partnership, KKR Partners (International), Limited Partnership, Capstone Equity Investors LLC, Avago Investment Partners, Limited Partnership, Bali Investments S.àr.l., Seletar Investments Pte Ltd, Geyser Investment Pte. Ltd. and certain other Persons	Form 8-K (Commission File No. 001-34428).

10.1†	Avago FY 2011 Performance Bonus Plan for Executive Employees, effective November 1, 2010	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428).	March 10, 2011

10.2†	Severance Agreement, dated March 9, 2011, between Avago Technologies US. Inc. and Bryan Ingram.			X

10.3†	Amendment to the Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and its Employees, dated March 9, 2011			X

10.4	Credit Agreement, dated March 31, 2011, among Avago Technologies Finance Pte. Ltd., as Borrower, Avago Technologies Holding Pte. Ltd., Avago Technologies International Sales Pte. Limited.			X
Avago Technologies US. Inc. and Avago Technologies General IP (Singapore) Pte. Ltd., as Guarantors and The Initial Lenders named herein as Initial Lenders and Citicorp International Limited as Administrative Agent and Barclays Capital as Syndication Agent and Citigroup Global Markets Inc. and Barclays Capital as Joint Lead Arrangers and Joint Bookrunners (Credit Agreement”).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

99.1	Press release entitled “Avago Technologies Announces Dividend and Authorization for Share Repurchase Program”			X

101.INS††	XBRL Instance Document			X

101.SCH††	XBRL Schema Document			X

101.CAL††	XBRL Calculation Linkbase Document			X

101.LAB††	XBRL Labels Linkbase Document			X

Exhibit		Incorporated by Reference Herein		Filed
Number	Description	Form	Filing Date	Herewith
101.PRE††	XBRL Presentation Linkbase Document			X

†	Indicates a management contract or compensatory plan or arrangement.

††	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at October 31, 2010 and May 1, 2011, (ii) Unaudited Condensed Consolidated Statements of Income for the quarters and six months ended May 2, 2010 and May 1, 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended May 2, 2010 and May 1, 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.
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

Date: June 9, 2011