Form 10-Q
period 2011-07-31
Avago Technologies LTD
filed 2011-09-08
CIK 1441634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of September 1, 2011 there were 245,485,617 shares of our ordinary shares, no par value per share, outstanding.

AVAGO TECHNOLOGIES LIMITED
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2011

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Condensed Consolidated Financial Statements — Unaudited	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION	31
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3. Defaults Upon Senior Securities	50
Item 5. Other Information	50
Item 6. Exhibits	51
SIGNATURES	52
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	October 31,	July 31,
	2010 (1)	2011
ASSETS

Current assets:
Cash and cash equivalents	$561	$704
Trade accounts receivable, net	285	285
Inventory	189	200
Other current assets	52	40

Total current assets	1,087	1,229
Property, plant and equipment, net	281	296
Goodwill	172	177
Intangible assets, net	573	519
Other long-term assets	44	52

Total assets	$2,157	$2,273

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$198	$196
Employee compensation and benefits	82	88
Accrued interest	12	—
Capital lease obligations — current	2	2
Other current liabilities	41	25
Current portion of long-term debt	230	—

Total current liabilities	565	311

Long-term liabilities:
Capital lease obligations — non-current	4	4
Other long-term liabilities	83	88

Total liabilities	652	403

Commitments and contingencies (Note 11)

Shareholders’ equity:
Ordinary shares, no par value; 239,888,231 shares and 245,504,566 shares issued and outstanding on October 31, 2010 and July 31, 2011, respectively	1,450	1,472
Retained earnings	59	398
Accumulated other comprehensive loss	(4)	—

Total shareholders’ equity	1,505	1,870

Total liabilities and shareholders’ equity	$2,157	$2,273

(1)	Amounts as of October 31, 2010 have been derived from audited financial statements as of that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share data)

	Quarter Ended		Nine Months Ended
	August 1,	July 31,	August 1,	July 31,
	2010	2011	2010	2011
Net revenue	$550	$603	$1,521	$1,713
Cost of products sold:
Cost of products sold	271	292	786	828
Amortization of intangible assets	15	14	44	42
Restructuring charges	1	—	1	—

Total cost of products sold	287	306	831	870

Gross margin	263	297	690	843
Research and development	71	85	205	234
Selling, general and administrative	51	60	145	165
Amortization of intangible assets	5	5	16	16
Restructuring charges	1	2	3	3

Total operating expenses	128	152	369	418

Income from operations	135	145	321	425
Interest expense	(8)	—	(27)	(4)
Loss on extinguishment of debt	—	—	(24)	(20)
Other income (expense), net	—	—	(2)	1

Income before income taxes	127	145	268	402
Provision for income taxes	4	1	17	4

Net income	$123	$144	$251	$398

Net income per share:
Basic:
Net income per share	$0.51	$0.59	$1.05	$1.62

Diluted:
Net income per share	$0.50	$0.57	$1.02	$1.57

Weighted average shares :
Basic	239	246	238	246

Diluted	247	253	246	253

Dividends declared and paid per share	$—	$0.09	$—	$0.24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Nine Months Ended
	August 1,	July 31,
	2010	2011
Cash flows from operating activities:
Net income	$251	$398

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119	118
Amortization of debt issuance costs	1	1
Loss on extinguishment of debt	8	6
Loss on disposal of property, plant and equipment	1	1
Share-based compensation	18	27
Tax benefits from share-based compensation	—	8
Excess tax benefits from share-based compensation	(1)	(2)
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(90)	1
Inventory	(22)	(11)
Accounts payable	4	2
Employee compensation and benefits	14	6
Other current assets and current liabilities	(22)	(25)
Other long-term assets and long-term liabilities	12	1

Net cash provided by operating activities	293	531

Cash flows from investing activities:
Purchase of property, plant and equipment	(49)	(75)
Acquisitions and investments, net of cash acquired	(9)	(9)
Proceeds from disposal of property, plant and equipment	2	—

Net cash used in investing activities	(56)	(84)

Cash flows from financing activities:
Debt repayments	(364)	(230)
Debt financing costs	—	(2)
Payments on capital lease obligations	(1)	(2)
Issuance of ordinary shares	22	55
Repurchase of ordinary shares	—	(68)
Excess tax benefits from share-based compensation	1	2
Dividend payments to shareholders	—	(59)

Net cash used in financing activities	(342)	(304)

Net increase (decrease) in cash and cash equivalents	(105)	143
Cash and cash equivalents at the beginning of period	472	561

Cash and cash equivalents at end of period	$367	$704

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
Basis of Presentation
     Fiscal Periods. We operate on a 52/53-week fiscal year ending on the Sunday closest to October 31. Our first quarter of fiscal year 2011 ended on January 30, 2011, the second quarter ended on May 1, 2011, the third quarter ended on July 31, 2011 and the fourth quarter will end on October 30, 2011.
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
     The operating results for the quarter and nine months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 30, 2011, or fiscal year 2011, or for any other future period. The balance sheet data as of October 31, 2010 presented is derived from the audited financial statements as of that date.
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
     We sell our products through our direct sales force and distributors. No customer accounted for 10% or more of our net accounts receivable balance at October 31, 2010 and one customer accounted for 11% of our net accounts receivable balance at July 31, 2011. For both the quarter and nine months ended July 31, 2011, no single customer represented 10% or more of net revenue. For the quarter and nine months ended August 1, 2010, no single customer and one customer, respectively, represented 10% of net revenue.
     Concentration of other risks. The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. Our financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. We are also exposed to the risk of obsolescence of our inventory depending on the mix of future business and the timing of new technological developments.
     Net income per share. Basic net income per share is computed by dividing net income—the numerator—by the weighted-average number of shares outstanding—the denominator—during the period, excluding the dilutive effect of options and other employee plans. Diluted net income per share gives effect to all potentially dilutive ordinary share equivalents outstanding during the period.
     Diluted net income per share for the quarter and nine months ended August 1, 2010 and the quarter and nine months ended July 31, 2011 excluded the potentially dilutive effect of weighted-average outstanding options, restricted share units, or RSUs, and employee share purchase plan, or ESPP, rights to purchase 5 million, 4 million, 1 million and 1 million ordinary shares, respectively, as their effect was antidilutive.
     The following is a reconciliation of the denominators of the basic and diluted net income per share computations for the periods presented (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	August 1,	July 31,	August 1,	July 31,
	2010	2011	2010	2011
Net income (Numerator):
Net income	$123	$144	251	398

Shares (Denominator):
Basic weighted average ordinary shares outstanding	239	246	238	246
Add: Incremental shares for:
Dilutive effect of share options, RSUs and ESPP rights	8	7	8	7

Shares used in diluted computation	247	253	246	253

Net income per share:
Basic:
Net income per share	$0.51	$0.59	$1.05	$1.62

Diluted:
Net income per share	$0.50	$0.57	$1.02	$1.57

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
     The following table summarizes the changes in our warranty accrual (in millions):

Balance as of November 1, 2009 — included in other current liabilities	$7
Charged to cost of products sold	11
Warranty accrual assumed during the period in connection with an acquisition	1
Utilized	(1)

Balance as of August 1, 2010 — included in other current liabilities	$18

Balance as of October 31, 2010 — included in other current liabilities	$17
Adjustment to estimate — released to cost of products sold	(5)
Utilized	(3)

Balance as of July 31, 2011 — included in other current liabilities	$9

     During the first nine months of fiscal year 2010, we recorded warranty-related charges of $11 million, in the aggregate, based on one specific quality issue impacting multiple customers. The adjustment to estimate — released to cost of products sold for the first nine months of fiscal year 2011 includes a $4 million reduction in warranty accrual relating to this product quality issue based on our reassessment of our overall exposure. See Note 11. “Commitments and Contingencies” for further details.
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
Recent Accounting Guidance Not Yet Adopted
     In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards, or IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. In accordance with the new guidance, an entity has the option to present the total comprehensive income either in a single continuous statement or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This new guidance should be applied retrospectively and will be effective for our second quarter of our fiscal year ending October 28, 2012, or fiscal year 2012, with early adoption permitted. Other than its impact on the presentation of other comprehensive income, we believe the adoption of this guidance will not have a significant impact on our results of operations and financial position.
     In May 2011, the FASB issued an updated guidance on fair value measurement and related disclosure requirements in U.S. GAAP, and the International Accounting Standards Board, or IASB, issued fair value measurement guidance (together, the new guidance). The new guidance amends U.S. GAAP and is a new standard under IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. The new guidance will be effective for the second quarter of our fiscal year 2012, with early adoption prohibited. Other than requiring additional disclosures in our financial statements, we do not expect this new guidance to have a significant impact on our results of operations and financial position.
     In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements (see Note 6. “Fair Value” for further discussion of fair value measurements). This guidance will be effective for our fiscal year 2012, and its interim periods. Other than requiring additional disclosures in our financial statements, we believe the adoption of this guidance will not have a significant impact on our results of operations and financial position.
2. Inventory
     Inventory consists of the following (in millions):

	October 31,	July 31,
	2010	2011
Finished goods	$61	$48
Work-in-process	96	107
Raw materials	32	45

Total inventory	$189	$200

3. Acquisition
     During the first quarter of fiscal year 2011, we acquired a U.S.-based company engaged in the manufacturing of integrated circuits for approximately $8 million in cash. The purchase price was allocated to the acquired net assets based on estimates of fair values as follows: net assets of $8 million, including intangible assets of $4 million and goodwill of $5 million. The intangible assets are being amortized over their useful lives ranging from 5 to 15 years. The unaudited condensed consolidated financial statements include the results of operations of the acquired business commencing as of the acquisition date. Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition were not material to our prior financial statements.
4. Goodwill and Intangible Assets
Goodwill
     The following summarizes the changes in goodwill (in millions):

Balance as of October 31, 2010	$172
Goodwill acquired during the period (Note 3. “Acquisition”)	5

Balance as of July 31, 2011	$177

Intangible Assets
     Amortizable purchased intangibles consist of the following (in millions):

	Gross Carrying	Accumulated
	Amount	Amortization	Net Book Value
As of October 31, 2010:
Purchased technology	$727	$(290)	$437
Customer and distributor relationships	254	(120)	134
Other	4	(2)	2

Total	$985	$(412)	$573

As of July 31, 2011:
Purchased technology	$728	$(332)	$396
Customer and distributor relationships	257	(136)	121
Other	4	(2)	2

Total	$989	$(470)	$519

     The following table presents the amortization of purchased intangible assets (in millions):

	Quarter Ended		Nine Months Ended
	August 1,	July 31,	August 1,	July 31,
	2010	2011	2010	2011
Cost of products sold	$15	$14	$44	$42
Operating expenses	5	5	16	16

Total	$20	$19	$60	$58

     During the first quarter of fiscal year 2011, we recorded $4 million in intangible assets with a weighted-average amortization period of 14 years in conjunction with an acquisition. See Note 3. “Acquisition.”
     Based on the amount of intangible assets subject to amortization at July 31, 2011, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2011 (remainder)	$20
2012	77
2013	77
2014	77
2015	76
2016	59
Thereafter	133

$519

     The weighted-average amortization periods remaining by intangible asset category as at July 31, 2011 were as follows
     (in years):

Amortizable intangible assets:
Purchased technology	8
Customer and distributor relationships	7
Other	23
5. Borrowings
     Our borrowings as of October 31, 2010 and July 31, 2011 consist of the following (in millions):

	October 31, 2010	July 31, 2011
11 7/8% Senior Subordinated Notes due 2015	$230	$—

	230	—
Less: Current portion of long-term debt	230	—

Long-term debt	$—	$—

Debt Repayments
     During the quarter ended January 31, 2010, we redeemed the remaining $318 million aggregate principal amount of our 10 1/8% Senior Notes due December 1, 2013, or senior fixed rate notes, and the remaining $46 million aggregate principal amount of our Senior Floating Rate Notes due June 1, 2013, or senior floating rate notes. We redeemed our senior fixed rate notes and senior floating rate notes at a 5.063% premium of the principal amount and no premium, respectively, plus accrued interest, resulting in a loss on extinguishment of debt of $24 million, which consisted of a $16 million premium and an $8 million write-off of debt issuance costs and other related expenses.
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
     In connection with the termination of our revolving credit facility, on March 31, 2011, Avago Technologies Finance Pte. Ltd., or Avago Finance, and certain other subsidiaries of the Company entered into a new credit agreement with a syndicate of financial institutions. The credit agreement provides for a $200 million unsecured, revolving credit facility. The credit agreement has a term of four years. The credit agreement includes (i) financial covenants requiring Avago Finance to maintain a maximum leverage ratio and a minimum interest coverage ratio; (ii) customary restrictive covenants (subject, in each case, to certain exceptions and amounts) that limit Avago Finance’s ability to, among other things, create liens, merge or consolidate with and into other persons, and sell assets; (iii) customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments; and (iv) customary representations and warranties. In addition, Avago Finance has the ability, at any time, to increase the aggregate commitments under the credit agreement from $200 million to $300 million subject to the condition that no default or event of default shall have occurred and be continuing and other terms and conditions set forth in the credit agreement, and the receipt of sufficient commitments for such increase from the lenders. Certain subsidiaries of the Company guarantee the revolving credit facility. The credit agreement also provides for the issuance of letters of credit of up to $40 million in the aggregate, which reduces the available borrowing capacity under the revolving credit facility on a dollar for dollar basis. As of July 31, 2011, we had no borrowings outstanding under the new revolving credit facility and were in compliance with the financial covenants under our credit agreement.

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
     The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:
     Level 1—Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include time deposits, bank acceptances, investment funds—deferred compensation plan assets and available-for-sale securities investments. We measure investment funds and available-for-sale securities investments at quoted market price as they are traded in an active market with sufficient volume and frequency of transactions. Time deposits are highly liquid with maturities of ninety days or less. Bank acceptances are highly liquid with maturities of one hundred and eighty days or less. Due to their short-term maturities, we have determined that the fair value of time deposits and bank acceptances should be their face value.
     In March 2010, we made a $1 million common stock investment in a privately-held non-U.S. company. Until July 2011, this equity investment was accounted for under the cost method and periodically reviewed for impairment. In July 2011, upon the completion of the investee’s initial public offering on a non-U.S. stock exchange, its common stock became publicly traded and we classified our investment as an available-for-sale security reported at fair value, with unrealized gains, net of taxes, presented as a separate component of shareholders’ equity under the caption “Accumulated other comprehensive income (loss)”. This available-for-sale securities investment was classified as a Level 1 asset as of July 31, 2011.
     Level 2—Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. We did not have any Level 2 asset or liability activities during the quarter ended July 31, 2011.
     Level 3—Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. Level 3 assets and liabilities include cost method investments, goodwill, amortizable intangible assets, and property, plant and equipment, which are measured at fair value using a discounted cash flow approach when they are impaired. We did not have any Level 3 asset or liability activities during the quarter ended July 31, 2011.
Assets Measured at Fair Value on a Recurring Basis
     The table below sets forth by level our financial assets that were accounted for at fair value as of July 31, 2011. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions).

		Fair Value
		Measurement as
		of July 31, 2011 Using
		Quoted Prices
	Portion of Carrying	In Active Market
	Value Measured at Fair	For Identical
	Value as of July 31, 2011	Assets (Level 1)
Time deposits (1)	$405	$405
Investment Funds — Deferred Compensation Plan Assets (2)	5	5
Bank acceptances (2)	1	1
Available-for-sale securities (3)	5	5

Total assets measured at fair value	$416	$416

(1)	Included in cash and cash equivalents in our unaudited condensed consolidated balance sheet

(2)	Included in other current assets in our unaudited condensed consolidated balance sheet

(3)	Included in other long-term assets in our unaudited condensed consolidated balance sheet
     During the quarter and nine months ended July 31, 2011, there were no material transfers between Level 1 and Level 2 fair value instruments.
Assets Measured at Fair Value on a Nonrecurring Basis
     There were no nonfinancial assets or liabilities measured at fair value as of July 31, 2011.
Fair Value of Other Financial Instruments
     The following table presents the carrying amounts and fair values of financial instruments as of October 31, 2010 and July 31, 2011 (in millions):

	October 31, 2010		July 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed rate debt	$230	$247	$—	$—
     The fair values of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments. The fair value of our long-term debt is based on quoted market rates.
7. Shareholders’ Equity
     Certain of our shareholders have sold our ordinary shares in a number of registered public offerings since the beginning of fiscal year 2011, as set forth in the table below. We did not receive any proceeds from the sale of shares sold in these offerings other than, in some instances, proceeds from options exercised by a shareholder in connection with the sale of shares by the shareholder in such offerings.

Date of prospectus filed with the SEC	Date transaction closed	Number of shares sold in the transaction
December 6, 2010	December 10, 2010	25,000,000

January 18, 2011	January 21, 2011	25,000,000

February 28, 2011	March 4, 2011	25,000,000

May 31, 2011	June 3, 2011	25,000,000
Share Repurchase Program
     On June 8, 2011, the Company’s board of directors, or the Board, authorized the repurchase of up to 15 million of the Company’s outstanding ordinary shares, not to exceed $500 million, in the aggregate, pursuant to the shareholder approval of the Company’s 2011 share purchase mandate received at the Company’s 2011 Annual General Meeting on March 30, 2011, or the 2011 Share Purchase Mandate. Pursuant to the 2011 Share Purchase Mandate, the Company, upon authorization of the Board, is authorized to repurchase up to approximately 24.6 million ordinary shares (representing 10% of the outstanding shares on the date of the 2011 Annual General Meeting), in open market transactions or pursuant to equal access schemes, prior to the date on which the 2012 Annual General Meeting of the Company is held or is required by law to be held. The Company may not repurchase more than 15 million of ordinary shares, or more than $500 million, without further action by the Board. Share repurchases will be made in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. All repurchased shares are immediately retired.
     The Company repurchased 1.9 million shares for an aggregate purchase price of $68 million in cash, with a weighted average price per share of $36.02, during the quarter and nine months ended July 31, 2011. As of July 31, 2011, $432 million, or 13.1 million shares remained available for repurchase under this share repurchase program.

Dividends
     We paid a cash dividend of $0.09 per share, or $22 million in total in the third quarter of fiscal year 2011 and have paid aggregate dividends of $59 million during the first nine months of fiscal year 2011.
Share-Based Compensation
     The following table summarizes share-based compensation expense related to share-based awards granted to employees, directors, and non-employees for the quarters and nine months ended August 1, 2010 and July 31, 2011 (in millions):

	Quarter Ended		Nine Months Ended
	August 1,	July 31,	August 1,	July 31,
	2010	2011	2010	2011
Cost of products sold	$1	$1	$2	$3
Research and development	2	4	5	10
Selling, general and administrative	4	6	11	14

Total share-based compensation expense	$7	$11	$18	$27

     The weighted-average assumptions utilized for our Black-Scholes valuation model for options and ESPP rights granted during the quarters and nine months ended August 1, 2010 and July 31, 2011 are as follows:

	Options		Options
	Quarter Ended		Nine Months Ended
	August 1,	July 31,	August 1,	July 31,
	2010	2011	2010	2011
Risk-free interest rate	1.9%	1.6%	2.3%	2.1%
Dividend yield	0%	1.04%	0%	0.89%
Volatility	45.0%	46.0%	45.0%	44.0%
Expected term (in years)	5.0	5.0	5.0	5.0

	ESPP	ESPP
	Quarter Ended	Nine Months Ended
	July 31,	July 31,
	2011	2011
Risk-free interest rate	0.1%	0.2%
Dividend yield	1.03%	0.42%
Volatility	38.0%	40.3%
Expected term (in years)	0.5	0.5
     The dividend yield of zero for the quarter and nine months ended August 1, 2010 is based on the fact that we did not intend to pay cash dividends as of the respective option grant dates during those periods. The dividend yield for the quarter and nine months ended July 31, 2011 is based on the dividend yield as of the respective option grant dates. Expected volatility is based on the combination of historical volatility of guideline publicly-traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly-traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. Our computation of expected term was based on data, such as the data of peer companies and company-specific attributes that we believe could affect employees’ exercise behavior.

     Based on the above assumptions, the weighted-average fair values of the options granted under the share option plans for the quarters ended August 1, 2010 and July 31, 2011 were $8.61 and $12.99, respectively, and $8.09 and $12.36 for the nine months ended August 1, 2010 and July 31, 2011, respectively. The first six month purchase period under our ESPP began in the fourth quarter of fiscal year 2010. The weighted-average fair values of the rights to purchase shares in the ESPP for the quarter and nine months ended July 31, 2011 were $9.82 and $7.76, respectively. RSUs were first granted in the fourth quarter of our fiscal year ended November 1, 2010 and then in the second quarter of fiscal year 2011. No RSUs were granted in the quarter ended July 31, 2011. The weighted-average fair value of RSUs granted under the 2009 Equity Incentive Award Plan for the nine months ended July 31, 2011 was $32.39.
     Total compensation cost related to unvested options as of July 31, 2011 was $106 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. Total unrecognized compensation cost related to the ESPP as of July 31, 2011 was not material, and is expected to be recognized over the remaining portion of the current offering period under the ESPP, which ends on September 14, 2011. Total compensation cost related to unvested RSUs as of July 31, 2011 was $13 million, which is expected to be recognized over the remaining weighted-average service period of 4 years.
Equity Incentive Award Plans
     A summary of option award activity related to our equity incentive plans follows (in millions, except years and per share amounts):

	Awards Outstanding
				Weighted-
			Weighted-	Average
	Awards		Average	Remaining	Aggregate
	Available	Number	Exercise Price	Contractual	Intrinsic
	for Grant	Outstanding	Per Share	Life (in years)	Value
Balance as of October 31, 2010	14	23	$11.50	7.41	$307
Granted	(5)	5	$32.50
Exercised	—	(7)	$5.45
Cancelled	1	(1)	$16.74

Balance as of July 31, 2011	10	20	$17.37	7.18	$323

Vested as of July 31, 2011		5	$9.99	6.20	$114
Vested and expected to vest as of July 31, 2011		18	$16.84	7.14	$306

     The following table summarizes the ranges of outstanding and exercisable option awards as of July 31, 2011 (in millions, except years and per share amounts):

	Awards Outstanding			Awards Exercisable
		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
		Contractual Life	Exercise Price Per		Exercise Price
Exercise Prices	Number Outstanding	(in years)	Share	Number Exercisable	Per Share
$0.00-5.00	2	4.49	$4.97	1	$4.95
5.01-10.00	2	7.35	$9.18	1	$8.78
10.01-15.00	6	6.87	$11.87	3	$11.09
15.01-20.00	2	8.35	$17.63	—	$17.81
20.01-25.00	4	9.00	$20.52	—	$20.71
25.01-30.00	—	9.44	$28.52	—	$—
30.01-35.00	4	6.66	$32.56	—	$—
35.01-40.00	—	6.85	$37.33	—	$—

Total	20	7.18	$17.37	5	$9.99

     As of July 31, 2011, we had 0.5 million RSUs outstanding, which are not included in the above summaries.
Employee Share Purchase Plan
     The ESPP currently has 8 million shares authorized for issuance under the plan. The ESPP consists of successive six-month offering periods and permits eligible employees to purchase ordinary shares through payroll deductions, at the end of each offering period, at a price equal to the lesser of 85% of the fair market value of the ordinary shares at either the beginning or ending of the relevant offering period. Under the ESPP, employees purchased 0.2 million shares for aggregate consideration of $3 million in the second quarter of fiscal year 2011. The next purchase date under the ESPP is scheduled to occur in the fourth quarter of fiscal year 2011. As at July 31, 2011, 7.8 million shares remained available for issuance under the ESPP.
8. Income Taxes
     For the quarter ended July 31, 2011, we recorded an income tax provision of $1 million compared to $4 million for the quarter ended August 1, 2010. For the nine months ended July 31, 2011 we recorded an income tax provision of $4 million compared to $17 million for the nine months ended August 1, 2010. The provision for the quarter ended July 31, 2011 included a benefit of $3 million due to a change in estimate on realizability of certain U.S. tax credit carryforwards, and the provision for the nine months ended July 31, 2011 also included a benefit of $3 million from U.S. legislation enacted in the first quarter of fiscal year 2011 retroactively reinstating the research and development tax credit. The provision for the nine months ended August 1, 2010 included a $6 million charge to write down our Malaysian deferred tax assets as a result of a tax holiday in February 2010 on our qualifying Malaysian income. This tax holiday is effective for ten years beginning with our fiscal year 2009.
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

10. Related Party Transactions
Kohlberg Kravis Roberts & Co., or KKR, and Silver Lake Partners, or Silver Lake
     As of July 31, 2011, funds affiliated with KKR and with Silver Lake together, the Sponsors, indirectly owned approximately 12.6% of our shares. Prior to March 18, 2011, KKR, Silver Lake, held our shares indirectly through their ownership of Bali Investments S.àr.l, or Bali. On March 18, 2011, in connection with the liquidation of Bali, Bali distributed our ordinary shares held by it to its shareholders, including KKR and Silver Lake.
Capstone Consulting
     Capstone Consulting, or Capstone, an affiliate of KKR was granted options to purchase 800,000 ordinary shares with an exercise price of $5.00 per share on February 3, 2006. These options were no longer subject to variable accounting as 700,000 of the option shares vested by the end of the first quarter of fiscal year 2010 and performance targets related to the remaining 100,000 option shares were not met and these 100,000 options shares did not vest. In connection with our initial public offering in August 2009, and secondary public offerings of our shares in January 2010 and August 2010, Capstone exercised and sold an aggregate of 222,949 option shares, in respect of which we received aggregate option exercise proceeds of $1 million. During the first nine months of fiscal year 2011, Capstone exercised and sold an aggregate of 169,103 option shares in secondary public offerings of our shares in December 2010 and January 2011, in respect of which we received aggregate option exercise proceeds of $1 million. Capstone exercised this option with respect to the remaining 307,948 shares on February 2, 2011, as a result of which we received aggregate options exercise proceeds of $2 million.
Bali Investments S.àr.l, Seletar Investments Pte. Ltd. and Geyser Investment Pte. Ltd.
     In connection with a secondary offering in January 2010, Bali Investments S.àr.l, Geyser Investments Pte. Ltd. and Seletar Investment Pte. Ltd., as selling shareholders, agreed to reimburse the Company for certain expenses of that offering that amounted to less than $1 million.
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
WIN Semiconductor Corp.
     Mr. John Min-Chih Hsuan, who became a director of the Company on February 14, 2011, was previously a director of WIN Semiconductor Corp., one of our third-party contract manufacturers with whom we do business in the ordinary course, on an arm’s length basis. Mr. Hsuan resigned from WIN Semiconductor Corp. in June 2011.
Wistron Corporation
     Mr. John Min-Chih Hsuan, a director of the Company, is also a director of Wistron Corporation, one of our customers. In the ordinary course of business, on an arm’s length basis, we sell certain of our products to Wistron Corporation.

Transactions and balances with our related parties were as follows (in millions):

	Quarter Ended			Nine Months Ended
	August 1,	July 31,		August 1,		July 31,
	2010	2011		2010		2011
Net revenue:
Flextronics[2]	$27	$—		$86		$68
Hewlett-Packard Company[1]	—	—		12		—
Wistron Corporation[3]	—	1		—		2
Total costs and expenses:
Hewlett-Packard Company[1]	—	—		6		—
Capstone (Share-based compensation)	—	—		—	*	—
Unisteel Technology Limited	—	—	*	—		—	*
WIN Semiconductor Corp.[4]	—	30		—		50

	October 31,		July 31,
	2010		2011
Receivables:
Flextronics[2]	$13		$—
Seletar Investments Pte. Ltd.	—	*	—
Wistron Corporation[3]	—		1

	October 31,		July 31,
	2010		2011
Payables:
KKR	$—	*	$—
Silver Lake	—	*	—
Unisteel Technology Limited	—	*	—	*
WIN Semiconductor Corp.[4]	—		11

*	Represents amounts less than $0.5 million.

[1]	Amounts represent net revenue and operating expense transactions with Hewlett-Packard through the quarter ended May 2, 2010. Hewlett-Packard ceased to be a related party after the second quarter of fiscal year 2010.

[2]	Amounts represent net revenue transactions with Flextronics through the quarter and six months ended May 1, 2011. Flextronics ceased to be a related party after the second quarter of fiscal year 2011.

[3]	Amounts represent net revenue transactions with Wistron Corporation for the quarter and nine months ended July 31, 2011 and accounts receivable balance as of July 31, 2011. Wistron Corporation became a related party during the second quarter of fiscal year 2011.

[4]	Amounts represent transactions with WIN Semiconductor Corp. included in cost of products sold for the quarter and nine months ended July 31, 2011 and accounts payable balance as of July 31, 2011. WIN Semiconductor Corp. became a related party during the second quarter of fiscal year 2011 and ceased being a related party during the third quarter of fiscal year 2011.
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

     Debt. Estimated future interest expense payments related to our revolving credit facility consist of payments on our commitment fees. See Note 5. “Borrowings.”
     The following table sets forth changes in our commitments as of July 31, 2011 for the fiscal periods noted (in millions).

		2011
	Total	(remainder)	2012	2013	2014	2015	2016	Thereafter
Debt	$3	$—	$1	$1	$1	$—	$—	$—
Purchase commitments	59	59	—	—	—	—	—	—
     There were no other substantial changes to our contractual commitments during the first nine months of fiscal year 2011 from those disclosed in our Annual Report on Form 10-K for fiscal year 2010.
Contingencies
     From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, certain pending disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc., or TriQuint, filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. TriQuint subsequently withdrew those claims with respect to three of those four patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. We filed our answer and initial counterclaim on September 17, 2009, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents and filed additional counterclaims on March 25, 2010 for the misappropriation of Avago trade secrets. On October 16, 2009, TriQuint filed its answer to our initial counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non-infringement and invalidity. While the court dismissed TriQuint’s antitrust counterclaims on procedural grounds on March 16, 2010, TriQuint filed a motion to file an amended pleading for its antitrust claims, which was granted on August 3, 2010. We intend to defend this lawsuit vigorously, and future actions may include the assertion by us of additional claims or counterclaims against TriQuint related to our intellectual property portfolio.
     In addition, on February 8, 2010, PixArt Imaging Inc., or PixArt, filed an action against us in the U.S District Court, Northern District of California, seeking a determination of whether PixArt is licensed to use our portfolio of patents for optical finger navigation products pursuant to an existing cross-license agreement between us and PixArt, which license is limited to optical mouse and optical mouse trackball products. We did not license to PixArt our patents for optical finger navigation products. We intend to defend this action vigorously and to seek to have the scope of the cross-license agreement properly construed by the court as excluding such products. We also filed a counterclaim against PixArt on March 31, 2010, asserting that PixArt has breached the terms of the cross-license agreement between the parties. We are seeking a determination that PixArt is not licensed to use our portfolio of patents for optical finger navigation products, damages in an unspecified amount, termination for breach, or rescission, of the license agreement and attorneys fees.
     On March 15, 2010 we filed a patent infringement action against ST Microelectronics NV, or ST Microelectronics, in the Eastern District of Texas for infringement of four of our patents related to optical navigation devices. We amended the complaint on July 6, 2010 adding infringement of a fifth optical navigation related patent to the action. We are seeking injunctive relief, damages in an unspecified amount, treble damages for willful infringement and attorneys fees. In response, ST Microelectronics filed a patent infringement action against us in the Northern District of Texas alleging that our sales of certain optical navigation devices infringed two ST Microelectronics’ patents. ST Microelectronics is seeking injunctive relief and damages in an unspecified amount. ST Microelectronics filed a second suit against us on November 5, 2010 in the Northern District of California alleging certain anticompetitive actions by us in the optical navigation sensor market. ST Microelectronics is seeking injunctive and compensatory relief under the Sherman Act and the Clayton Act and Attorneys fees. On January 4, 2011, we filed a motion to dismiss ST Microelectronics’ claims relating to anticompetitive actions by us and on April 11, 2011, the court ordered a stay of this matter pending resolution of the patent litigation in the Eastern District of Texas; on June 17, 2011 ST Microelectronics filed a motion to transfer this matter to the Eastern District of Texas. We intend to defend these lawsuits vigorously, and future actions may include the assertion by us of additional claims or counterclaims against ST Microelectronics related to our intellectual property portfolio.
     On January 21, 2011, we filed a patent infringement action against Cypress Semiconductor Corporation, or Cypress, for infringement of three of our patents related to optical navigation devices. We are seeking injunctive relief, damages in an unspecified amount, treble damages for willful infringement and expenses and attorneys fees. On May 23, 2011, Cypress filed its answer and counterclaim against us for a declaratory judgment of non-infringement and invalidity of the patents asserted by us. On August 22, 2011, Cypress filed an amended answer and counterclaim alleging infringement by us of five of Cypress’s patents. In its counterclaim Cypress is seeking injunctive relief, damages in an unspecified amount, treble damages for willful infringement and costs and attorneys’ fees. We intend to defend this lawsuit vigorously, and future actions may include the assertion by us of additional claims or counterclaims against Cypress related to our intellectual property portfolio.
     With respect to the legal proceedings, individually and in the aggregate, we have not yet been able to determine whether an unfavorable outcome is probable or reasonably possible and have not been able to reasonably estimate the amount or range of any possible loss. As a result, no amounts have been accrued or disclosed in the accompanying unaudited condensed consolidated financial statements with respect to these legal proceedings.
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
     During fiscal year 2009, we identified another product quality issue with a particular component, took steps to correct the quality issue and notified our customers. Though the expected failure rate of the product was not 100%, based on our quality tests, we have offered to replace all such components used or still held by our customers. We recorded charges of $6 million during fiscal year 2009 related to this product quality issue, based on the progress of discussions with our customers and our best estimate of our exposure related to this matter, which covered costs to scrap inventory of such components held by us and costs associated with providing replacement parts to customers. During fiscal year 2010, we recorded additional charges of $11 million to cover customer claims for reimbursements of costs incurred by such customers related to this product quality issue and also during fiscal year 2010, we reached final settlement agreements with certain customers on this product quality issue. The final settlement amounts approximate the estimated accrued warranty obligations for those customers. In addition, we made $2 million of cash settlement payments in connection with these agreements during fiscal year 2010, resulting in a $2 million decrease in the warranty accrual for this product quality issue during the same period. During the first nine months of fiscal year 2011, we reached additional final settlement agreements with certain customers, made $2 million of cash settlement payments and shipped $1 million of replacement parts in connection with these agreements, resulting in a $3 million decrease in the warranty accrual for this product quality issue during the period. In addition, following these additional settlements, we reassessed our overall exposure relating to this product quality issue based on the estimates of unknown and known claims, including our estimate of any remaining replacement parts exposure, and reduced the warranty accrual we previously recorded by $4 million. We presently believe that amounts we have recorded in our financial statements will be adequate to resolve any warranty obligations related to this issue, although this assessment is subject to change based on the ultimate resolution of this matter with remaining customers. However, we continue to have discussions with affected customers on the matter and although we have made our best estimate of the expected warranty obligation based on available information, we could record further charges in future periods based on the ultimate resolution of this matter with such customers.

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
12. Subsequent Event
     On September 7, 2011, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.11 per share, payable on September 30, 2011 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on September 19, 2011.

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
     There have been no significant changes in our critical accounting policies during the quarter and nine months ended July 31, 2011 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K.

Results from Operations
Quarter and Nine Months Ended July 31, 2011 Compared to Quarter and Nine Months Ended August 1, 2010
     The following tables set forth our results of operations for the quarters and nine months ended July 31, 2011 and August 1, 2010.

	Quarter Ended
	August 1,	July 31,	August 1,	July 31,
	2010	2011	2010	2011
	(In millions)		(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	$550	$603	100%	100%

Cost of products sold:
Cost of products sold	271	292	49	49
Amortization of intangible assets	15	14	3	2
Restructuring charges	1	—	—	—

Total cost of products sold	287	306	52	51

Gross margin	263	297	48	49

Research and development	71	85	13	14
Selling, general and administrative	51	60	9	10
Amortization of intangible assets	5	5	1	1
Restructuring charges	1	2	—	—

Total operating expenses	128	152	23	25

Income from operations	135	145	25	24
Interest expense	(8)	—	(2)	—

Income before income taxes	127	145	23	24
Provision for income taxes	4	1	1	—

Net income	$123	$144	22%	24%

	Nine Months Ended
	August 1,	July 31,	August 1,	July 31,
	2010	2011	2010	2011
	(In millions)		(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	$1,521	$1,713	100%	100%

Costs and expenses:
Cost of products sold:
Cost of products sold	786	828	52	48
Amortization of intangible assets	44	42	3	3
Restructuring charges	1	—	—	—

Total cost of products sold	831	870	55	51

Gross margin	690	843	45	49

Research and development	205	234	13	14
Selling, general and administrative	145	165	10	10
Amortization of intangible assets	16	16	1	1
Restructuring charges	3	3	—	—

Total operating expenses	369	418	24	25

Income from operations	321	425	21	24
Interest expense	(27)	(4)	(2)	—
Loss on extinguishment of debt	(24)	(20)	(1)	(1)
Other income (expense), net	(2)	1	—	—

Income before income taxes	268	402	18	23
Provision for income taxes	17	4	1	—

Net income	$251	$398	17%	23%

     Net revenue. Net revenue was $603 million for the quarter ended July 31, 2011, compared to $550 million for the quarter ended August 1, 2010, an increase of $53 million or 10%. Net revenue was $1,713 million for the nine months ended July 31, 2011, compared to $1,521 million for the nine months ended August 1, 2010, an increase of $192 million or 13%. Net revenue increased primarily due to strength in the wired infrastructure target market and a broad-based increase in demand for our products in our three largest target markets in the quarter and nine months ended July 31, 2011. The increase in net revenue for the nine months ended July 31, 2011 was also due to improved general economic conditions during that period, compared to the corresponding periods in 2010. However, uncertainty with regard to the direction of the global economy has returned in recent months.
     Our three largest target markets, by revenue, are wireless communications, industrial and automotive electronics and wired infrastructure, with computer and consumer computing peripherals typically representing a much smaller percentage of our overall net revenue. The percentage of total net revenue generated by sales into each of our target markets varies from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality. The first fiscal quarter is typically our lowest revenue and cash generating quarter due, in part, to holiday shut downs at many original equipment manufacturer, or OEM, customers and distributors, and the first half of the fiscal year tends to generate lower revenue than the second half. We saw a return to this typical seasonality during the first half of fiscal year 2011. However, we may not see typical seasonality during the remaining portion of our fiscal year due to customer concerns regarding global economic conditions. During the second quarter of fiscal year 2011, a devastating earthquake and subsequent tsunami struck Japan, a critical area for manufacturing many components important for the semiconductor supply chain. These events did not have a significant effect on our own business in the second fiscal quarter. However, we believe that they may have caused semiconductor suppliers, manufacturers and customers to build up inventory in the aftermath of these events, in anticipation of component shortages. We believe this may be causing inventory corrections in the supply chain.

     Net revenue by target market data is derived from our understanding of our end customers’ primary markets, and was as follows:

	Quarter Ended			Nine Months Ended
	August 1,	July 31.		August 1,	July 31.
% of net revenue	2010	2011	Change	2010	2011	Change
Wireless communications	38%	37%	(1)%	38%	37%	(1)%
Industrial and automotive electronics	31	30	(1)	29	30	1
Wired infrastructure	22	28	6	24	28	4
Consumer and computing peripherals	9	5	(4)	9	5	(4)

Total net revenue	100%	100%		100%	100%

	Quarter Ended			Nine Months Ended
	August 1,	July 31.		August 1,	July 31.
Net revenue (in millions)	2010	2011	Change	2010	2011	Change
Wireless communications	$207	$223	$16	$576	$628	$52
Industrial and automotive electronics	170	178	8	434	511	77
Wired infrastructure	123	169	46	367	482	115
Consumer and computing peripherals	50	33	(17)	144	92	(52)

Total net revenue	$550	$603	$53	$1,521	$1,713	$192

     Net revenue from our wireless communications target market increased, in absolute dollars, in both the third quarter and the first nine months of fiscal year 2011 compared with the corresponding prior year periods due to continued strength in mobile smart phone sales. The growth of key platforms in next-generation smart phones at leading new and existing OEM customers, which incorporate many of our proprietary products such as 3G radio frequency front-end devices drove revenue growth during the first nine months of fiscal year 2011. In addition, the launch of new long term evolution, or LTE, and worldwide interoperability for microwave access, or WiMax smart phones in North America also contributed to revenue growth in the quarter ended July 31, 2011. The slight decrease in net revenue as a percentage of net revenue for both the third quarter and the first nine months of fiscal year 2011 compared with the corresponding prior year periods was due, primarily, to the strength in our wired infrastructure products.
     Net revenue from our industrial and automotive electronics target market increased, in absolute dollars, in both the third quarter and first nine months of fiscal year 2011 compared with the corresponding prior year periods. The increase in the first nine months of fiscal year 2011 was in large part due to the improved general economic conditions during the first half of fiscal year 2011, compared with the same period in fiscal year 2010. During the quarter ended July 31, 2011 continued strength in demand in Japan and China was accompanied by some softening of demand in North America and Europe, which we believe may have been caused by a worsening economic outlook. However, for both the third quarter and the first nine months of fiscal year 2011 demand in this target market was broad based, with particular strength in sales of optocouplers, industrial fiber optic transceivers and motion encoders. We also continued to benefit from increased customer spending on and new and increased uses for our devices in applications such as inverters, servo machine tools, factory automation and infrastructure applications including renewable energy, smart power grid installations and transportation, in both developed economies and in emerging economies such as China.
     Net revenue from our wired infrastructure target market increased substantially, in absolute dollars and as a percentage of net revenue, in both the third quarter and first nine months of fiscal year 2011, compared with the corresponding prior year periods, as spending on enterprise networking data centers, storage systems and core routing improved. We also introduced a number of new fiber optic transceivers and designed new ASICs in the first nine months of fiscal year 2011, compared with the corresponding prior year period, which also contributed to the increase in revenue. During the third quarter of fiscal year 2011, we saw strong growth from sales of our ASIC products compared to the third quarter of fiscal year 2010, due to strength in next-generation data center switching. In addition, we also benefited from a large sale of our proprietary parallel optical transceivers for a core routing infrastructure project in China during the quarter ended July 31, 2011.
     Net revenue from our consumer and computing peripheral target market decreased, in absolute dollars and as a percentage of net revenue, in the third quarter and first nine months of fiscal year 2011 compared with the corresponding periods in 2010. This reflected a decline in sales of optical sensors used in optical mice and sales of motion encoders used in applications such as optical disc drives and printers in the third quarter and first nine months of fiscal year 2011. Net revenue from this target market during these periods was also affected by ongoing softness in the personal computer and printer market.
     Gross margin. Gross margin was $297 million for the quarter ended July 31, 2011 compared to $263 million for the quarter ended August 1, 2010, an increase of $34 million or 13%. As a percentage of net revenue, gross margin increased slightly to 49% for the quarter ended July 31, 2011 from 48% for the quarter ended August 1, 2010. Gross margin was $843 million for the nine months ended July 31, 2011 compared to $690 million for the nine months ended August 1, 2010, an increase of $153 million or 22%. As a percentage of net revenue, gross margin increased to 49% for the nine months ended July 31, 2011 from 45% for the nine months ended August 1, 2010. The increase in gross margin percentage was attributable to improvements in product mix. During the quarter ended July 31, 2011 as compared to the quarter ended August 1, 2010, overall gross margin benefited from both improved margin and growth in sales in our wired infrastructure target market. During the nine months ended July 31, 2011, compared to the nine months ended August 1, 2010, a higher proportion of our net revenue was from products sold into the industrial and automotive electronics target market and from sales of our proprietary products in our wireless communications and wired infrastructure target markets, both of which generally earn higher margins than our other products. During the nine months ended July 31, 2011, we also released warranty accruals in an aggregate amount of $5 million arising from our assessment of the remaining exposure for certain product quality issues.
     Research and development. Research and development expense was $85 million for the quarter ended July 31, 2011, compared to $71 million for the quarter ended August 1, 2010, an increase of $14 million or 20%. The majority of this increase resulted from investments in our wired infrastructure and wireless communications solutions. As a percentage of net revenue, research and development expenses increased slightly to 14% for the quarter ended July 31, 2011, compared to 13% for the quarter ended August 1, 2010. The increase in absolute dollars was attributable to $4 million increase in salary and employee benefits expense related to increase in headcount and our annual salary review cycle, $4 million increase in accrued incentive compensation expense due to higher operating profit and design wins, $3 million increase in research and development project consumables and test hardware, $2 million increase in share based compensation expense attributable to grants of share based awards at higher fair market values and to our Employee Share Purchase Plan, or ESPP, and $1 million increase in depreciation expense related to capital expenditures supporting research and development efforts, compared to the quarter ended August 1, 2010. The first six month purchase period under our ESPP began in September 2010 and ended in March 2011.
     Research and development expense was $234 million for the nine months ended July 31, 2011, compared to $205 million for the nine months ended August 1, 2010, an increase of $29 million or 14%. As a percentage of net revenue, research and development expenses increased slightly to 14% for the nine months ended July 31, 2011 from 13% for the nine months ended August 1, 2010. The increase in absolute dollars was attributable to $9 million increase in research and development project consumables and test hardware, $8 million increase in salary and employee benefits expense related to increase in headcount and our annual salary review cycle, $5 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our ESPP, $3 million in accrued incentive compensation expense due to higher operating profit and design wins, $3 million increase in depreciation expense related to capital expenditures supporting research and development efforts, partially offset by a $2 million decrease in equipment repair expense compared to the nine months ended August 1, 2010.
     Selling, general and administrative. Selling, general and administrative expense was $60 million for the quarter ended July 31, 2011 compared to $51 million for the quarter ended August 1, 2010, an increase of $9 million or 18%. As a percentage of net revenue, selling, general and administrative increased slightly to 10% for the quarter ended July 31, 2011 compared to 9% for the quarter ended August 1, 2010. The increase in absolute dollars was primarily attributable to a $4 million increase in salary expense related to our annual salary review cycle, $2 million increase in share based compensation expense attributable to grants of share based awards at higher fair market values and to our ESPP, $2 million increase in accrued incentive compensation expense, $2 million increase in legal expenses related to offensive litigation matters initiated in fiscal year 2010, partially offset by a $1 million decrease in allowance for doubtful account expense, compared to the quarter ended August 1, 2010.
     Selling, general and administrative expense was $165 million for the nine months ended July 31, 2011 compared to $145 million for the nine months ended August 1, 2010, an increase of $20 million or 14%. As a percentage of net revenue, selling, general and administrative remained flat at 10% for the nine months ended July 31, 2011 compared to the nine months ended August 1, 2010. The increase in absolute dollars was primarily attributable to a $10 million increase in salary expense related to increase in headcount and our annual salary review cycle, $7 million increase in legal expenses related to offensive litigation matters initiated in fiscal year 2010, $4 million in share based compensation expense attributable to grants of share based awards at higher fair market values and to our ESPP, $1 million increase related to travel expenses, and a $1 million increase related to utilities expenses, partially offset by a $1 million decrease in accrued incentive compensation expense, and a $1 million decrease in third party commissions expense, compared to the nine months ended August 1, 2010.
     Amortization of intangible assets. Total amortization of intangible assets incurred was $19 million and $20 million for the quarters ended July 31, 2011 and August 1, 2010, respectively. Total amortization of intangible assets incurred was $58 million and $60 million for the nine months ended July 31, 2011 and August 1, 2010, respectively.
     Restructuring charges. We incurred $2 million and $3 million of restructuring charges for the quarter and nine months ended July 31, 2011, respectively, compared to restructuring charges of $2 million and $4 million for the quarter and nine months ended August 1, 2010, respectively.
     Interest expense. Interest expense was less than $1 million for the quarter ended July 31, 2011, compared to $8 million for the quarter ended August 1, 2010. Interest expense was $4 million for the nine months ended July 31, 2011, compared to $27 million for the nine months ended August 1, 2010, which represents a decrease of $23 million or 85%. The decrease was primarily due to the redemption of the remaining $230 million aggregate principal amount of our outstanding senior subordinated notes in the quarter ended January 30, 2011.

     Loss on extinguishment of debt. During the nine months ended July 31, 2011, we redeemed $230 million aggregate principal amount of our senior subordinated notes. The redemption of the senior subordinated notes resulted in a loss on extinguishment of debt of $19 million. During the nine months ended July 31, 2011, we replaced our existing revolving credit facility with a new revolving credit facility. This resulted in a loss on extinguishment of debt of $1 million, primarily related to the write-off of debt amortization costs. During the nine months ended August 1, 2010, we redeemed $318 million aggregate principal amount of our senior fixed rate notes and the remaining $46 million aggregate principal amount of our senior floating rate notes. The redemption of the senior fixed rate notes and senior floating rate notes resulted in a loss on extinguishment of debt of $24 million during the nine months ended August 1, 2010. See Note 5 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
     Other income (expense), net. Other income (expense), net includes interest income, foreign currency gains (losses) on balance sheet remeasurement and other miscellaneous items. Other income, net was $1 million for the nine months ended July 31, 2011, compared to other expense, net of $2 million for the nine months ended August 1, 2010, respectively. The increase to other income, net for the nine months ended July 31, 2011, compared to other expense, net for the nine months ended August 1, 2010 is primarily attributable to a decrease in foreign currency losses, and an increase in interest income due primarily to higher cash balances compared to the same period in prior year.
     Provision for income taxes. We recorded income tax expense of $1 million and $4 million for the quarter and nine months ended July 31, 2011, respectively, compared to $4 million and $17 million for the quarter and nine months ended August 1, 2010, respectively. The tax expense for the quarter ended July 31, 2011 included a benefit of $3 million due to a change in estimate on realizability of certain U.S. tax credit carryforwards, and the tax expense for the nine months ended July 31, 2011 also included a benefit of $3 million from U.S. legislation enacted in the first quarter of fiscal year 2011 retroactively reinstating the research and development tax credit. The provision for the nine months ended August 1, 2010 included a $6 million charge to write down our Malaysian deferred tax assets after the Malaysian government granted us a tax holiday in February 2010 on our qualifying income. The holiday is effective for ten years beginning with our fiscal year 2009.
Backlog
     Our sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, canceled or modified on relatively short notice, and in most cases without substantial penalty. Therefore, we believe that purchase orders or backlog are not a reliable indicator of future sales.
Seasonality
     We are affected by seasonal trends in the semiconductor and related industries. We typically experience sequentially lower revenues in the first fiscal half of the year. Our revenue in the second half of the fiscal year is typically higher than our revenue in the first half of the fiscal year due to seasonality in two of our target markets, consumer and computing peripherals and wireless communications. These target markets typically experience seasonality due to the “back to school” and calendar year-end holiday selling seasons. However, concerns about global economic conditions may mute typical seasonal effects for the remainder of our fiscal year 2011.
Liquidity and Capital Resources
     Our primary sources of liquidity as at July 31, 2011 consisted of: (1) approximately $704 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our $200 million revolving credit facility, which is committed until March 31, 2015, all of which is available to be drawn.
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
     In June 2011, our board of directors authorized the repurchase of up to 15 million of the Company’s outstanding ordinary shares, not to exceed $500 million, in the aggregate, in open market transactions prior to the date on which the 2012 Annual General Meeting of the Company is held or is required by law to be held. During the quarter and nine months ended July 31, 2011, we repurchased 1.9 million shares at an aggregate purchase price of $68 million, pursuant to this authorization.
     On September 7, 2011, our board of directors declared an interim cash dividend of $0.11 per ordinary share, payable on September 30, 2011 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on September 19, 2011.

     We anticipate that our capital expenditures for fiscal year 2011 will be higher than for fiscal year 2010 due to spending on mask sets for new ASIC designs and capacity expansion in both our Fort Collins, Colorado and Singapore internal fabrication facilities. We believe that our cash and cash equivalents on hand, and cash flows from operations, combined with availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next 12 months. As of July 31, 2011, we were in compliance with the covenants under our credit agreement, and based on current outlook, we expect to be in compliance with such covenants over the next 12 months.
     In summary, our cash flows were as follows (in millions):

	Nine Months Ended
	August 1,	July 31,
	2010	2011
Net cash provided by operating activities	$293	$531
Net cash used in investing activities	(56)	(84)
Net cash used in financing activities	(342)	(304)

Net increase (decrease) in cash and cash equivalents	$(105)	$143

Cash Flows for the Nine Months Ended July 31, 2011 and August 1, 2010
  Operating Activities
     Net cash provided by operating activities during the nine months ended July 31, 2011 was $531 million. The net cash provided by operating activities was principally due to net income of $398 million and non-cash charges of $159 million, partially offset by changes in operating assets and liabilities of $26 million. The non-cash charges of $159 million included $118 million for depreciation and amortization, $27 million of share-based compensation, $8 million in tax benefits from share-based compensation and $6 million of debt issuance costs written off in connection with our debt redemption in December 2010. Net income was also reduced by $14 million for the premium paid on our debt redemption which is included in the $20 million loss on extinguishment of debt in the unaudited condensed consolidated statement of operations.
     Accounts receivable remained flat at $285 million at the end of the third quarter of fiscal year 2011 compared to the end of fiscal year 2010. The number of days sales outstanding decreased to 43 days at July 31, 2011 from 45 days at October 31, 2010 due to improved linearity of revenue. We use the current quarter revenue and accounts receivable at quarter end in our calculation of number of days sales outstanding.
     Inventory increased to $200 million at July 31, 2011 from $189 million at the end of fiscal year 2010 due to an increase in anticipated demand. However, the number of days of inventory on hand increased only slightly to 62 days at July 31, 2011 compared to 61 days at October 31, 2010. We use the current quarter cost of products sold and inventory at quarter end in our calculation of days on hand of inventory.
     Current liabilities decreased to $311 million at July 31, 2011 from $565 million at the end of fiscal year 2010, mainly due to the redemption in December 2010 of $230 million of long-term debt that was classified as current at October 31, 2010 (as it had been irrevocably called for redemption before the fiscal year end) and decreases in accrued interest and other current liabilities, offset by an increase in employee compensation and benefits accruals. Accrued interest decreased to less than $1 million at July 31, 2011 from $12 million at the end of fiscal year 2010 mainly due to the debt redemption and semi-annual interest payments made during the first nine months of fiscal year 2011. Other current liabilities decreased from $41 million at the end of fiscal year 2010 to $25 million at the end of the third quarter of fiscal year 2011 primarily due to an $8 million decrease in accrued warranty related to settlement payments and reassessment of replacement parts exposure and an $8 million decrease in current income tax payable. Employee compensation and benefits increased to $88 million from $82 million at fiscal year 2010 mainly due to merit increases in salary, partially offset by payments made under our employee bonus plan in respect of fiscal year 2010 performance.
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
     Inventory increased to $185 million at August 1, 2010 from $162 million at the end of fiscal year 2009. The number of days of inventory on hand remained flat at 62 days at August 1, 2010 compared to November 1, 2009. The increase in inventory dollar amount was attributable to anticipated increased demand.
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
  Investing Activities
     Net cash used in investing activities for the nine months ended July 31, 2011 was $84 million, primarily due to purchases of property, plant and equipment of $75 million, in connection with the expansion of our manufacturing facilities in Fort Collins, Colorado, and in Singapore and $8 million related to a business acquisition completed in the first nine months of fiscal year 2011.
     Net cash used in investing activities for the nine months ended August 1, 2010 was $56 million, due to purchases of property, plant and equipment of $49 million and $8 million related to a business acquisition.
  Financing Activities
     Net cash used in financing activities for the nine months ended July 31, 2011 was $304 million. The net cash used in financing activities was principally due to the redemption of the remaining $230 million in principal amount of senior subordinated notes, an aggregate of $59 million in payments of cash dividends to shareholders and the payment of an aggregate of $68 million to repurchase and cancel 1.9 million shares of our ordinary shares under our share repurchase program. This was partially offset by $55 million in net proceeds provided by the exercise of options and purchases of our ordinary shares by employees under our ESPP.
     Net cash used in financing activities for the nine months ended August 1, 2010 was $342 million. The net cash used in financing activities was principally from the redemption of $318 million in principal amount of senior fixed rate notes and $46 million principal amount of senior floating rate notes, offset by $22 million in net proceeds from the exercise of options.
Indebtedness
     As of July 31, 2011, we had $6 million of capital lease obligations. At such date, we also had $200 million of borrowing capacity available under our revolving credit facility.
Contractual Commitments
     See Note 11 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
     There were no other substantial changes to our contractual commitments during the first nine months of fiscal year 2011 from those disclosed in our 2010 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements at July 31, 2011 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
  Foreign Currency Derivative Instruments
     Gains and losses from foreign currency transactions, as well as derivative instruments, were included in our unaudited consolidated statements of operations in the amounts of a less than $1 million loss and a less than $1 million gain, for the quarter and nine months ended July 31, 2011, respectively, compared to losses of $1 million and $4 million, for the quarter and nine months ended August 1, 2010, respectively.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2011. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of July 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, certain pending disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. TriQuint subsequently withdrew those claims with respect to three of those four patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. We filed our answer and initial counterclaim on September 17, 2009, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents and filed additional counterclaims on March 25, 2010 for the misappropriation of Avago trade secrets. On October 16, 2009, TriQuint filed its answer to our initial counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non-infringement and invalidity. While the court dismissed TriQuint’s antitrust counterclaims on procedural grounds on March 16, 2010, TriQuint filed a motion to file an amended pleading for its anti-trust claims, which was granted on August 3, 2010. We intend to defend this lawsuit vigorously, and future actions may include the assertion by us of additional claims or counterclaims against TriQuint related to our intellectual property portfolio.
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
     On March 15, 2010 we filed a patent infringement action against ST Microelectronics N.V. in the Eastern District of Texas for infringement of four of our patents related to optical navigation devices. We amended the complaint on July 6, 2010 adding infringement of a fifth optical navigation related patent to the action. We are seeking injunctive relief, damages in an unspecified amount, treble damages for willful infringement and attorneys fees. In response, ST Microelectronics filed a patent infringement action against us in the Northern District of Texas alleging that our sales of certain optical navigation devices infringed two ST Microelectronics’ patents. ST Microelectronics is seeking injunctive relief and damages in an unspecified amount. ST Microelectronics filed a second suit against us on November 5, 2010 in the Northern District of California alleging certain anticompetitive actions by us in the optical navigation sensor market. ST Microelectronics is seeking injunctive and compensatory relief under the Sherman Act and the Clayton Act and attorneys fees. On January 4, 2011, we filed a motion to dismiss ST Microelectronics’ claims relating to anticompetitive actions by us and on April 11, 2011, the court ordered a stay of this matter pending resolution of the patent litigation in the Eastern district of Texas; on June 17, 2011 ST Microelectronics filed a motion to transfer this matter to the Eastern District of Texas. We intend to defend these lawsuits vigorously, and future actions may include the assertion by us of additional claims or counterclaims against ST Microelectronics related to our intellectual property portfolio.
     On January 21, 2011, we filed a patent infringement action against Cypress Semiconductor Corporation, or Cypress, for infringement of three of our patents related to optical navigation devices. We are seeking injunctive relief, damages in an unspecified amount, treble damages for willful infringement and expenses and attorneys fees. On May 23, 2011, Cypress filed its answer and counterclaim against us for a declaratory judgment of non-infringement and invalidity of the patents asserted by us. On August 22, 2011, Cypress filed an amended answer and counterclaim alleging infringement by us of five of Cypress’s patents. In its counterclaim Cypress is seeking injunctive relief, damages in an unspecified amount, treble damages for willful infringement and costs and attorneys’ fees. We intend to defend this lawsuit vigorously, and future actions may include the assertion by us of additional claims or counterclaims against Cypress related to our intellectual property portfolio.
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

Item 1A. Risk Factors
     A description of the risk factors associated with our business is set forth below. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2011. These risk factors, which could materially affect our business, financial conditions or results of operations, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations.
Risks Related to Our Business
Concerns regarding the global economic situation could have a negative effect on our business, results of operations and financial condition and liquidity.
     The global economic downturn and financial crisis in 2008 and 2009 led to slower economic activity, unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and lower levels of liquidity in many financial markets. The resulting global recession also led to reduced customer spending in the semiconductor market and in our target markets during 2009, made it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and caused U.S. and foreign businesses to slow spending on our products. It also caused consumers to reduce spending on many products our customers make, such as personal computers, mobile phone and flat screen televisions. In recent months, market and business conditions in general have been affected by investor and customer concerns and about the global economic outlook, including concerns about the economic recovery in the U.S. A slowdown in the economic recovery or worsening global economic conditions as a result of these or other factors will likely cause our customers and consumers to reduce spending and could lead to the insolvency of key suppliers, resulting in product delays, and in customer insolvencies, all of which could negatively affect our business, financial condition and result of operations.
We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.
     The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. For example, the global semiconductor market experienced substantial declines in 2001 and 2009, in each case beyond the declines experienced in the typical cycles experienced by the semiconductor industry, due in large part to deteriorating global economic conditions during those periods. Periods of industry downturns have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, underutilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, resulting in an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. In addition, in any future economic downturn we may be unable to grow our revenues or reduce our costs quickly enough to maintain our operating profitability.
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
     After winning a product design, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required, or may not realize as much revenue as we had anticipated. A delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense in the design process and generated little or no revenue. Customers could choose at any time to stop using our products or may fail to successfully market and sell their products, which could reduce demand for our products and materially adversely affect our business, financial condition and results of operations.
     Finally, the timing of design wins is unpredictable and a major design win or multiple design wins occurring at or around the same time may strain our resources and those of our contract manufacturers. In such event we may be forced to dedicate significant additional resources and incur additional, unanticipated costs and expenses to fulfill such design wins, which may have a material adverse effect on our results of operations.
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
We utilize a significant amount of intellectual property in our business. If we are unable or fail to protect our intellectual property, our business could be adversely affected.
     Our success depends in part upon protecting our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights, trademarks, service marks, trade secrets and similar intellectual property, as well as customary contractual protections with our customers, suppliers, employees and consultants, and through security measures to protect our trade secrets. We may be required to spend significant resources to monitor and protect our intellectual property rights and there can be no assurance that, even with significant expenditures, we will be able to protect our intellectual property rights valuable to our business. We are unable to predict that:
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
     In addition, our competitors or others may develop products or technologies that are similar or superior to our products or technologies, duplicate our products or technologies or design around our protected technologies. Effective patent, trademark, copyright and trade secret protection may be unavailable or more limited in one or more relevant jurisdictions, relative to those protections available in the United States, may not be applied for or may be abandoned in one or more relevant jurisdictions. We may elect to abandon or divest patents or otherwise not pursue prosecution of certain pending patent applications due to strategic concerns or other factors. From time to time we pursue litigation to assert our intellectual property rights, including, in some cases, against third parties with whom we have ongoing relationships, such as customers and suppliers, and third parties may pursue litigation against us. For example, we have filed suit against ST Microelectronics N.V., or ST Microelectronics, in which, we are seeking a judgment that they have infringed five of our patents relating to optical navigation devices and they have counter-filed against us alleging that certain of our optical navigation devices infringe two of their patents, among other things. See Part II, Item 1. “Legal Proceedings” above for additional information regarding this dispute. An adverse decision in such types of legal action could limit our ability to assert our intellectual property rights and limit the value of our technology, including the loss of opportunities to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others. In addition, such legal actions or adverse decisions could otherwise negatively impact our business, financial condition and results of operations.
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
     We are currently, and from time to time may be, subject to warranty or product liability claims that have lead, and may in the future lead, to significant expenses as we compensate affected customers for costs incurred related to product quality issues. Although we maintain reserves for reasonably estimable liability and product liability insurance, our reserves may be inadequate to cover the uninsured portion of such claims. Conversely, in some cases, amounts we reserve may ultimately exceed our actual liability for particular claims and may need to be reversed. For example, in the second quarter of 2009 we identified a product quality issue with a particular component that we took steps to correct, including notifying our customers and offering to replace such components. We are continuing our discussions with affected customers regarding this issue, and have compensated or otherwise rectified the issue with many of those customers. As at July 31, 2011, we had recorded an aggregate of $13 million in charges (including a reversal of warranty accrual of $4 million in the quarter ended May 1, 2011) associated with this issue, and may incur additional charges as we continue to work with our customers to resolve the matter.
     Although we maintain product liability insurance, such insurance is subject to significant deductibles and there is no guarantee that such insurance will be available or adequate to protect against all such claims, or we may elect to self-insure with respect to certain matters. We may incur costs and expenses in the event of any recall of a customer’s product containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Our customer contracts typically contain warranty and indemnification provisions, and in certain cases liquidated damages provisions relating to product quality issues. The potential liabilities associated with such provisions are significant, and in some cases are potentially unlimited, and may greatly exceed any revenues we receive from such products. Costs, payments or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially, adversely affect our financial condition and results of operations.

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
     Some of our customers are material to our business and results of operations. During fiscal year 2010, no customer accounted for 10% or more of our net revenue, but our top 10 customers, which included five distributors, collectively accounted for 55% of our net revenue. During the first nine months of fiscal year 2011, no customer accounted for 10% or more of our net revenue, but our top 10 customers, which included three distributors, collectively accounted for 54% of our net revenue. In addition, we believe that aggregate sales of our products to certain of our customers exceeds the amount of our direct sales to them. For example, we believe our aggregate sales to Cisco Systems, Inc., when direct sales are combined with indirect sales to Cisco through contract manufacturers that Cisco utilizes, may have exceeded 10% of our net revenues for the nine months ended July 31, 2011. We believe our top customers’ purchasing power has given them the ability to make greater demands on their suppliers, including us. We expect this trend to continue, which may adversely affect our gross margins on certain products. In addition, we expect this will result in our results of operations becoming increasingly sensitive to deterioration in the financial condition of, or other adverse developments related to, one or more of our significant customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. As a result, although our customers provide indications of their product needs and purchases on an annual basis, they generally purchase our products on a weekly or daily basis and the relationship, as well as particular orders, can be terminated at any time. The loss of any of our major customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.
We generally do not have any long-term supply contracts with our contract manufacturers or materials suppliers and may not be able to obtain the products or raw materials required for our business, which could have a material adverse affect on our business.
     We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers, some of which are our single source suppliers for these materials. We purchase a significant portion of our semiconductor materials and finished goods from a few suppliers and contract manufacturers. For fiscal year 2010, we purchased 54% of the materials for our manufacturing processes from eight suppliers. For the first nine months of fiscal year 2011, we purchased 56% of the materials for our manufacturing processes from seven suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers’ requirements or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
     Our gross margin is highly dependent on product mix, with proprietary products and products sold into our industrial and automotive target market typically providing higher gross margin than other products. A shift in sales mix away from our higher margin products could adversely affect our future gross margin percentages. In addition, OEMs are becoming increasingly price conscious when they design semiconductors from third party suppliers into their products. This sensitivity can lead to intense price competition by competing suppliers, which may require us to decrease our prices in order to win a design with an OEM customer, which can adversely affect our gross margin. Our margin may also be affected by fluctuations in commodity prices, either directly in the price of the raw materials we buy, or as a result of prices increases passed on to us by our suppliers. Many commodities prices, including those of gold and fuel, have risen significantly in recent months. We do not hedge our exposure to commodity prices and continued increases in commodities prices may adversely affect our gross margin.

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
     We sell our products throughout the world. In addition, as at July 31, 2011, approximately 67% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
     Any acquisition may also cause us to assume liabilities, acquire goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential impairment charges, incur amortization expense related to certain intangible assets, increase our expenses and working capital requirements, and subject us to litigation, which would reduce our return on invested capital. In addition, if the businesses or products lines that we acquire have a different pricing or cost structure than we do, such acquisitions may adversely affect our profitability and reduce our overall margin. Failure to manage and successfully integrate the acquisitions we make or to improve margins of the acquired businesses and products could materially harm our business, operating results and margins.
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
     During fiscal year 2009, we pursued a number of restructuring initiatives designed to reduce costs and increase revenue across our operations, in large part due to the global economic downturn and related decline in demand for our customers’ products. These initiatives included significant workforce reductions in certain areas as we realigned our business, establishing certain operations closer in location to our global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and steps to attempt to further reduce our overhead costs. As a result of these initiatives, we incurred restructuring charges of $34 million in fiscal year 2009, $4 million in fiscal year 2010 and $3 million in the first nine months of fiscal year 2011.
     We may be required to take additional charges in the future as we continue to evaluate our operations and cost structures relative to general economic conditions, market demands, our cost competitiveness, our geographic footprint as it relates to our customers’ production requirements and our research and development focus. We cannot assure you as to the timing or amount of any such additional future restructuring charges. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows may be adversely impacted. Additionally, there are other potential risks associated with our restructurings that could adversely affect us, such as delays encountered with the finalization and implementation of the restructuring activities, work stoppages, and the failure to achieve targeted cost savings.
We are subject to risks associated with our distributors’ product inventories and product sell-through.
     We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We recognize revenues for sales to distributors upon delivery to the distributor. We limit distributor return rights and we allow limited price adjustments on sales to distributors. We provide reserves for distributor rights related to these limited stock returns and price adjustments. Sales to distributors accounted for 41% and 37% of our net revenue for fiscal year 2010 and the first nine months of fiscal year 2011, respectively.

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
We sell many of our products to customers through distributors and manufacturers’ representatives, as well as through our employee sales representatives. We are unable to predict the extent to which our distributors and manufacturers’ representatives will be successful in marketing and selling our products. Moreover, many of our distributors and manufacturers’ representatives and distributors also market and sell competing products. Our relationships with our representatives and distributors may be terminated by either party at any time. As part of a change in strategy, in order to more effectively manage sales representatives’ performance, in 2010 we terminated our relationships with a substantial number of our manufacturing representatives in the United States and have replaced them with additional employee representatives. In addition, in June 2011, we reduced the number of our global, full-line distributors, by changing one of them to a regional, full-line distributor. We continue to evaluate our sales and distribution strategies and may make further changes in the future. Our future performance will depend, in part, on our ability to attract additional distributors or manufacturers’ representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products, and on our ability to effectively manage distribution efforts by our remaining global, full-line distributors. If we cannot retain our current distributors or manufacturers’ representatives, recruit additional or replacement distributors or manufacturers’ representatives, or effectively manage changes to our sales and distributions strategies our sales and operating results will be harmed.
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
     Our corporate affairs are governed by our memorandum and articles of association and by the laws governing corporations incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our board of directors under Singapore law are different from those applicable to a corporation incorporated in the United States. Therefore, our public shareholders may have more difficulty in protecting their interest in connection with actions taken by our management, members of our board of directors or KKR and Silver Lake, which we refer to as the Sponsors, than they would as shareholders of a corporation incorporated in the United States.
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
     Investment funds affiliated with KKR, investment funds affiliated with Silver Lake, Seletar Investments Pte. Ltd., or Seletar, and Geyser Investment Pte. Ltd., or Geyser, beneficially own approximately 7.3%, 7.2%, 1.8% and 1.2% of our outstanding ordinary shares, respectively (based on the number of ordinary shares outstanding as of September 1, 2011). In addition, pursuant to the terms of our Second Amended and Restated Shareholder Agreement, or the Shareholder Agreement, the Sponsors can elect their respective designees to serve as members of our board of directors. KKR and Silver Lake will continue to have a presence on our board of directors and therefore a significant influence on our affairs, including significant corporate transactions, such as a merger or other sale of our company or our assets.
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
     Furthermore, the stock markets have recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including ours. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our ordinary shares. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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
     As of September 1, 2011, approximately 41.3 million outstanding ordinary shares are subject to the contractual transfer restrictions in our Shareholder Agreement, which is described under “Certain Relationships and Related Party Transactions — Second Amended and Restated Shareholder Agreement — Transfer Restrictions” in the definitive proxy statement for our 2011 annual general meeting of shareholders. The Company and the Sponsors may decide to waive the restrictions in the Shareholder Agreement.
     As of September 1, 2011, holders of approximately 41.3 million ordinary shares are entitled to rights with respect to registration of such shares under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration rights agreement with us. These holders have exercised their registration rights several times since our since our initial public offering, or IPO, in August 2009 and if such holders, by exercising their registration rights or otherwise, continue to sell a large number of shares, they could adversely affect the market price for our ordinary shares. If we register the sale of additional shares to raise capital and are required to include shares held by these holders in such registration pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
     In addition, shares issued pursuant to our equity incentive plans, including such shares issued to members of our management, may be freely sold in the public market upon vesting and issuance, subject to the restrictions provided under the terms of the plan and option agreement under which they were issued, applicable securities laws and our insider trading policy.
There can be no assurance that we will continue to declare cash dividends or repurchase shares.
     Our Board of Directors adopted a dividend policy pursuant to which the Company will pay quarterly dividends on our ordinary shares and has also approved a program to repurchase up to 15 million of the company’s ordinary shares, not to exceed $500 million in the aggregate. However, the declaration and payment of any future dividend is subject to the approval of our board of directors and our dividend policy could change at any time. Similarly, our share repurchase program may be suspended or terminated at any time. There can be no assurance that we will declare cash dividends or repurchase shares in the future in any particular amounts, or at all. Furthermore, any dividend, if declared, may be an interim dividend, under Singapore law, which is wholly provisional and may be revoked by our Board of Directors at any time prior to the payment thereof. The payment of cash dividends is restricted by applicable law and our corporate structure. Pursuant to Singapore law and our articles of association, no dividends may be paid except out of our profits. Also, because we are a holding company, our ability to pay cash dividends on our ordinary shares and to repurchase our shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of our credit agreement.
     Future dividends and share repurchases, their timing and amount, as well as the relative allocation of cash between dividends and share repurchases, may be affected by, among other factors: our views on potential future capital requirements for strategic transactions, including acquisitions; earnings levels; contractual restrictions; cash position and overall financial condition; and changes to our business model. In addition, the amount we spend and the number of shares we are able to repurchase under our share repurchase program may further be affected by a number of other factors, including the share price and blackout periods in which we are restricted from repurchasing shares. A reduction in, or elimination of, our dividend payments and/or share repurchases could have a negative effect on our share price.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered securities during the nine months ended July 31, 2011.
Issuer Repurchase of Equity Securities
     The following table presents details of our repurchases during the fiscal quarter ended July 31, 2011:

			Total Number of Shares	Approximate Dollar Value of
			Purchased as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the Plans or
Period	Shares Purchased	Paid per Share	Programs (1)	Programs (2)
				(in millions)
May 2 - May 29, 2011	—	$—	—	$—
May 30 - June 26, 2011	351,891	$33.31	351,891	$488
June 27 - July 31, 2011	1,535,221	$36.65	1,535,221	$432

Total	1,887,112	$36.02	1,887,112

(1)	During the period from May 2, 2011 to July 31, 2011 all share repurchases were made in open market transactions, pursuant to the publicly announced share repurchase program discussed above. All repurchases were made in accordance with Rule 10b-18 under the Exchange Act.

(2)	On June 8, 2011, our board of directors authorized the repurchase of up to 15 million of the Company’s outstanding ordinary shares, not to exceed $500 million in the aggregate, in open market transactions prior to the date on which the 2012 Annual General Meeting of the Company is held or is required by law to be held.
Item 3. Defaults Upon Senior Securities
     None.
Item 5. Other Information
Dividend
     On September 7, 2011, the Board declared an interim quarterly cash dividend on its ordinary shares of $0.11 per share, payable on September 30, 2011 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on September 19, 2011.
Amendments to the Company’s Code of Ethics
     On September 7, 2011, the Board approved amendments to the Company’s Code of Ethics and Business Conduct, or the Code of Conduct, which applies to all directors, officers and employees of the Company. The following is a summary of the substantive amendments to the Code of Conduct: (i) the Conflicts of Interest section was amended to clarify and provide additional examples of conflict of interest situations, to specify that employees must seek the Company’s authorization prior to taking on additional work outside Avago and to prohibit employees from acting as “industry experts” or “industry consultants”, either paid or unpaid, in which capacity they provide to third parties non-public and/or confidential information about the Company’s business or the business of its customers or suppliers; and (ii) the Confidentiality section was amended to prohibit persons covered by the Code of Conduct from using non-public, confidential or proprietary information about the Company or other companies obtained in the course of their employment with, or service to, the Company for personal gain, such as disclosing information to third parties in exchange for consulting fees or other financial incentives. The amendments took effect upon adoption by the Board.
     The foregoing summary of the amendments to the Code of Conduct is qualified in its entirety by reference to the full text of the Code of Conduct, as so amended, which is available in the “Investors — Governance” section of our website at www.avagotech.com.

Item 6. Exhibits

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
3.1	Memorandum and Articles of Association	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	August 14, 2009

4.1	Second Amended and Restated Shareholder Agreement, dated August 11, 2009, among Avago Technologies Limited, Silver Lake Partners II Cayman, L.P., Silver Lake Technology Investors II Cayman, L.P., Integral Capital Partners VII, L.P., KKR Millennium Fund (Overseas), Limited Partnership, KKR European Fund, Limited Partnership, KKR European Fund II, Limited Partnership, KKR Partners (International), Limited Partnership, Capstone Equity Investors LLC, Avago Investment Partners, Limited Partnership, Bali Investments S.àr.l., Seletar Investments Pte Ltd, Geyser Investment Pte. Ltd. and certain other Persons	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	August 14, 2009

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS††	XBRL Instance Document			X

101.SCH††	XBRL Schema Document			X

101.CAL††	XBRL Calculation Linkbase Document			X

101.LAB††	XBRL Labels Linkbase Document			X

101.PRE††	XBRL Presentation Linkbase Document			X

101.DEF††	XBRL Definition Linkbase Document			X

†	Indicates a management contract or compensatory plan or arrangement.

††	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at October 31, 2010 and July 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Income for the quarters and nine months ended August 1, 2010 and July 31, 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended August 1, 2010 and July 31, 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.
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

Date: September 8, 2011