Form 10-K
period 2011-10-30
Avago Technologies LTD
filed 2011-12-16
CIK 1441634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-34428
_____________________________________________________________
Avago Technologies Limited
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________________________________

Singapore (State or Other Jurisdiction of Incorporation or Organization)	N/A (I.R.S. Employer Identification No.)

1 Yishun Avenue 7 Singapore 768923 (Address of Principal Executive Offices)	N/A (Zip Code)
(65) 6755-7888
(Registrant’s telephone number, including area code)
_____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Ordinary Shares, no par value	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
_____________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
State the aggregate market value of the Registrant’s voting and non-voting ordinary shares held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of May 1, 2011, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on April 29, 2011, the last trading day prior to our fiscal quarter end) was approximately $6,007,275,564.
As of December 9, 2011, the Registrant had 244,406,916 ordinary shares outstanding.
Documents Incorporated by Reference
Information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K. The Registrant intends to file its definitive Proxy Statement within 120 days after its fiscal year ended October 30, 2011.

AVAGO TECHNOLOGIES LIMITED
2011 ANNUAL REPORT ON FORM 10-K

		Page
PART I.
ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS	10
ITEM 1B.	UNRESOLVED STAFF COMMENTS	28
ITEM 2.	PROPERTIES	28
ITEM 3.	LEGAL PROCEEDINGS	28

PART II.
ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	30
ITEM 6.	SELECTED FINANCIAL DATA	32
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	52
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	54
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	94
ITEM 9A.	CONTROLS AND PROCEDURES	94
ITEM 9B.	OTHER INFORMATION	94

PART III.
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	95
ITEM 11.	EXECUTIVE COMPENSATION	95
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS	95
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	95
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	95

PART IV.
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	95
SIGNATURES		95
EXHIBIT INDEX		99

EX-10.13
EX-10.20
EX-10.40
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

PART I
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and particularly in Item 1: “Business,” Item 1A:“Risk Factors,” Item 3: “Legal Proceedings” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. These statements are indicated by words or phrases such as “anticipate,” “expect,” “estimate,” “seek,” “plan,” “believe,” “could,” “intend,” “will,” and similar words or phrases. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to, any projections of financial information; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. All statements we make relating to estimated and projected product sales, earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections of our or industry performance based on management’s judgment, beliefs, current trends and market conditions and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Some of the factors that could affect our future results and cause them to differ materially from our expectations are disclosed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. These factors include global economic conditions and concerns; cyclicality in the semiconductor industry or in our target markets; quarterly and annual fluctuations in operating results; our competitive performance and ability to continue achieving design wins with our customers; our dependence on contract manufacturing and outsourced supply chain and our ability to improve our cost structure through our manufacturing outsourcing program; prolonged disruptions of our or our contract manufacturers' manufacturing facilities or other significant operations, for example due to natural disasters such as the recent flooding in Thailand; our increased dependence on outsourced service providers for certain key business services and their ability to execute to our requirements; loss of our significant customers; our ability to maintain gross margin; our ability to maintain tax concessions in certain jurisdictions; our ability to protect our intellectual property and any associated increases in litigation expenses; dependence on and risks associated with distributors of our products; any expenses associated with resolving customer product warranty and indemnification claims; currency fluctuations; our ability to achieve the growth prospects and synergies expected from our acquisitions; delays, challenges and expenses associated with integrating acquired companies with our existing businesses; and other events and trends on a national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature. All of the forward-looking statements are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” Part I, Item 1A of this Annual Report on Form 10-K. All forward-looking statements are based on information currently available to us. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
References in this Annual Report on Form 10-K to “Avago”, “the Company”, “we”, “our”, or “us” refer to Avago Technologies Limited and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires. Our fiscal year ends on the Sunday closest to October 31. We refer to our fiscal years by the calendar year in which they end. For example, the fiscal year ended October 30, 2011 is referred to as “fiscal year 2011”.

ITEM 1.	BUSINESS
Overview
We are a leading designer, developer and global supplier of a broad range of analog semiconductor devices with a focus on III-V based products. We differentiate ourselves through our high performance design and integration capabilities. III-V semiconductor materials have higher electrical conductivity, enabling faster speeds and tend to have better performance characteristics than conventional silicon in applications such as radio frequency, or RF, and optoelectronics. Our product portfolio is extensive and includes over 6,500 products that we sell into four primary target markets: wireless communications, wired infrastructure, industrial and automotive electronics, and consumer and computing peripherals. Applications for our products in these target markets include cellular phones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, renewable energy and smart power grid applications, factory automation, displays, optical mice and printers.
We have a 50-year history of innovation dating back to our origins within Hewlett-Packard Company. Over the years, we have assembled a large team of analog design engineers, and we maintain design and product development engineering resources around the world. Our locations include two design centers in the United States, five in Asia and four in Europe. We have developed an extensive portfolio of intellectual property that currently includes approximately 4,900 U.S. and foreign patents and patent applications. Our history and market position enable us to strategically focus our research and development resources to address attractive target markets. We leverage our significant intellectual property portfolio to integrate multiple technologies and create component solutions that target growth opportunities. We design products that deliver high-performance and provide mission-critical functionality. In particular, we were a pioneer in commercializing vertical-cavity surface emitting laser, or VCSEL, fiber optic products and our VCSEL-based products have been widely adopted throughout the wired infrastructure industry. In addition, we were among the first to deliver commercial film bulk acoustic resonator, or FBAR, filters for code division multiple access, or CDMA, technology and we believe we maintain a significant market share of personal communication service, or PCS, duplexers within the CDMA market. In addition, our FBAR filters offer technological advantages over competing filters in certain other radio bands, such as GPS and 3G. In optoelectronics, we are a market leader in submarkets such as optocouplers and parallel fiber optic transceivers.
We have a diversified and well-established customer base of approximately 40,000 end customers, located throughout the world, which we serve through our multi-channel sales and fulfillment system. We have established strong relationships with leading original equipment manufacturer, or OEM, customers across multiple target markets. Many of our major customer relationships have been in place multiple years and we have supplied multiple products during that time period. Our close customer relationships have often been built as a result of years of collaborative product development which has enabled us to build our intellectual property portfolio and develop critical expertise regarding our customer’s requirements, including substantial system level knowledge. This collaboration has provided us with key insights into our customers and has enabled us to be more efficient and productive and to better serve our target markets and customers. We distribute most of our products through our broad distribution network, and a significant portion of our sales are to two of the largest global electronic components distributors, Avnet, Inc. and Arrow Electronics, Inc. We also have a direct sales force focused on supporting large OEMs.
We focus on maintaining an efficient global supply chain and a variable, low-cost operating model. Accordingly, we have outsourced a majority of our manufacturing operations utilizing third-party foundry and assembly and test capabilities, as well as most of our corporate infrastructure functions. We aim to minimize capital expenditures by focusing our internal manufacturing capacity on products utilizing our innovative materials and processes to protect our intellectual property and to develop the technology for manufacturing, while outsourcing standard complementary metal oxide semiconductor, or CMOS, processes. We also have over 40 years of operating history in Asia, where approximately 59% of our employees are located and where we produce and source the majority of our products. Our presence in Asia places us in close proximity to many of our customers’ manufacturing facilities and at the center of worldwide electronics manufacturing.
Markets and Products
We focus on leveraging our design capabilities to develop products for target markets where we believe our innovation and reputation will allow us to earn attractive margins. In each of our target markets, we have multiple product families that primarily provide OEMs with component or subsystem products. Our product portfolio ranges from simple discrete devices to complex sub-systems that include multiple device types and incorporate firmware for interface between digital systems. In some cases, our products include mechanical hardware that interfaces with optoelectronic or capacitive sensors. We intend to expand our product offerings to address existing and adjacent market opportunities, and plan to selectively target attractive segments within large established markets. We target markets that require high quality and the integrated performance characteristics of our products. For the fiscal year ended October 30, 2011, wireless communications contributed 38%, wired infrastructure contributed 28%, industrial and automotive electronics contributed 29% and consumer and computing peripherals contributed 5%, of our net revenue, respectively.
Wireless Communications.  We support the wireless industry with a broad variety of RF semiconductor devices, including monolithic microwave integrated circuit filters and duplexers using our proprietary FBAR technology, front end modules that incorporate multiple die into multi-function RF devices, diodes and discrete transistors. Our expertise in amplifier design, FBAR technology and module integration enables us to offer industry-leading efficiency in RF transmitter applications. Our proprietary gallium arsenide, or GaAs, processes are critical to the production of power amplifier, or PA, and low noise amplifier products. In addition to RF devices, we provide a variety of optoelectronic sensors for mobile handset applications. We also supply light emitting diodes, or LEDs, for camera-phone flashes and for backlighting applications in mobile handset keypads.
Wired Infrastructure.  In the storage and Ethernet networking markets, we supply transceivers that receive and transmit information along optical fibers. We provide a range of product bandwidth options for customers, including options ranging from 125 megabyte data, or MBd, Fast Ethernet transmitters and receivers to 16 Gigabit transceivers. We supply parallel optic transceivers with as many as 12 parallel channels for high performance computing, core routing and server applications. For enterprise networking and server input/output, or I/O, applications, we also supply high speed serializer/deserializer, or SerDes, products integrated into application specific integrated circuits, or ASICs.
Industrial and Automotive Electronics.  We provide a broad variety of products for the general industrial, automotive and consumer appliance markets. We offer optical isolators, or optocouplers, which provide electrical insulation and signal isolation for signaling systems that are susceptible to electrical noise or interference. Optocouplers are used in a diverse set of applications, including industrial motors, automotive systems including those used in hybrid engines, power generation and distribution systems, switching power supplies, motion sensors, telecommunications equipment, consumer appliances, computers and office equipment, plasma displays, and military electronics. For industrial motors and robotic motion control, we supply optical encoders, as well as integrated circuits, or ICs, for the controller and decoder functions. For electronic signs and signals, we supply LED assemblies that offer high brightness and stable light output over thousands of hours, enabling us to support traffic signals, large commercial signs and other displays. For industrial networking, we provide Fast Ethernet and faster optical transceivers using plastic optical fiber that enable quick and interoperable networking and factory automation.
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
• Hewlett-Packard Company
• International Business
Machines Corp.
• Juniper Networks Inc.

Industrial and	• Fiber optic transceivers	• In-car infotainment	• ABB Ltd.
Automotive Electronics	• LEDs	• Displays	• Schneider Electric
	• Motion control encoders and	• Lighting	• Siemens AG
	subsystems	• Factory automation
	• Optocouplers	• Motor controls
• Power supplies
• Renewable clean energy

Consumer and	• Optical mouse sensors	• Optical mice	• Hewlett-Packard Company
Computing Peripherals	• Motion control encoders and	• Printers	• Logitech International S.A.
	subsystems	• Optical disk drives	• Primax Electronics Ltd.
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
We intend to continue to build on our history of innovation, and our intellectual property portfolio, design expertise and system-level knowledge, to create more integrated solutions. We plan to continue investing in product development to drive growth in our business. We also invest in process development and maintain fabrication capabilities in order to optimize processes for devices that are manufactured internally. Our field application engineers, or FAEs, and design engineers are located near many of our customers around the world, enabling us to support our customers in each stage of their product development cycle, from early stages of production design through volume manufacturing and future growth. By collaborating with our customers, we have opportunities to develop high value added, customized products for them that leverage our existing technologies. Research and development expenses were $317 million, $280 million and $245 million for the years ended October 30, 2011, October 31, 2010 and November 1, 2009, respectively. We anticipate that we will continue to make significant research and development expenditures in order to maintain our competitive position with a continuous flow of innovative and sustainable product platforms. As of October 30, 2011, we had approximately 1,200 employees dedicated to research and development at multiple locations around the world.
Customers, Sales, Marketing and Distribution
We have a diversified and historically stable customer base. In the year ended October 30, 2011, no customer accounted for 10% or more of our net revenue, and our top 10 customers, which included three distributors, collectively accounted for 54% of our net revenue. However, we believe that aggregate sales of our products to certain of our customers exceed the amount of our direct sales to them. For example, we believe our aggregate sales to Cisco Systems, Inc., when our direct sales to them are combined with indirect sales to Cisco through contract manufacturers that Cisco utilizes, may have exceeded 10% of our net revenues for fiscal year 2011.
We sell our products through a network of distributors and our direct sales force globally. Our customers require timely delivery often to multiple locations around the world. We have strategically developed distributor relationships to serve tens of thousands of customers. Our direct sales force is focused on supporting our large OEM customers. Additionally, our extensive network of FAEs enhances our customer reach and our visibility into new product opportunities. We also complement our direct sales force with a network of manufacturing sales representative companies to cover particular geographies and customers in emerging markets. Our main global distributors are Avnet, Inc., and Arrow Electronics, Inc., complemented by a number of specialty regional distributors with customer relationships based on their respective product ranges.
As of October 30, 2011, our sales and marketing organization consisted of approximately 500 employees, many of whom have responsibility for emerging accounts, for large, global accounts, or for our distributors. Our sales force has specialized product and service knowledge that enables us to sell specific offerings at key levels throughout a customer’s organization.
As part of our global reach, we have a number of sales offices located in various countries, with a significant presence in Asia, which is a key center of the worldwide electronics supply chain. Many of our customers design products in North America or Europe that are then manufactured in Asia. We maintain dedicated regional customer support call centers, where we address customer issues and handle logistics and other order fulfillment requirements. We are well-positioned to support our customers throughout the design, technology transfer and manufacturing stages across all geographies.
Operations
A majority of our manufacturing operations are outsourced and we utilize external foundries to fabricate our semiconductors, including Taiwan Semiconductor Manufacturing Company Ltd., or TSMC and WIN Semiconductors Corp. For certain of our product families, substantially all of our revenue is derived from semiconductors fabricated by external foundries, including our high speed SerDes ICs, LEDs, and LED-based displays. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amertron Incorporated, Hisense Multimedia Broadband Technologies (HK) Co., Ltd. (formerly SAE Magnetics), and the Hana Microelectronics Public Company Ltd. group of companies, or Hana. In some instances we may only qualify one contract manufacturer to manufacture certain of our products. For example, until recently, Hana was the only manufacturer of certain of sensors for our industrial market and certain multi-market transistor products. We maintain our internal fabrication facilities for products utilizing our innovative materials and processes to protect our intellectual property and to develop the technology for manufacturing, and we outsource standard CMOS processes. Examples of internally fabricated semiconductors include RF GaAs amplifiers for wireless communications and VCSEL-based lasers for fiber optic communications. The majority of our internal III-V semiconductor wafer fabrication is done in the United States and Singapore. As of October 30, 2011, approximately 1,500 manufacturing employees were devoted to our internal fabrication operations as well as management of outsourced activities. For selected customers, we maintain finished goods inventory near or at customer manufacturing sites to support their just-in-time production.

Materials and Suppliers
Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials. We purchase materials from hundreds of suppliers on a global basis. These supply relationships are generally conducted on a purchase order basis. While we have not experienced any significant difficulty in obtaining the materials used in the conduct of our business and we believe that no single supplier is material, some of the parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for re-design or qualification. Our long-term relationships with our suppliers allow us to proactively manage our technology development and product discontinuance plans, and to monitor our suppliers' financial health. Some suppliers may nonetheless extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique components, we may not be able to find a substitute quickly, or at all. To address the potential disruption in our supply chain, we may use a number of techniques, including qualifying multiple sources of supply, redesign of products for alternative components and purchase of incremental inventory for supply buffer.
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
In the wired infrastructure target market, we provide fiber optic transceivers and SerDes ASICs for high-speed data communications and server applications. Our primary competitors for this target market are Finisar Corporation, International Business Machines Corp. Microelectronics Division, LSI Corporation and ST Microelectronics N.V. We compete based on the strength of our high speed proprietary design expertise, our customer relationships, proprietary process technology and broad product portfolio.
In the industrial and automotive electronics target market, we provide fiber optic transceivers for communication networks, LEDs for displays, motion control encoders and subsystems and optocouplers for factory automation and motor controls. Our primary competitors for this target market are Analog Devices, Inc., Heidenhain Corporation, Renesas Electronics Corporation and Toshiba Corporation. We compete based on our design expertise, broad product portfolio, reputation for quality products and large customer base.
In the consumer and computing peripherals target market, we provide optical mouse image sensors for optical mice and motion control encoders and subsystems for printers. Our primary competitors for this target market are PixArt Imaging Inc. and Sharp Corporation. In these applications, we compete based on our long history of innovation and market leadership, along with our design expertise.
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
We are the successor to the Semiconductor Products Group of Agilent Technologies, Inc., or SPG, which we acquired on

December 1, 2005 in a transaction that we refer to as the SPG Acquisition. We acquired ownership and license rights to a portfolio of patents and patent applications, as well as certain registered trademarks and service marks for discrete product offerings, from Agilent Technologies, Inc., or Agilent, in the SPG Acquisition. We have continued to have issued to us, and to file for, additional United States and foreign patents since the SPG Acquisition. As of October 30, 2011, we had approximately 2,200 U.S. and 1,300 foreign patents and approximately 500 U.S. and 900 foreign pending patent applications. Our research and development efforts are presently resulting in approximately 110 new patent applications per year relating to a wide range of RF and optoelectronic components and associated applications. The expiration dates of our patents range from 2012 to 2031, with a small number of patents expiring in the near future, none of which are expected to be material to our intellectual property portfolio.
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
A meaningful portion of our intellectual property is the subject of cross-licenses to other companies that have been granted by Agilent, or if originally derived from Hewlett-Packard Company, by Hewlett-Packard Company. In addition, we license third-party technologies that are incorporated into some elements of our design activities, products and manufacturing processes. Historically, licenses of the third-party technologies used by us have been available to us on acceptable terms.
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
Employees
As of October 30, 2011, we had approximately 3,500 employees worldwide. Approximately 1,200 were dedicated to research and development, 1,500 to manufacturing, 500 to sales and marketing and 300 to general and administrative functions. By geography, approximately 59% of our employees are located in Asia, 34% in North America and 7% in Europe. The substantial majority of our employees are not party to a collective bargaining agreement. However, approximately 400 of our 1,000 employees in Singapore, none of whom are in management or supervisory positions, are subject to a collective bargaining agreement with United Workers of Electronic and Electrical Industries that expires on June 30, 2013. In addition, all of our employees in Italy and some employees in Japan are subject to a collective bargaining agreement. In Italy we are also subject to national collective agreements between unions and employer associations. Such Italian national collective agreements are compulsory for both the employees and the employer. In addition, in Germany we are subject to collective agreements with the works councils at our sites, which apply to German employees other than managing directors and managers with similar authority. We believe we have a good working relationship with our employees and we have never experienced an interruption of business as a result of labor disputes.
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
Backlog
Our sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be, and often are, rescheduled, canceled or modified on relatively short notice, and in most cases without substantial penalty. Therefore, we believe that purchase orders or backlog are not necessarily a reliable indicator of future sales.
Seasonality
We are affected by seasonal trends in the semiconductor and related industries. We typically experience sequentially lower revenues in the first fiscal half of the year. Our revenue in the second half of the fiscal year is typically higher than our revenue in the first half of the fiscal year due to seasonality in two of our target markets, wireless communications and consumer and computing peripherals. These target markets typically experience seasonality due to the “back to school” and calendar year end holiday selling seasons.
Financial Information about Geographic Areas
For information on the geographic concentration of our net revenues and long-lived assets, please see Note 14. “Segment Information,” of our consolidated financial statements included elsewhere in the Annual Report on Form 10-K.
Other Information
Avago Technologies Limited was incorporated under the laws of the Republic of Singapore in August 2005. Our Singapore company registration number is 200510713C. The address of our registered office and our principal executive offices is 1 Yishun Avenue 7, Singapore 768923, and our telephone number is +65-6755-7888. We are the successor to the Semiconductor Products Group of Agilent Technologies Inc., which we acquired on December 1, 2005. Our ordinary shares are listed on the Nasdaq Global Select Market under the trading symbol “AVGO”.
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

Risks Related to Our Business
Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.
Adverse global economic conditions, including the global economic downturn and financial crisis in 2008 and 2009, have from time to time caused or exacerbated significant slowdowns in the semiconductor industry generally, as well as in our target markets. The global recession in 2008 and 2009 led to reduced customer spending in the semiconductor market and in our target markets, caused U.S. and foreign businesses to slow spending on our products and caused consumers to reduce spending on many products our customers make, such as personal computers, mobile phone and flat screen televisions. In recent months, market and business conditions in general have been adversely affected by investor and customer concerns and about the global economic outlook, including concerns about the economic recovery in the United States and the ongoing sovereign debt crisis in Europe. A slowdown in the economic recovery or worsening global economic conditions as a result of these or other factors will likely cause our customers and consumers to reduce or delay spending, and could lead to the insolvency of key suppliers (resulting in product delays) and customers, all of which could negatively affect our business, financial condition and result of operations.
We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. Periods of industry downturns have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, resulting in an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. In addition, in any future economic downturn we may be unable to grow our revenues or reduce our costs quickly enough to maintain our operating profitability.
Our operating results are subject to substantial quarterly and annual fluctuations.
Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers' products;

•	changes in our product mix or customer mix and their effect on our gross margin;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product announcements and introductions by us or our competitors;

•	incurrence of research and development and related new product expenditures;

•	seasonality or cyclical fluctuations in our markets;

•	currency fluctuations;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	intellectual property disputes;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.
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
We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication capacity, including sole sourcing for many components or products. For certain of our product families, substantially all of our revenue from those products is derived from semiconductors fabricated by external foundries such as Taiwan Semiconductor Manufacturing Company Ltd. and WIN Semiconductor Corp. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amertron Incorporated, the Hana Microelectronics Public Company Ltd. group of companies and Hisense Multimedia Broadband Technologies (HK) Co., Ltd (formerly SAE Magnetics). The ability and willingness of our contract manufacturers to perform is largely outside of our control. If one or more of our contract manufacturers or other outsourced providers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. If one of our suppliers, particularly a single-source supplier, ceases to, or is unable to, manufacture such a component or supply is otherwise constrained, we may be forced to re-engineer a product or we may fail to meet customer demand. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. For example, in the event that manufacturing capacity is reduced or eliminated at one or more facilities, including as a response to cycles in the semiconductor industry or as a result of unanticipated events such as natural disasters, manufacturing could be disrupted, we could have difficulties fulfilling our customer orders, which could result in the payment of significant damages by us to our customers, and our net revenue could decline. In addition, if these third parties on whom we are highly reliant fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders and our net revenue could decline. In such events, our business, financial condition and results of operations would be adversely affected.
In October 2011, Hana shut down its Ayutthaya facility in Thailand due to the severe flooding there. Hana manufactured several components for us at that facility, and was our only supplier for certain products for our industrial and wireless target markets.

We are working to transfer our equipment and have restarted production of these components at alternative locations with Hana and other contract manufacturers. However, we are uncertain as to when production will be back to pre-flood capacity. If we are unable to resume production at pre-flood levels, we may lose orders or customers. As a result of these events, we also expect to incur additional expenses to make additional capital expenditures for replacement or additional equipment, most of which we expect to incur in the first quarter of fiscal year 2012. However, the actual timing of the incurrence of these charges and expenses is dependent on the time required to resolve these issues. While we maintain business interruption insurance and are working with our insurance carrier to determine the amounts that may be recoverable under this policy, our losses associated with the flooding will likely exceed the amounts available under the limits of the policy. As a result of the flooding in Thailand and the recent earthquakes and tsunami in Japan, we are reviewing our supply chain and may seek to qualify second sources manufacturers and suppliers for some components and products. Qualifying such second sources may be a lengthy and potentially costly process.
To the extent we rely on third-party manufacturing relationships, we face the following risks:

•
inability of our manufacturers to develop manufacturing methods appropriate for our products, and manufacturers' lack of sufficient capacity, or their unwillingness to devote adequate capacity, to produce our products;

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
We are also dependent on various information technology systems, including, but not limited to, networks, applications, and outsourced services. We continually enhance and implement new systems and processes throughout our global operations. For example, we are currently upgrading our primary enterprise resource planning, or ERP, to provide for greater depth and breadth of functionality. Problems with transitioning to the upgraded system, or the failure of the upgraded system to operate effectively, could disrupt our operations and materially and adversely affect our business, financial condition, and results of operations by harming our ability to accurately forecast sales demand, manage our supply chain and production facilities, fulfill customer orders, and report financial and management information on a timely and accurate basis. In addition, due to the systemic internal control features within ERP systems, we may experience difficulties that could affect our internal control over financial reporting, which could create a significant deficiency or material weakness in our overall internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act.
Failure to adjust our supply chain volume due to changing market or other conditions or failure to accurately estimate our customers' demand could adversely affect our results of operations.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. Our results of operations could be harmed if we are unable to adjust our supply chain volume to address market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate, or by other unanticipated events such as the current flooding in Thailand and the recent earthquakes and tsunami in Japan. The sale of our products is dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile and is subject to seasonality related to the holiday selling season, making demand difficult to anticipate.
We believe that a number of our customers have, or depend on component suppliers and contract manufacturers that have, manufacturing facilities located in those areas of Thailand affected by the severe flooding and have suspended their operations in these areas as a result. Given the extensive disruption and supply constraints the flooding has caused, even if we are able to promptly resume production of our affected products at pre-flood levels, if our customers cannot timely resume their own manufacturing operations or source other necessary components or materials as a result of the flooding, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. We are continuing to evaluate the impact of the flooding on our suppliers, contract manufacturers and customers. We believe the effects of the flooding on our industry are likely to be substantial and will extend over several months.
On occasion, customers may require rapid increases in production, which can challenge our resources and reduce margins. During a market upturn, or, for example, as customers affected by the flooding in Thailand resume their manufacturing, we may not be able to purchase sufficient supplies or components or secure sufficient contract manufacturing capacity, to meet increasing product demand. This could harm our reputation, prevent us from taking advantage of opportunities and reduce revenue growth. In addition, some parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work.
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
Visibility into our markets is limited and any decline in our customers' markets would likely result in a reduction in demand for our products In such an environment, pricing pressures could intensify and, if we were unable to respond quickly, could significantly reduce our gross margins. To the extent we cannot offset recessionary periods or periods of reduced growth that may occur in these markets through increased market share or otherwise, our net revenue may decline and our business, financial condition and results of operations may suffer. For example, we experienced a larger than expected decline in demand from our industrial target market towards the end of fiscal year 2011, which adversely affected our net revenues and gross margin. Pricing pressures and competition are especially intense in semiconductor-related industries, which could prevent achievement of our long-term financial goals and could require us to implement additional cost-cutting measures. Furthermore, industry growth rates may not be as forecasted, which could result in us spending on process and product development well ahead of market requirements, which in turn could have a material adverse effect on our business, financial condition and results of operations.
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
We are focused on winning competitive bid selection processes, known as “design wins,” to develop semiconductors for use in our customers' products. These selection processes are typically lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that many of our products will likely have very short life cycles. Failure to obtain a design win sometimes prevents us from offering an entire generation of a product. This can result in lost revenues and could weaken our position in future competitive selection processes.
After winning a product design, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required, or may not realize as much revenue as we had anticipated. In addition, a delay or cancellation of a customer's plans could materially and adversely affect our financial results, as we may have incurred significant expense in the design process and generated little or no revenue. Customers could choose at any time to stop using our products or may fail to successfully market and sell their products, which could reduce demand for our products and materially adversely affect our business, financial condition and results of operations.
Finally, the timing of design wins is unpredictable and implementing production for a major design win or multiple design wins occurring at or around the same time may strain our resources and those of our contract manufacturers. In such event we may be forced to dedicate significant additional resources and incur additional, unanticipated costs and expenses to fulfill such design wins, which may have a material adverse effect on our results of operations.
We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and loss of our intellectual property rights.
The semiconductor industry is characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of intellectual property rights, including actions by patent-holding companies that do not make or sell products. From time to time, third parties assert against us and our customers and distributors their patent, copyright, trademark, trade secret and other intellectual property rights to technologies that are important to our business. For example, we are currently involved in a dispute with TriQuint Semiconductor, Inc., or TriQuint, in which, among other things, TriQuint is seeking a judgment that one of our patents relating to RF filter technology used in our wireless products is invalid and, if valid, that TriQuint's products do not infringe that patent, and is claiming that certain of our wireless products infringe three of its patents. See Part I, Item 3. “Legal Proceedings” below for additional information regarding this dispute.
Litigation or settlement of claims that our products or processes infringe or misappropriate these rights, regardless of their merit, are frequently costly and divert the efforts and attention of our management and technical personnel. In addition, many of our customer agreements, and in some cases our asset sale agreements, require us to indemnify our customers or purchasers for third-party intellectual property infringement claims, which have required and may in the future require that we defend those claims, and might require that we pay damages in the case of adverse rulings. Claims of this sort could also harm our relationships with our customers and might deter future customers from doing business with us. We do not know whether we will prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

•	cease the manufacture, use or sale of the infringing products, processes or technology;

•	pay substantial damages for past, present and future use of the infringing technology;

•	expend significant resources to develop non-infringing technology;

•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•	enter into cross-licenses with our competitors, which could weaken our overall intellectual property portfolio and our ability to compete in particular product categories;

•	indemnify customers or distributors;

•	pay substantial damages to our customers or end users to discontinue use or replace infringing technology with non-infringing technology; or

•	relinquish intellectual property rights associated with one or more of our patent claims, if such claims are held invalid or otherwise unenforceable.
Any of the foregoing results could have a material adverse effect on our business, financial condition and results of operations.
We utilize a significant amount of intellectual property in our business. If we are unable or fail to protect our intellectual property, our business could be adversely affected.
Our success depends in part upon protecting our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights, trademarks, trade secrets and similar intellectual property, as well as customary contractual protections with our customers, suppliers, employees and consultants. We may be required to spend significant resources to monitor and protect our intellectual property rights, and even with significant expenditures we may not be able to protect our intellectual property rights valuable to our business. We are unable to predict that:

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
We make substantial investments in research and development to improve existing and develop new technologies to remain competitive in our business and unsuccessful investments could materially adversely affect our business, financial condition and results of operations.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. In order to remain competitive, we have made significant investments in research and development and anticipate that we will need to maintain or increase our levels of research and development expenditures. We expect research and development expenses to increase in absolute dollars for the foreseeable future, due to the increasing complexity and number of products we plan to develop. The technologies where we have focused or may focus our research and development expenditures may not become commercially successful. Significant investments in unsuccessful research and development efforts could materially adversely affect our business, financial condition and results of operations. In addition, increased investments in research and development could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
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
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing, legal and finance, and especially our design and technical personnel. We do not know whether we will be able to retain all of these employees as we continue to pursue our business strategy. We have historically encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with expertise in analog and optoelectronic semiconductor design. Competition for such personnel is intense in the semiconductor industry, particularly in Southeast Asia where qualified engineers are currently in high demand. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. The loss of the services of key employees, especially our key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical personnel, could have a material adverse effect on our business, financial condition and results of operations.
We are subject to warranty claims, product recalls and product liability.
We are currently, and from time to time may be, subject to warranty or product liability claims that have lead, and may in the future lead, to significant expenses as we compensate affected customers for costs incurred related to product quality issues. Although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, our reserves may be inadequate to cover the uninsured portion of such claims. Conversely, in some cases, amounts we reserve may ultimately exceed our actual liability for particular claims and may need to be reversed. For example, in the second quarter of 2009 we identified a product quality issue with a particular component that we took steps to correct, including notifying our customers and offering to replace such components. We are continuing our discussions with affected customers regarding this issue, and have compensated or otherwise rectified the issue with many of those customers. Through October 30, 2011, we had recorded an aggregate of $11 million in charges (including a reversal of warranty accrual of $6 million in the year ended October 30, 2011) associated with this issue, and may incur additional charges as we continue to work with our customers to resolve the matter.
Although we maintain product liability insurance, such insurance is subject to significant deductibles and there is no guarantee that such insurance will be available or adequate to protect against all such claims, or we may elect to self-insure with respect to certain matters. We may incur costs and expenses in the event of any recall of a customer's product containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Our customer contracts typically contain warranty and indemnification provisions, and in certain cases may also contain liquidated damages provisions, relating to product quality issues. The potential liabilities associated with such provisions are significant, and in some cases are potentially unlimited, and may greatly exceed any revenues we receive from such products. Costs, payments or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially and adversely affect our financial condition and results of operations.
The complexity of our products could result in unforeseen delays or expenses or undetected defects or bugs, which could adversely affect the market acceptance of new products, damage our reputation with current or prospective customers, and materially and adversely affect our operating costs.
Highly complex products such as the products that we offer, may contain defects and bugs when they are first introduced or as new versions are released, or their release may be delayed due to unforeseen difficulties during product development. We have in the past experienced, and may in the future experience, these defects, bugs and delays. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers, attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. To resolve these problems, we may have to invest significant capital and other resources. Although our products are tested by our suppliers, our customers and ourselves, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. For example, if a delay in the manufacture and delivery of our products causes the delay of a customer's product delivery, we may be required, under the terms of our agreement with that customer, to compensate the customer for the adverse effects of such delays. In addition, these problems may divert our technical and other resources from other development efforts, and we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers. As a result, our financial results could be materially and adversely affected.
We are subject to currency exchange risks that could adversely affect our operations.
Although a majority of our revenue and operating expenses is denominated in U.S. dollars, and we prepare our financial statements in U.S. dollars in accordance with generally accepted accounting principles in the United States, or GAAP, a portion of our revenue and operating expenses is in foreign currencies. As a result, we are subject to currency risks that could adversely affect our operations, including:

•	risks resulting from changes in currency exchange rates and the implementation of exchange controls; and

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries.
Changes in exchange rates will result in increases or decreases in our costs and earnings, and will also affect the book value of our monetary assets denominated in foreign currencies and the amount of our total shareholders' equity. Although we seek to minimize our currency exposure by engaging in hedging transactions where we deem it appropriate, we do not know whether our efforts will be successful.
The demands or loss of one or more of our significant customers may adversely affect our business.
Some of our customers are material to our business and results of operations. During fiscal year 2011, no customer accounted for 10% or more of our net revenue, but our top 10 customers, which included three distributors, collectively accounted for 54% of our net revenue. During fiscal year 2010, no customer accounted for 10% or more of our net revenue and our top 10 customers, which included five distributors, collectively accounted for 55% of our net revenue. In addition, we believe that aggregate sales of our products to certain of our customers exceeds the amount of our direct sales to them. For example, we believe our aggregate sales to Cisco Systems, Inc., when direct sales are combined with indirect sales to Cisco through contract manufacturers that Cisco utilizes, may have exceeded 10% of our net revenues for fiscal year 2011. Our top customers' purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margins on certain products. In addition, we expect this will result in our results of operations becoming increasingly sensitive to deterioration in the financial condition of, or other adverse developments related to, one or more of our significant customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. As a result, although our customers provide indications of their product needs and purchases on an annual basis, they generally purchase our products on a weekly or daily basis and the relationship, as well as particular orders, can be terminated at any time. The loss of any of our major customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with our distributors' product inventories and product sell-through.
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We recognize revenues for sales to distributors upon delivery to the distributors. We limit distributor return rights and we allow limited price adjustments on sales to distributors. We provide reserves for distributor rights related to these limited stock returns and price adjustments. Sales to distributors accounted for 37% and 41% of our net revenue for fiscal year 2011 and fiscal year 2010, respectively.
If these distributors are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end users or if they decide to decrease their inventories for any reason, such as due to adverse global economic conditions or due to any downturn in technology spending, our sales to these distributors and our revenues may decline. In addition, if distributors decide to purchase more inventory in any particular quarter, due to product availability or other reasons, than is required to satisfy end customer demand, inventory at our distributors may grow in such quarter, which could adversely affect our product revenues in a subsequent quarter as such distributors will likely reduce future orders until their inventory levels realign with end customer demand.
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
We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers, some of which are our single source suppliers for these materials. We purchase a significant portion of our semiconductor materials and finished goods from a few suppliers and contract manufacturers. For fiscal year 2011, we purchased 55% of the materials for our manufacturing processes from seven suppliers. For fiscal year 2010, we purchased 54% of the materials for our manufacturing processes from eight suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers' requirements or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
We use third-party contractor manufacturers for most of our manufacturing activities, primarily for wafer fabrication and module assembly and test services. Our agreements with these manufacturers typically require us to forecast product needs, commit to purchase services consistent with these forecasts and may require other commitments in the early stages of the relationship. Our operations could be adversely affected in the event that these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services provided deteriorated, our forecasts proved to be materially incorrect or capacity were consumed by our competitors.
We rely on third parties to provide corporate infrastructure services necessary for the operation of our business. Any failure of one or more of our vendors to provide these services could have a material adverse effect on our business.
We rely on third-party vendors to provide critical corporate infrastructure services, including, among other things, certain services related to accounting, billing, human resources, information technology, or IT, network development and network monitoring. We depend on these vendors to ensure that our corporate infrastructure will consistently meet our business requirements. The ability of these third-party vendors to successfully provide reliable, high quality services is subject to technical and operational uncertainties that are beyond our control. While we may be entitled to damages if our vendors fail to perform under their agreements with us, our agreements with these vendors limit the amount of damages we may receive. In addition, we do not know whether we will be able to collect on any award of damages or that any such damages would be sufficient to cover the actual costs we would incur as a result of any vendor's failure to perform under its agreement with us. Any failure of our corporate infrastructure could have a material adverse effect on our business, financial condition and results of operations. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
Our gross margin is dependent on a number of factors, including our product mix, customer mix, commodity prices and level of capacity utilization.
Our gross margin is highly dependent on product mix, with proprietary products and products sold into our industrial and automotive target market typically providing higher gross margin than other products. A shift in sales mix away from our higher margin products could adversely affect our future gross margin percentages. In addition, OEMs are becoming increasingly price conscious when they design semiconductors from third party suppliers into their products. This sensitivity, combined with large OEMs' purchasing power, can lead to intense price competition among competing suppliers, which may require us to decrease our prices in order to win a design with an OEM customer. This can, in turn, adversely affect our gross margin. Our margin may also be affected by fluctuations in commodity prices, either directly in the price of the raw materials we buy, or as a result of prices increases passed on to us by our suppliers. Many commodities prices, including those of gold and fuel, have risen significantly in recent months. We do not hedge our exposure to commodity prices and continued increases in commodities prices may adversely affect our gross margin.
In addition, semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. Although we outsource a significant portion of our manufacturing activities, we do retain some semiconductor fabrication facilities. During fiscal year 2012, we intend to make substantial capital investment in our Fort Collins, Colorado facility to support anticipated growth in sales of our proprietary products and leverage our fixed costs. We may not realize the benefit we anticipate from this investment. If we are unable to utilize our owned fabrication facilities at a high level, the fixed costs associated with these facilities, such as depreciation expense, will not be fully absorbed, resulting in higher average unit costs and lower gross margins. In the past, we have experienced periods where our gross margins declined due to, among other things, reduced factory utilization resulting from reduced customer demand, reduced selling prices and a change in product mix towards lower margin devices. Increased competition and the existence of product alternatives, more complex engineering requirements, lower demand and other factors may lead to further price erosion, lower revenues and lower margins for us in the future.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
We sell our products throughout the world. In addition, as at October 30, 2011, approximately 66% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
A significant legal risk associated with conducting business internationally is compliance with various and differing anti-

corruption and anti-bribery laws and regulations of the countries in which we do business, including the U.S. Foreign Corrupt Practices Act, the recent U.K. Bribery Act and similar laws in China. In addition, the anti-corruption laws in various countries are constantly evolving and may, in some cases, conflict with each other. Our Code of Ethics and Business Conduct prohibit us and our employees from offering or giving anything of value to a government official for the purpose of obtaining or retaining business and from engaging in unethical business practices. However, there can be no assurance that all of our employees or agents will refrain from acting in violation of this and our related anti-corruption policies and procedures. Any such violation could have a material adverse effect on our business.
A majority of our products are produced and sourced in Asia, including in China, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand. Any conflict or uncertainty in these countries, including due to political or civil unrest, public health or safety concerns or natural disasters, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations.
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
If we or our contract manufacturers suffer loss or significant damage to our factories, facilities or distribution system due to catastrophe, our operations could be seriously harmed.
Our factories, facilities and distribution system, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood, or other natural or man-made disasters, including the ongoing flooding in Thailand. The majority of our facilities and those of our contract manufacturers are located in the Pacific Rim region, a region with above average seismic and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, primarily Malaysia, Singapore, South Korea, Fort Collins, Colorado and San Jose, California, with the expertise of the personnel at each such location tending to be focused on one or two specific areas. Any catastrophic natural disaster in those regions or catastrophic loss or significant damage to any of our facilities or those of our contract manufacturers in those regions would likely disrupt our operations, delay production, shipments and revenue. Such events could also result in significant expenses to repair or replace our affected facilities, and in some instances could significantly curtail our research and development efforts in a particular product area or target market. Any catastrophic loss at our Fort Collins, Colorado, San Jose, California, or Singapore facilities would materially and adversely affect our business.
If the tax incentive or tax holiday arrangements we have negotiated in Singapore and other jurisdictions change or cease to be in effect or applicable, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income taxes we have to pay could significantly increase.
We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2014 and 2025. Absent such tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. For the fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes from what it otherwise would have been in such year by approximately $82 million, $63 million and $17 million, respectively. The tax incentives that we have negotiated in other jurisdictions are also subject to our compliance with various operating and other conditions. If we cannot or elect not to comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements.
Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect or if these tax incentives are substantially modified or rescinded we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows. In addition, taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm's length basis. Due to inconsistencies in application of the arm's length standard among taxing authorities, as well as lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense. We are subject to, and are under, audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our recorded income tax provisions and accruals. The ultimate results of an audit could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made.
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
We may not realize the full benefits of our research and development grants.
We have accepted research and development grants, the receipt and amount of which are subject to our satisfaction of certain terms and conditions. During fiscal year 2011, we recorded an aggregate of $1 million in credits to research and development expense and $1 million as a deferred credit for capital expenditure pursuant to these grants. If we cannot or elect not to satisfy the terms and conditions of any of these grants, expenses incurred in respect of the relevant research and development projects will not be approved for reimbursement, we may be required to return amounts previously paid to us under the grants and further grants may not be available to us in the future.
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
These transactions or any other acquisitions or dispositions involve risks and uncertainties. For example, the integration of acquired businesses may not be successful and could result in disruption to other parts of our business. In addition, the integration may require that we incur significant restructuring charges. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of these integrations may be further complicated by such factors as the size of the business or entity acquired, geographic distances, lack of experience operating in the geographic market or industry sector of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management's attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business' technology, difficulties in entering markets in which we have no or limited direct prior experience, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our potential inability to achieve the growth prospects and synergies expected from any such acquisition. Even when an acquired business has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all material issues that might arise with respect to such acquired business.
Any acquisition may also cause us to assume liabilities and ongoing lawsuits, acquire goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential impairment charges, incur amortization expense related to certain intangible assets, increase our expenses and working capital requirements, and subject us to litigation, which would reduce our return on invested capital. In addition, if the businesses or products lines that we acquire have a different pricing or cost structure than we do, such acquisitions may adversely affect our profitability and reduce our overall margin. Failure to manage and successfully integrate the acquisitions we make or to improve margins of the acquired businesses and products could materially harm our business, operating results and margins.
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
We also face increasing complexity in our product design and procurement operations as we adjust to new requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products sold in the European Union as of July 1, 2006 under the Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive. Other countries, such as the United States, China and Japan, have enacted or may enact laws or regulations similar to the EU legislation. Other environmental regulations may require us to re-engineer our products to utilize components that are more environmentally compatible. Such re-engineering and component substitution may result in excess inventory or other additional costs and could have a material adverse effect on our results of operations.
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
During fiscal year 2009, we pursued a number of restructuring initiatives designed to reduce costs and increase revenue across our operations, in large part due to the global economic downturn and related decline in demand for our customers' products. These initiatives included significant workforce reductions in certain areas as we realigned our business, establishing certain operations closer in location to our global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and steps to attempt to further reduce our overhead costs.
We may be required to take additional charges in the future as we continue to evaluate our operations and cost structures relative to general economic conditions, market demands, our cost competitiveness, our geographic footprint as it relates to our customers' production requirements and our research and development focus. The timing or amount of any future restructuring charges is uncertain. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows may be adversely impacted. Additionally, there are other potential risks associated with our restructurings that could adversely affect us, such as delays encountered with the finalization and implementation of the restructuring activities, work stoppages, and the failure to achieve targeted cost savings.
We rely on third-party distributors and manufacturers' representatives, as well as our employee sales representatives, and the failure of these distributors or representatives to perform as expected could reduce our future sales.
In addition to selling products through our employee sales representatives, we also rely on distributors and manufacturers' representatives to sell our products to our customers. This is particularly the case in markets where we do not have a significant physical presence and new markets that we are seeking to enter. We are unable to predict the extent to which our distributors and manufacturers' representatives will be successful in marketing and selling our products. Moreover, many of our distributors and manufacturers' representatives also market and sell competing products. Our relationships with our representatives and distributors may be terminated by either party at any time. In June 2011, we reduced the number of our global, full-line distributors, by changing one of them to a regional, full-line distributor. We continue to evaluate our sales and distribution strategies and may make further changes in the future. Our future performance will depend, in part, on our ability to attract additional distributors or manufacturers' representatives that will be able to market and support our products effectively, especially in markets where we have not previously distributed our products, and on our ability to effectively manage distribution efforts by our remaining global, full-line distributors. If we cannot retain our current distributors or manufacturers' representatives, recruit additional or replacement distributors or manufacturers' representatives, or effectively manage changes to our sales and distributions strategies, our sales and operating results will be harmed.
The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenues and gross profits.
The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. Gross profits on our products may be negatively affected by, among other things, pricing pressures from our customers, and the proportion of sales of our wireless and other products into consumer application markets, which are highly competitive and cost sensitive. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. In addition, some of our customer agreements provide for volume-based pricing and product pricing roadmaps, which can also reduce the average selling prices of our products over time. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing manufacturing costs, or developing new and higher value-added products on a timely basis.
We are required to assess our internal control over financial reporting on an annual basis and any adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies and ultimately have an adverse effect on our share price.
We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. Even though, as at October 30, 2011, we concluded that our internal control over financial reporting was effective, we need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as we grow our business or acquire other businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.
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
Our security systems are designed to maintain the physical security of our facilities and protect our customers', suppliers' and employees' confidential information. Accidental or willful security breaches or other unauthorized access by third parties to our facilities or our information systems or the existence of computer viruses in our data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information. Any theft or misuse of such information could result in, among other things, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, profitability and financial condition.  Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
Our corporate affairs are governed by our memorandum and articles of association and by the laws governing corporations incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our board of directors under Singapore law are different from those applicable to a corporation incorporated in the United States. Therefore, our public shareholders may have more difficulty in protecting their interest in connection with actions taken by our management or members of our board of directors than they would as shareholders of a corporation incorporated in the United States.
For a limited period of time, our directors have general authority to allot and issue new ordinary shares on terms and conditions as may be determined by our board of directors in its sole discretion.
Under Singapore law, we may only allot and issue new ordinary shares with the prior approval of our shareholders in a general meeting. At our 2011 annual general meeting of shareholders, our shareholders provided our directors with the general authority to allot and issue any number of new ordinary shares until the earlier of (i) the conclusion of our 2012 annual general meeting, (ii) the expiration of the period within which the next annual general meeting is required to be held (i.e., within 15 months from the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders acting at a duly noticed and convened meeting. At our 2012 annual general meeting of shareholders, we plan to ask our shareholders to provide us with similar general authority to allot and issue new ordinary shares until our 2013 annual general meeting of shareholders or the date by which it is required by law to be held, unless earlier revoked by our shareholders. Subject to the general authority to allot and issue new ordinary shares provided by our shareholders, the provisions of the Singapore Companies Act and our memorandum and articles of association, our board of directors may allot and issue new ordinary shares on terms and conditions as they may think fit to impose. Any additional issuances of new ordinary shares by our directors may adversely impact the market price of our ordinary shares.
Risks Relating to Owning Our Ordinary Shares
At times, our share price has been volatile and it may fluctuate substantially in the future, which could result in substantial losses for our investors.
The trading price of our ordinary shares has, at times, fluctuated significantly. The trading price of our ordinary shares could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others, many of which are beyond our control, including:

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
Furthermore, the stock markets have recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including ours. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our ordinary shares. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.
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
As of December 9, 2011, approximately 23.9 million outstanding ordinary shares are subject to the contractual transfer restrictions in our Second Amended and Restated Shareholder Agreement. The Company and the shareholders party to that agreement may decide to waive these transfer restrictions.
As of December 9, 2011, holders of approximately 23.9 million ordinary shares are entitled to rights with respect to registration of such shares under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a Registration Rights Agreement with us. These holders have exercised their registration rights several times since our since our initial public offering, or IPO, in August 2009 and if such holders, by exercising their registration rights or otherwise, continue to sell a large number of shares, they could adversely affect the market price for our ordinary shares. If we register the sale of additional shares to raise capital and are required to include shares held by these holders in such registration pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
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
Our Board of Directors adopted a dividend policy pursuant to which the Company will pay quarterly dividends on our ordinary shares and has also approved a program to repurchase up to 15 million of the company's ordinary shares, not to exceed $500 million in the aggregate. However, the declaration and payment of any future dividend is subject to the approval of our board of directors and our dividend policy could change at any time. Similarly, our share repurchase program may be suspended or terminated at any time. There can be no assurance that we will declare cash dividends or repurchase shares in the future in any particular amounts, or at all. Furthermore, we may declare dividends as interim dividends, which are wholly provisional under Singapore law and may be revoked by our board of directors at any time prior to the payment thereof. The payment of cash dividends is restricted by applicable law and our corporate structure. Pursuant to Singapore law and our articles of association, no dividends may be paid except out of our profits. Also, because we are a holding company, our ability to pay cash dividends on our ordinary shares and to repurchase our shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of our credit agreement.
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
The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, places significant demands on our systems, resources and management. As a result, management's attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We may also need to hire more employees in the future, which will increase our costs and expenses.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, are creating uncertainty for public companies, further increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
Being a public company also makes it expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on committees of our board of directors, and qualified executive officers.

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
From time to time, we release guidance regarding our future performance that represents our management's estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
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

Site	Major Activity	Owned/Leased	Square Footage	Lease Expiration
Yishun, Singapore	Administration, Manufacturing, Research and Development and Sales and Marketing	Leased	116,500	November 2015
Depot Road, Singapore	Manufacturing	Leased	50,175	October 2015
Senoko, Singapore	Manufacturing	Owned—Building Leased—Land	52,200 72,000	September 2029
Seoul, Korea	Research and Development and	Leased	53,000	October 2015
	Sales and Marketing	Leased	19,000	October 2012
Penang, Malaysia	Manufacturing, Research and Development, and Administration	Owned—Building Leased—Land	318,000	May 2051
San Jose, CA, United States	Administration, Research and Development and Sales and Marketing	Leased	139,000	November 2015
Fort Collins, CO, United States	Manufacturing and Research and Development	Owned	942,000
Boeblingen, Germany	Administration, Research and Development and Sales and Marketing	Leased	19,000	April 2012
Regensburg, Germany	Manufacturing, Research and Development and Marketing	Leased	9,100	June 2013
Munich, Germany	Research and Development	Leased	5,900	September 2013
Samorin, Slovakia	Manufacturing	Leased	31,000	March 2018
Turin, Italy	Manufacturing and Research and	Leased	10,500	April 2012
	Development	Leased	22,000	June 2017

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, certain pending disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. TriQuint has subsequently withdrew those claims with respect to three of those four patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. We filed our answer and initial counterclaim on September 17, 2009, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents and filed additional counterclaims on March 25, 2010 for the misappropriation of Avago trade secrets. On October 16, 2009, TriQuint filed its answer to our initial counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. While the court dismissed TriQuint’s antitrust counterclaims on procedural grounds on March 16, 2010, TriQuint has since filed a motion to file an amended pleading for its anti-trust claims, which was granted on August 3, 2010. We intend to defend this lawsuit vigorously, and future actions may include the assertion by us of additional claims or counterclaims against TriQuint related to our intellectual property portfolio. Summary judgment motions are scheduled for hearing on January 30, 2012 and the Court has set a trial date of July 10, 2012.
In addition, on February 8, 2010, PixArt Imaging Inc. filed an action against us in the U.S District Court, Northern

District of California seeking a determination of whether PixArt was licensed to use our portfolio of patents for optical finger navigation products pursuant to an existing cross-license agreement between us and PixArt. We filed a counterclaim against PixArt on March 31, 2010, asserting that PixArt breached the terms of the cross-license agreement between the parties and seeking a determination that PixArt was not licensed to use our portfolio of patents for optical finger navigation products. On November 28, 2011, we entered into a settlement agreement with PixArt that resolves these outstanding actions, which were pending in the Northern District of California. Under the terms of the confidential settlement agreement, the parties have cross-licensed their respective patent portfolios for the remaining term of the patents for use in the field of optical mouse and optical finger navigation. The parties subsequently dismissed all claims in the pending litigation, with prejudice, on December 2, 2011.
On March 15, 2010 we filed a patent infringement action against ST Microelectronics NV in the Eastern District of Texas for infringement of four of our patents related to optical navigation devices. We amended the complaint on July 6, 2010 adding infringement of a fifth optical navigation related patent to the action. We sought injunctive relief, damages in an unspecified amount, treble damages for willful infringement and attorneys fees. In response, ST Microelectronics filed a patent infringement action against us in the Northern District of Texas alleging that our sales of certain optical navigation devices infringed two ST Microelectronics’ patents. ST Microelectronics sought injunctive relief and damages in an unspecified amount. ST Microelectronics filed a second suit against us on November 5, 2010 in the Northern District of California alleging certain anticompetitive actions by us in the optical navigation sensor market. On October 24, 2011, we and ST Microelectronics agreed to dismiss, without prejudice, all pending litigation between the parties. However, we and ST Microelectronics each reserved the right to re-file litigation in the event of any future disputes on the same issues, following the conclusion of executive discussions and non-binding mediation aimed at resolving those disputes.
On January 21, 2011, we filed a patent infringement action against Cypress Semiconductor Corporation, or Cypress, for infringement of three of our patents related to optical navigation devices. On May 23, 2011, Cypress filed its answer and counterclaim against us for a declaratory judgment of non-infringement and invalidity of the patents asserted by us. On August 22, 2011, Cypress filed an amended answer and counterclaim alleging infringement by us of five of Cypress's patents. The parties resolved all litigation on November 30, 2011 by filing a stipulation with the court  dismissing all claims with prejudice.
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
Market Information
Our ordinary shares have been listed on The Nasdaq Global Select Market under the symbol “AVGO” since our initial public offering, or IPO, on August 6, 2009. Prior to that date, there was no public market for our ordinary shares. The following table sets forth, for the periods indicated, the high and low sales prices of our ordinary shares as reported by The Nasdaq Global Select Market:

	Market Prices
	High	Low
November 1, 2009
August 6, 2009	$19.00	$14.72
Fiscal Year ended October 31, 2010
First Quarter (ended January 31, 2010)	$19.55	$14.33
Second Quarter (ended May 2, 2010)	$22.88	$16.50
Third Quarter (ended August 1, 2010)	$23.69	$18.38
Fourth Quarter (ended October 31, 2010)	$24.95	$18.41
Fiscal Year ended October 30, 2011
First Quarter (ended January 30, 2011)	$29.44	$23.77
Second Quarter (ended May 1, 2011)	$34.60	$27.95
Third Quarter (ended July 31, 2011)	$39.45	$31.48
Fourth Quarter (ended October 30, 2011)	$37.99	$26.42
Holders
As of December 9, 2011, there were 16 holders of record of our ordinary shares. A substantially greater number of shareholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
Our board of directors, or Board, has adopted a dividend policy authorizing us to pay a quarterly cash dividend. On December 8, 2011, our Board declared an interim cash dividend of $0.12 per share payable on December 30, 2011 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on December 19, 2011. Our Board declared quarterly cash dividends of $0.07, $0.08, $0.09 and $0.11 per ordinary share in the four respective quarters of fiscal year 2011, payable to holders of our ordinary shares. As a result, in fiscal year 2011 we paid an aggregate of $86 million in dividends to our shareholders
Our Board reviews our dividend policy regularly and the declaration and payment of any future dividends will be at the discretion and approval of our Board and subject to the Board’s continuing determination that they are in the Company's best interests. Future dividend payments will also depend upon such factors as our earnings level, capital requirements, contractual restrictions, cash position, overall financial condition and any other factors deemed relevant by our Board.
The payment of cash dividends on our ordinary shares is restricted under applicable law and our corporate structure. Pursuant to Singapore law and our articles of association, no dividends may be paid except out of our profits. Also, because we are a holding company, our ability to pay cash dividends on our ordinary shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries.

Issuer Purchases of Equity Securities

Share Repurchase Program

On June 8, 2011, our Board authorized the repurchase of up to 15 million of our outstanding ordinary shares, not to exceed $500 million in the aggregate, in open market transactions prior to the date on which our 2012 Annual General Meeting is held or is required by law to be held. Share repurchases under the program will be made in the open market at such times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The share repurchase program does not obligate us to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. All repurchased shares are immediately retired.

The following table presents details of our share repurchases during the fiscal quarter ended October 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)

August 1, 2011 - August 28, 2011	206,158	$34.11	206,158	425
August 29, 2011 - September 25, 2011	53,845	$33.60	53,845	423
September 26, 2011 - October 30, 2011	490,740	$33.48	490,740	407
Total	750,743	$33.66	750,743

(1)
All share repurchases were made in open market transactions, pursuant to the share repurchase program discussed above, which was publicly announced on June 9, 2011. All repurchases were also made in accordance with Rule 10b-18 under the Exchange Act.

Share Performance Graph
The following graph shows a comparison of cumulative total return for the Company’s ordinary shares, the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and the Philadelphia Semiconductor Index. The graph covers the period from August 6, 2009 (the first trading day of our ordinary shares on the Nasdaq Global Select Market) to October 28, 2011, the last trading day of our fiscal year 2011. While the initial public offering price of our ordinary shares was $15.00 per share, the graph assumes the initial value of our ordinary shares on August 6, 2009 was the closing sales price of $16.18 per share on that day. The graph and table assume that $100 was invested on August 6, 2009 in each of Avago Technologies Limited ordinary shares, the S&P 500 Index and the Philadelphia Semiconductor Index.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our ordinary shares.

	8/6/2009	10/30/2009	1/29/2010	4/30/2010	7/30/2010	10/29/2010	1/28/2011	4/29/2011	7/29/2011		10/28/2011
Avago Technologies Limited	$100	$93	$107	$127	$134	$153	$173	$207	$208		$208
S&P 500 Index	100	104	108	119	110	119	128	137	130	—	129
Philadelphia Semiconductor Index	100	99	105	125	116	124	146	150	129	—	132
The graph and the table above shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the definitive Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended October 30, 2011.

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following selected consolidated financial data together with the information included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended October 30, 2011, October 31, 2010 and November 1, 2009 and the selected balance sheet data as of October 30, 2011 and October 31, 2010 have been derived from audited historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended November 2, 2008 and October 31, 2007 and the selected balance sheet data as of November 1, 2009, November 2, 2008 and October 31, 2007 have been derived from audited historical financial statements and related notes not included in this Annual Report on Form 10-K. The historical financial data may not be indicative of our future performance. We adopted a 52-or 53-week fiscal year beginning with our fiscal year 2008. Our fiscal year ends on the Sunday closest to October 31.

Summary of Five Year Selected Financial Data

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009	November 2, 2008	October 31, 2007
	(In millions, except per share amounts)
Statement of Operations Data:
Net revenue	$2,336	$2,093	$1,484	$1,699	$1,527
Cost of products sold:
Cost of products sold	1,133	1,068	855	981	936
Amortization of intangible assets	56	58	58	57	60
Asset impairment charges(1)	—	—	—	—	140
Restructuring charges(2)	—	1	11	6	29
Total cost of products sold	1,189	1,127	924	1,044	1,165
Gross margin	1,147	966	560	655	362
Research and development	317	280	245	265	205
Selling, general and administrative	220	196	165	196	193
Amortization of intangible assets	22	21	21	28	28
Asset impairment charges(1)	—	—	—	—	18
Restructuring charges(2)	4	3	23	6	22
Advisory agreement termination fee(3)	—	—	54	—	—
Selling shareholder expenses(3)	—	—	4	—	—
Acquired in-process research and development	—	—	—	—	1
Total operating expenses	563	500	512	495	467
Income (loss) from operations(4)(5)	584	466	48	160	(105)
Interest expense(6)	(4)	(34)	(77)	(86)	(109)
Loss on extinguishment of debt	(20)	(24)	(8)	(10)	(12)
Other income (expense), net	1	(2)	1	(4)	14
Income (loss) from continuing operations before taxes	561	406	(36)	60	(212)
Provision for (benefit from) income taxes(7)	9	(9)	8	3	8
Income (loss) from continuing operations	552	415	(44)	57	(220)
Income from and gain on discontinued operations, net of income taxes(8)	—	—	—	26	61
Net income (loss)	$552	$415	$(44)	$83	$(159)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$2.25	$1.74	$(0.20)	$0.27	$(1.03)
Income from and gain on discontinued operations, net of income taxes	—	—	—	0.12	0.29
Net income (loss)	$2.25	$1.74	$(0.20)	$0.39	$(0.74)
Diluted:
Income (loss) from continuing operations	$2.19	$1.69	$(0.20)	$0.26	$(1.03)
Income from and gain on discontinued operations, net of income taxes	—	—	—	0.12	0.29
Net income (loss)	$2.19	$1.69	$(0.20)	$0.38	$(0.74)
Weighted average shares :
Basic	245	238	219	214	214
Diluted	252	246	219	219	214
Balance Sheet Data (at end of period):
Cash and cash equivalents	$829	$561	$472	$213	$309
Total assets	2,446	2,157	1,970	1,871	1,951
Long-term debt and capital lease obligations	4	4	233	708	907
Total shareholders’ equity	2,006	1,505	1,040	780	693
Other Financial Data:
Dividends declared and paid per share	$0.35	$—	$—	$—	$—
_______________________________________

(1)
During the year ended October 31, 2007, we recorded a $158 million write-down of certain long-lived assets following a review of the recoverability of the carrying value of certain manufacturing facilities, of which $18 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold.

(2)
Our restructuring charges predominantly represent employee termination benefits. During year ended October 30, 2011, we incurred restructuring charges of $4 million, all of which was recorded as part of operating expenses. During year ended October 31, 2010, we incurred restructuring charges of $4 million, of which $3 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold. During year ended November 1, 2009, we incurred restructuring charges of $34 million, of which $23 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold. During the year ended November 2, 2008, we incurred restructuring charges of $12 million, of which $6 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold. During the year ended October 31, 2007, we incurred restructuring charges of $51 million, of which $22 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold.

(3)
The advisory agreement was terminated pursuant to its terms upon completion of our IPO, for a termination fee of $54 million, during the quarter ended November 1, 2009 and no further payments will be made thereunder. We also recorded $4 million in selling shareholder expenses, in connection with the IPO, on behalf of the selling shareholders in the offering.

(4)
Includes share-based compensation expense of $38 million for the year ended October 30, 2011, $25 million for the year ended October 31, 2010, $12 million for the year ended November 1, 2009, $15 million for the year ended November 2, 2008 and $12 million for the year ended October 31, 2007.

(5)
Includes expense recorded in connection with the advisory agreement with investment funds affiliated with each of Kohlberg Kravis Roberts and Co., and Silver Lake Partners, which we refer to together as our Sponsors, of $4 million for the year ended November 1, 2009, $6 million for the year ended November 2, 2008, and $5 million for the year ended October 31, 2007. The advisory agreement was terminated in connection with our IPO during the quarter ended November 1, 2009.

(6)
Interest expense for the years ended October 30, 2011, October 31, 2010, November 1, 2009, November 2, 2008 and October 31, 2007 includes interest expense on our 10 1/8% Senior Notes due 2013, or our senior notes, and our Floating Rate Notes due 2013, or our floating rate notes, both of which were fully redeemed during the first quarter of fiscal year 2010, and our 11 7/8% Senior Subordinated Notes due 2015, or senior subordinated notes, which were fully redeemed during the first quarter of fiscal year 2011.

(7)
Provision for income taxes for fiscal year 2011 included a $3 million tax benefit from the write-up of deferred tax assets from U.S. legislation retroactively reinstating the research and development tax credit and a $3 million tax benefit from a change in estimate related to research and development tax credits. In fiscal year 2010, we recorded an income tax benefit totaling $9 million. The income tax benefit is associated with the release of $29 million of deferred tax asset valuation allowances, mainly associated with the Company irrevocably calling our senior subordinated notes for redemption in October 2010, partially offset by the write-off of $6 million of deferred tax assets resulting from the grant of Malaysia tax incentive status, and an increase in overall tax provision due to an increase in worldwide taxable income.

(8)
In February 2006, we sold our Printer ASICs Business to Marvell Technology Group Ltd., or Marvell, for $245 million in cash. Our agreement with Marvell also provides for up to $35 million in additional earn-out payments by Marvell to us based solely on the achievement by Marvell of certain revenue targets in respect of the acquired business subsequent to the acquisition. This transaction closed on May 1, 2006 and no gain or loss was recorded on the initial sale. In April 2007, we received $10 million of the earn-out payment from Marvell and recorded it as a gain on discontinued operations. In May 2008, we received $25 million of the earn-out payment from Marvell and recorded it as a gain on discontinued operations. In November 2006, we sold our Image Sensor operations to Micron Technology, Inc., or Micron, for $53 million. Our agreement with Micron also provides for up to $17 million in additional earn-out payments by Micron to us upon the achievement of certain milestones. This transaction closed on December 8, 2006, resulting in $57 million of net proceeds, including $4 million of earn-out payments during the year ended October 31, 2007. During the year ended October 31, 2008, we received earn-out payments of $6 million from Micron. In addition to this transaction, we also sold intellectual property rights related to the Image Sensor operations to another party for $12 million. We recorded a gain on discontinued operations of approximately $50 million for both of these transactions.

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

Overview
We are a leading designer, developer and global supplier of a broad range of analog semiconductor devices with a focus on III-V based products. We differentiate ourselves through our high performance design and integration capabilities. III-V semiconductor materials have higher electrical conductivity, enabling faster speeds and tend to have better performance characteristics than conventional silicon in applications such as radio frequency, or RF, and optoelectronics. Our product portfolio is extensive and includes over 6,500 products that we sell into four primary target markets: wireless communications, wired infrastructure, industrial and automotive electronics, and consumer and computing peripherals. Applications for our products in these target markets include cellular phones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, renewable energy and smart power grid applications, factory automation, displays, optical mice and printers.
We have a 50-year history of innovation dating back to our origins within Hewlett-Packard Company. Over the years, we have assembled a large team of analog design engineers, and we maintain design and product development engineering resources around the world. Our locations include two design centers in the United States, five in Asia and four in Europe. We have developed an extensive portfolio of intellectual property that currently includes approximately 4,900 U.S. and foreign patents and patent applications. Our history and market position enable us to strategically focus our research and development resources to address attractive target markets. We leverage our significant intellectual property portfolio to integrate multiple technologies and create component solutions that target growth opportunities. We design products that deliver high-performance and provide mission-critical functionality. In particular, we were a pioneer in commercializing vertical-cavity surface emitting laser, or VCSEL, fiber optic products and our VCSEL-based products have been widely adopted throughout the wired infrastructure industry. In addition, we were among the first to deliver commercial film bulk acoustic resonator, or FBAR, filters for code division multiple access, or CDMA, technology and we believe we maintain a significant market share of personal communication service, or PCS, duplexers within the CDMA market. In addition, our FBAR filters offer technological advantages over competing filters in certain other radio bands, such as GPS and 3G. In optoelectronics, we are a market leader in submarkets such as optocouplers and parallel fiber optic transceivers.
We have a diversified and well-established customer base of approximately 40,000 end customers, located throughout the world, which we serve through our multi-channel sales and fulfillment system. We have established strong relationships with leading original equipment manufacturer, or OEM, customers across multiple target markets. Many of our major customer relationships have been in place multiple years and we have supplied multiple products during that time period. Our close customer relationships have often been built as a result of years of collaborative product development which has enabled us to build our intellectual property portfolio and develop critical expertise regarding our customer’s requirements, including substantial system level knowledge. This collaboration has provided us with key insights into our customers and has enabled us to be more efficient and productive and to better serve our target markets and customers. We distribute most of our products through our broad distribution network, and a significant portion of our sales are to two of the largest global electronic components distributors, Avnet, Inc. and Arrow Electronics, Inc. We also have a direct sales force focused on supporting large OEMs.
We focus on maintaining an efficient global supply chain and a variable, low-cost operating model. Accordingly, we have outsourced a majority of our manufacturing operations utilizing third-party foundry and assembly and test capabilities, as well as most of our corporate infrastructure functions. We aim to minimize capital expenditures by focusing our internal manufacturing capacity on products utilizing our innovative materials and processes to protect our intellectual property and to develop the technology for manufacturing, while outsourcing standard complementary metal oxide semiconductor, or CMOS, processes. We also have over 40 years of operating history in Asia, where approximately 59% of our employees are located and where we produce and source the majority of our products. Our presence in Asia places us in close proximity to many of our customers’ manufacturing facilities and at the center of worldwide electronics manufacturing.
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
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Sales to distributors accounted for 37% and 41% of our net revenue for the years ended October 30, 2011 and October 31, 2010, respectively. During the fiscal year ended October 30, 2011, our top 10 customers, which included three distributors, collectively accounted for 54% of our net revenue. No customer accounted for 10% or more of our net revenue during the fiscal year ended October 30, 2011. During the fiscal year ended October 31, 2010, our top 10 customers, which included five distributors, collectively accounted for 55% of our net revenue. No customer accounted for 10% or more of our net revenue during the fiscal year ended October 31, 2010. We expect to continue to experience significant customer concentration in future periods.
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
Although the global economy improved during fiscal year 2010 and the first half of fiscal year 2011, current uncertainty in global economic conditions still poses significant risks to our business. For example, customers may defer purchases in response to tighter credit and negative financial news, which would in turn negatively affect product demand and our results of operations.
Net Revenue
Substantially all of our net revenue is derived from sales of semiconductor devices which our customers incorporate into electronic products. We serve four primary target markets: wireless communications, wired infrastructure, industrial and automotive electronics, and consumer and computing peripherals. We sell our products primarily through our direct sales force, although we also use manufacturers representatives in particular geographic areas and may use them for new customers. We also use distributors for a portion of our business and recognize revenue upon delivery of product to the distributors. Such revenue is reduced for estimated returns and distributor allowances.
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
Research and development.  Research and development expense consists primarily of personnel costs for our engineers engaged in the design and development of our products and technologies, including share-based compensation expense. These expenses also include project material costs, third-party fees paid to consultants, prototype development expenses, allocated facilities costs and other corporate expenses and computer services costs related to supporting computer tools used in the engineering and design process.
Selling, general and administrative.  Selling expense consists primarily of compensation and associated costs for sales and marketing personnel, including share-based compensation expense, sales commissions paid to our independent sales representatives, costs of advertising, trade shows, corporate marketing, promotion, travel related to our sales and marketing operations, related occupancy and equipment costs and other marketing costs. General and administrative expense consists primarily of compensation and associated costs for executive management, finance, human resources and other administrative personnel, outside professional fees, allocated facilities costs and other corporate expenses.
In connection with our IPO, during the fourth fiscal quarter of 2009, we expensed $54 million related to the termination of the advisory agreement with our Sponsors as well as approximately $4 million of offering costs incurred in our IPO that related to selling shareholders, which were absorbed by us. These expenses were not included in selling, general and administrative expenses for fiscal year 2009 but were presented as separate components of operating expenses in the consolidated statements of operations.
Amortization of intangible assets.  In connection with acquisitions, we recorded intangible assets that are being amortized over their estimated useful lives of six months to 25 years. In connection with these acquisitions, we also recorded goodwill which is not being amortized.
Interest expense.  Substantially all of our historical interest expense was associated with our borrowings incurred in connection with the SPG Acquisition. This debt has been eliminated as at December 1, 2010, principally through cash flows from operations and net proceeds from our IPO. In connection with the termination of our senior secured revolving credit facility, on March 31, 2011, Avago Technologies Finance Pte. Ltd., or Avago Finance, and certain other subsidiaries of the Company entered into a new credit agreement which provides for a new $200 million unsecured revolving credit facility. Interest expense in fiscal year 2011 included commitment fees under our prior and current revolving credit facilities and amortization of debt issuance costs associated with these credit facilities.
Loss on extinguishment of debt.  In connection with the repurchase or redemption of our outstanding indebtedness, we incurred a loss on the extinguishment of debt.
Other income (expense), net.  Other income (expense), net includes interest income, currency gains (losses) on balance sheet remeasurement and other miscellaneous items.
Provision for (benefit from) income taxes.  We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2014 and 2025, subject in certain cases to potential extensions. In February 2010, the Malaysian government granted us a tax holiday on our qualifying Malaysian income, which is effective for ten years beginning with our fiscal year 2009. Absent such tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. For the fiscal years ended October 30, 2011, October 31, 2010, and November 1, 2009, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for (benefit from) income taxes from what it otherwise would have been in such year by approximately $82 million, $63 million and $17 million, respectively. The tax incentives that we have negotiated in other jurisdictions are also subject to our compliance with various operating and other conditions. If we cannot or elect not to comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements. As a result of the tax incentives and tax holidays, if we continue to comply with the operating conditions, we expect the income from our operations to be subject to relatively lower income taxes than would otherwise be the case under ordinary income tax rules.
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
Going forward, our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before income taxes and the related tax rates in the jurisdictions where we operate, as well as discrete events, such as settlements of future audits. In particular, we may owe significant taxes in jurisdictions outside Singapore during periods when we are profitable in those jurisdictions even though we may be experiencing low operating profit or operating losses on a consolidated basis, potentially resulting in significant tax liabilities on a consolidated basis during those periods. Conversely, we expect to realize more favorable effective tax rates as our profitability increases. Our historical provision for (benefit from) income taxes are not necessarily reflective of our future results of operations.
History
SPG Acquisition
On December 1, 2005, we completed the acquisition of the Semiconductor Products Group of Agilent Technologies Inc., or SPG, for approximately $2.7 billion. The SPG Acquisition was accounted for by the purchase method of accounting for business combinations and, accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. Among other things, the purchase accounting adjustments increased the carrying value of our inventory and property, plant and equipment, and established intangible assets for our developed technology, customer and distributorship relationships, order backlog, and in-process research and development.
Acquisitions
During fiscal years 2009 through 2011 we completed three acquisitions for aggregate cash consideration of $23 million. The accompanying consolidated financial statements include the results of operations of the acquired companies and businesses commencing on their respective acquisition dates. See Note 3. “Acquisitions and Investments,” in the Consolidated Financial Statements for information related to these acquisitions.
Restructuring Charges
In the first quarter of fiscal year 2009, we initiated a restructuring plan intended to realign our cost structure with the then prevailing macroeconomic business conditions. This plan eliminated approximately 230 positions or 6% of our global workforce and was substantially completed in fiscal year 2009. In the third quarter of fiscal year 2009, we announced a further reduction in our worldwide workforce of approximately 200 employees. This plan was completed in the fourth quarter of fiscal year 2009. During the year ended November 1, 2009, we recorded restructuring charges of $26 million in connection with both of these plans, predominantly representing employee termination costs.
In fiscal year 2009, we also committed to a plan to outsource certain of our manufacturing in Germany. During the year ended November 1, 2009, we recorded $5 million of employee termination costs, $1 million related to asset abandonment and other exit costs and approximately $1 million related to excess lease costs in connection with this plan.
During fiscal year 2009, we recorded and paid $1 million of employee termination costs and recognized $2 million as share-based compensation expense in connection with the departure of our former Chief Operating Officer in January 2009.
As part of our efforts to continue to realign our cost structure, we incurred approximately $4 million of employee termination costs during fiscal year 2011 and $3 million of employee termination costs and $1 million of excess lease costs during fiscal year 2010.
See Note 10. “Restructuring Charges” to the Consolidated Financial Statements for further information.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, valuation of long-lived assets, intangible assets and goodwill, inventory valuation and warranty reserves, accounting for income taxes, retirement and post-retirement benefit plan assumptions, and share-based compensation.
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
Valuation of long-lived assets, intangible assets and goodwill.  We assess the impairment of long-lived assets, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important, and which could trigger an impairment review of our long-lived and intangible assets, include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. An impairment loss must be measured if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the net book value of the asset (or asset group) and its (their) estimated fair value.
We perform an annual impairment review of our goodwill during the fourth fiscal quarter of each year, and more frequently if we believe indicators of impairment exist, and we follow the two-step approach in performing the impairment test in accordance with the accounting guidance on goodwill and other intangible assets. The first step of the goodwill impairment test compares the estimated fair value of the reporting unit with the related carrying amount. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step of the test must be performed to measure the amount of the goodwill impairment loss, if any. The second step of the test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. We have one reporting unit for goodwill impairment testing purposes which is based on the manner in which we operate our business and the nature of those operations, including consideration of how the Chief Operating Decision Maker, as defined in the accounting guidance on segment reporting, manages the business as a whole. We operate as one semiconductor company with sales of semiconductors representing the only material source of revenue. Substantially all products offered incorporate analog functionality and are manufactured under similar manufacturing processes.
For fiscal year 2011, we used the quoted market price of our ordinary shares to determine the fair value of our reporting unit, which is the Company as a whole. No impairment of goodwill was identified based on the annual impairment review during the fourth quarter of fiscal year 2011. A 10% decline in the quoted market prices of our ordinary shares would not impact the result of our goodwill impairment assessment.
The process of evaluating the potential impairment of long-lived assets under the accounting guidance on property, plant and equipment such as our property, plant and equipment and other intangible assets is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects about our business or the part of our business that the long-lived asset relates to, consider market factors specific to the business and estimate future cash flows to be generated by the business, which requires significant judgment as it is based on assumptions about market demand for our products over a number of future years. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the long-lived asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as the real estate market, industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results.
Inventory valuation and warranty reserves.  We value our inventory at the lower of the actual cost of the inventory or the current estimated market value of the inventory, with cost being determined under the first-in, first-out method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our forecast of product demand and production requirements. Demand for our products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, which may cause us to understate or overstate both the provision required for excess and obsolete inventory and cost of products sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality control programs and processes, our warranty obligation has been and may in the future be affected by product failure rates, product recalls, repair or field replacement costs and additional development costs incurred in correcting any product failure, as well as possible claims for consequential costs. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required. In that event, our gross margins would be reduced.
Accounting for income taxes.  We account for income taxes in accordance with the accounting guidance on income taxes. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. If we determine, in the future, a valuation allowance is required, such adjustment to the deferred tax assets would increase tax expense in the period in which such determination is made. Conversely, if we determine, in the future, a valuation allowance exceeds our requirement, such adjustment to the deferred tax assets would decrease tax expense in the period in which such determination is made. In evaluating the exposure associated with various tax filing positions, we accrue an income tax liability when such positions do not meet the more-likely-than-not threshold for recognition.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in Singapore and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. If our estimate of income tax liabilities proves to be less than the actual amount ultimately assessed, a further charge to expense would be required. If the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities no longer exist.
The gross unrecognized tax benefit increased by $3 million during fiscal year 2011 to $30 million as of October 30, 2011 from $27 million as of October 31, 2010.
We recognize interest and penalties related to unrecognized tax benefits within the provision for (benefit from) income taxes line in the consolidated statement of operations. Accrued interest and penalties are included within the other current liabilities and other long-term liabilities lines in the consolidated balance sheet. As of October 30, 2011, October 31, 2010, and November 1, 2009, the combined amount of cumulative accrued interest and penalties was approximately $6 million, $5 million and $4 million, respectively.
Retirement and post-retirement benefit plan assumptions.    Retirement and post-retirement benefit plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future retirement and post-retirement benefit plan costs over the employees' average expected future service to the Company, based on the terms of the plans and investment and funding decisions. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of GAAP. One critical assumption is the discount rate used to calculate the estimated costs. Other important assumptions include the expected long-term return on plan assets, the health care cost trend rate, expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates, and portfolio composition. We evaluate these assumptions at least annually.
The discount rate is used to determine the present value of future benefit payments at the measurement date — October 30, 2011 and October 31, 2010 for both U.S. and non-U.S. plans, in fiscal years 2011 and 2010, respectively. For fiscal year 2011 and 2010, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a published pension discount curve. The discount rate for non-U.S. plans was generally based on published rates for high quality corporate bonds. Lower discount rates increase present values of pension liability and subsequent year pension expense; higher discount rates decrease present values of pension liability and subsequent year pension expense.
The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. A one percent change in the estimated long-term return on plan assets for 2011 would result in a $0 million impact on non-U.S. pension expense. We have no plan assets under our U.S. plans.

The net periodic retirement and post-retirement benefit costs recorded in consolidated statement of operations excluding curtailments and settlements were $6 million in fiscal year 2011, $4 million in fiscal year 2010, and $3 million in fiscal year 2009.
Share-based compensation expense.  Share-based compensation expense consists of expense for stock options and restricted share units, or RSUs, granted to both employees and non-employees as well as expense associated with Avago Technologies Limited Employee Share Purchase Plan, or ESPP, which was implemented in September 2010. For stock options granted after November 1, 2006, we recognize compensation expense based on the estimated grant date fair value method required under the authoritative guidance using Black-Scholes valuation model with a straight-line amortization method. Since the authoritative guidance requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation expense for such awards has been reduced for estimated forfeitures. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. For outstanding share-based awards granted before November 1, 2006 and not modified thereafter, we continue to account for any portion of such awards under the originally applied accounting principles. As a result, performance-based awards granted before November 1, 2006 were subject to variable accounting until such options are vested, forfeited, modified or cancelled. Variable accounting requires us to value the variable options at the end of each accounting period based upon the then current fair value of the underlying ordinary shares. Accordingly, our share-based compensation expense was subject to significant fluctuation based on changes in the fair value of our ordinary shares.
The weighted-average assumptions utilized for our Black-Scholes valuation model for options and employee share purchase rights granted during the fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009 are as follows:

	Options			ESPP
	Year Ended			Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009	October 30, 2011	October 31, 2010
Risk-free interest rate	2.0%	1.9%	2.3%	0.1%	0.2%
Dividend yield	0.91%	—%	—%	0.58%	—%
Volatility	45%	45%	52%	42.6%	42%
Expected term (in years)	5.0	5.0	5.7	0.5	0.5
The dividend yield for the year ended October 30, 2011 is based on the historical and expected dividend payouts as of the respective option grant dates. For the years ended October 31, 2010 and November 1, 2009, the dividend yield of zero is based on the fact that we did not intend to declare any cash dividends as of the respective option grant dates during those periods. Expected volatility is based on the combination of historical volatility of guideline publicly-traded companies over the period commensurate with the expected term of the options and the implied volatility of guideline publicly-traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. For all options granted after August 2, 2009 and a portion of options granted before August 2, 2009, our computation of expected term was based on other data, such as the data of peer companies and company-specific attributes that we believe could affect employees’ exercise behavior. For the majority of options granted prior to August 2, 2009, we used the simplified method as specified in the accounting guidance to calculate the expected term.
In fiscal year 2010, we began to grant RSUs, which are equity awards that are granted with an exercise price equal to zero and represent the right to receive one of our ordinary shares per RSU immediately upon vesting. We recognize compensation expense for RSUs using the straight-line amortization method based on the fair value of RSUs on the date of grant. The fair value of RSUs is the closing market price of our ordinary shares on the date of grant, which is equal to their intrinsic value on the date of grant.
We also record share-based compensation expense based on an estimate of the fair value of rights to purchase ordinary shares under the ESPP and recognize this share-based compensation expense using the straight-line amortization method.
Fiscal Year Presentation
We operate on a 52 or 53-week fiscal year which ends on the Sunday closest to October 31.
The financial statements included in this Annual Report on Form 10-K are presented in accordance with GAAP and expressed in U.S. dollars.

Results from Operations
Year Ended October 30, 2011 Compared to Year Ended October 31, 2010
The following tables set forth our results of operations for the years ended October 30, 2011 and October 31, 2010.

	Year Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
	(In millions)		(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	$2,336	$2,093	100%	100%
Cost of products sold:
Cost of products sold	1,133	1,068	49	51
Amortization of intangible assets	56	58	2	3
Restructuring charges	—	1	—	—
Total cost of products sold	1,189	1,127	51	54
Gross margin	1,147	966	49	46
Research and development	317	280	14	14
Selling, general and administrative	220	196	9	9
Amortization of intangible assets	22	21	1	1
Restructuring charges	4	3	—	—
Total operating expenses	563	500	24	24
Income from operations	584	466	25	22
Interest expense	(4)	(34)	—	(2)
Loss on extinguishment of debt	(20)	(24)	(1)	(1)
Other income (expense), net	1	(2)	—	—
Income from operations before taxes	561	406	24	19
Provision for (benefit from) income taxes	9	(9)	—	(1)
Net income	$552	$415	24%	20%
Net revenue.  Net revenue was $2,336 million for fiscal year 2011, compared to $2,093 million for fiscal year 2010, an increase of $243 million or 12%. Net revenue increased during fiscal year 2011 primarily due to strength in our wired infrastructure target market, as well as strength in our wireless communications and industrial and automotive electronics target markets. The year over year increase in net revenue was partially due to improved general economic conditions during the year, compared to fiscal year 2010 and also due to our introduction of a number of new, proprietary products, which helped us to grow net revenues substantially over the period. However, uncertainty with regard to the direction of the global economy has returned in recent months.
Our three largest target markets, by revenue, are wireless communications, industrial and automotive electronics and wired infrastructure, with computer and consumer computing peripherals typically representing a much smaller percentage of our overall net revenue. The percentage of total net revenue generated by sales into each of our target markets varies from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality. The first fiscal quarter is typically our lowest revenue and cash generating quarter due, in part, to holiday shut downs at many original equipment manufacturer, or OEM, customers and distributors, and the first half of the fiscal year tends to generate lower revenue than the second half. We saw a return to this typical seasonality during the first half of fiscal year 2011. However, typical seasonality and industry cyclicality may be being overshadowed by wider macroeconomic effects, such as the current worldwide volatility in the financial markets and slowing growth in China's economy. In addition, the ongoing flooding in Thailand, a critical area for manufacturing many components important for the semiconductor supply chain, is having an impact on certain semiconductor and optical component supply chains, including our own. Certain of our optical sensors, wireless multimarket and industrial optocoupler products were being tested and assembled with a contract manufacturer based in the flood-zone, whose facilities there have been shut down as a result. We are in the process of moving equipment and qualifying new contract manufacturers to bring the manufacturing of these products back to pre-flood levels. We expect this work to be substantially completed during the course of the first quarter of fiscal year 2012.

Net revenue by target market data is derived from our understanding of our end customers’ primary markets, and was as follows:

	Year Ended
% of Net Revenue	October 30, 2011	October 31, 2010	Change
Wireless communications	38%	38%	—%
Industrial and automotive electronics	29	29	—
Wired infrastructure	28	24	4
Consumer and computing peripherals	5	9	(4)
Total net revenue	100%	100%

	Year Ended
Net Revenue	October 30, 2011	October 31, 2010	Change
	(In millions)
Wireless communications	$887	$796	$91
Industrial and automotive electronics	672	605	67
Wired infrastructure	659	509	150
Consumer and computing peripherals	118	183	(65)
Total net revenue	$2,336	$2,093	$243
Net revenue from wireless communications products, increased in absolute dollars in fiscal year 2011, compared with fiscal year 2010, while remaining flat as a percentage of net revenue. The launch of next-generation smart phones at leading new and existing OEM customers, which incorporate many of our proprietary products such as 3G and 4G radio frequency filters and power amplifiers drove revenue growth during fiscal year 2011.
Net revenue from our industrial and automotive electronics products increased in absolute dollars in fiscal year 2011, compared with fiscal year 2010, while remaining flat as a percentage of net revenue. The increase in the fiscal year 2011 was due to particular strength in sales of optocouplers, industrial fiber optic transceivers and industrial motion encoders. We continued to benefit from strong demand in renewable energy, smart power grid installations and transportation applications, in both developed economies and emerging economies such as China. Demand in our industrial market slowed towards the end of fiscal year 2011 as a result of slower economic growth in China and a slow-down in the renewable energy sector. We believe this has caused some ongoing inventory corrections in the supply chain in this target market. The effects of this were particularly noticeable in demand for servo drives and inverters for renewable energy applications in Europe and Asia-Pacific towards the end of fiscal year 2011 and we expect this contraction to continue into the early part of fiscal year 2012.
Net revenue from our wired infrastructure target market increased substantially, in absolute dollars and also increased as a percentage of net revenue, in fiscal year 2011, compared with fiscal year 2010. Spending on enterprise networking data centers, storage systems and core routing grew during the year. In addition, we introduced a number of new fiber optic transceivers and ASICs in fiscal year 2011, compared with fiscal year 2010, which contributed to the increase in revenue. The strong growth in sales of our ASIC products compared to fiscal year 2010 was due primarily to strength in next-generation data center switching. Increase in revenue recognized on development contracts for future ASIC products in fiscal year 2011, compared with fiscal year 2010, also contributed to the increase in revenue.
Net revenue from our consumer and computing peripheral target market decreased in absolute dollars and as a percentage of net revenue in fiscal year 2011, compared with fiscal year 2010. This reflected a decline in sales of optical sensors used in optical mice and sales of motion encoders used in applications such as optical disc drives and printers in fiscal year 2011. Net revenue from this target market during this period was also affected by ongoing softness in the personal computer and printer market.
Gross margin.  Gross margin was $1,147 million for fiscal year 2011 compared to $966 million for fiscal year 2010, an increase of $181 million or 19%. As a percentage of net revenue, gross margin increased to 49% for fiscal year 2011 from 46% for fiscal year 2010. The increase in gross margin percentage was primarily attributable to continuing improvements in product mix. During fiscal year 2011, compared fiscal year 2010, a higher proportion of our net revenues were from products sold into the wired infrastructure target market and from sales of our proprietary products, which generally earn higher gross margins than our other products, partially offset by continued strong sales of our wireless products and changes in the mix of our wireless products. Gross margin benefited from a reduction in depreciation expense of $3 million in fiscal year 2011 resulting from a change in the duration of the useful lives of certain of our assembly and test equipment. We also released charges of $7 million during fiscal year 2011 for warranty costs compared to charges of $12 million recorded in fiscal year 2010. See Note 16. “Commitments and Contingencies” to the Consolidated Financial Statements.
Research and development.  Research and development expense was $317 million for fiscal year 2011, compared to $280 million for fiscal year 2010, an increase of $37 million or 13%. As a percentage of net revenue, research and development expenses remained flat at 14% for fiscal year 2011 compared to fiscal year 2010. The increase in absolute dollars was primarily attributable to $13 million in additional research and development project materials and supplies, an $8 million increase in compensation expense resulting from annual salary adjustment, a $6 million increase in share-based compensation expense due to grants of share-based awards at higher fair market values, a $5 million increase in depreciation expense and a $2 million increase in hardware test services in fiscal year 2011 as compared to fiscal year 2010. These increases were partially offset by $1 million in accrued reimbursements pursuant to research and development grants. We expect research and development expenses to increase in absolute dollars for the foreseeable future, due to the increasing complexity and number of products we plan to develop.
Selling, general and administrative.  Selling, general and administrative expense was $220 million for the year ended October 30, 2011 compared to $196 million for the year ended October 31, 2010, an increase of $24 million or 12%. As a percentage of net revenue, selling, general and administrative expense remained flat at 9% for the year ended October 30, 2011 compared to the year ended October 31, 2010. The increase in absolute dollars was attributable to an $8 million increase in legal expenses related to offensive litigation matters initiated in fiscal year 2010, a $7 million increase in compensation expense resulting from annual salary adjustments, a $6 million increase in share-based compensation expense due to grants of share-based awards at higher fair market values, a $2 million increase in sales commissions expense paid to our sales employees, and a $2 million increase in third party IT fees, partially offset by a $5 million decrease in incentive compensation expense related to our employee bonus program, which is a variable expense related to our overall profitability in fiscal year 2011 as compared to fiscal year 2010.
Amortization of intangible assets.  Total amortization of intangible assets incurred was $78 million and $79 million, respectively, for fiscal years 2011 and 2010.
Restructuring charges.  During fiscal year 2011, we incurred total restructuring charges of $4 million, compared to $4 million for fiscal year 2010, both predominantly representing employee termination costs. See Note 10. “Restructuring Charges” to the Consolidated Financial Statements.
Interest expense.  Interest expense was $4 million for fiscal year 2011, compared to $34 million for fiscal year 2010, which represents a decrease of $30 million. The decrease is primarily due to the redemption of the remaining $230 million aggregate principal amount of our senior subordinated rate notes on December 1, 2010.
Loss on extinguishment of debt.  During fiscal year 2011, we redeemed $230 million aggregate principal amount of our senior subordinated notes. The redemption of the senior subordinated notes resulted in a loss on extinguishment of debt of $19 million. During fiscal year 2011, we also terminated our senior secured revolving credit facility. There were no outstanding loan borrowings under this facility at the time of termination. This termination resulted in a loss on extinguishment of debt of $1 million, related to the write-off of debt amortization costs and other related expenses. During fiscal year 2010, we redeemed $318 million aggregate principal amount of our senior fixed rate notes and the remaining $46 million aggregate principal amount of our senior floating rate notes. The redemption of the senior fixed rate notes and senior floating rate notes in fiscal year 2010 resulted in a loss on extinguishment of debt of $24 million. See Note 7. “Borrowings” to the Consolidated Financial Statements.
Other income (expense), net.  Other income (expense), net includes interest income, foreign currency gain (loss), loss on other-than-temporary impairment of investment and other miscellaneous items. Other income, net was $1 million for fiscal year 2011 compared to other expense, net was $2 million for fiscal year 2010. The increase to other income, net for fiscal year 2011, compared to other expense, net for fiscal year 2010 is primarily attributable to a decrease in foreign currency losses, and an increase in interest income due primarily to higher cash balances compared to the same period in prior year.
Provision for (benefit from) income taxes.  We recorded an income tax expense totaling $9 million for fiscal year 2011 compared to an income tax benefit of $9 million for fiscal year 2010. The provision for income taxes in 2011 included a $3 million tax benefit for the increase in deferred tax assets from U.S. legislation retroactively reinstating the research and development tax credit and a $3 million tax benefit from a change in estimate related to research and development tax credits. The benefit from income taxes in 2010 included a $29 million benefit from the release of deferred tax asset valuation allowances, mainly associated with irrevocably calling our senior subordinated notes for redemption in October 2010, partially offset by a write-off of $6 million of deferred tax assets resulting from the grant of a new tax incentive in Malaysia.

Year Ended October 31, 2010 Compared to Year Ended November 1, 2009
The following tables set forth our results of operations for the years ended October 31, 2010 and November 1, 2009.

	Year Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
	(In millions)		(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	$2,093	$1,484	100%	100%
Cost of products sold:
Cost of products sold	1,068	855	51	58
Amortization of intangible assets	58	58	3	4
Restructuring charges	1	11	—	1
Total cost of products sold	1,127	924	54	63
Gross margin	966	560	46	37
Research and development	280	245	14	17
Selling, general and administrative	196	165	9	11
Amortization of intangible assets	21	21	1	1
Restructuring charges	3	23	—	1
Advisory agreement termination fee	—	54	—	4
Selling shareholder expenses	—	4	—	—
Total operating expenses	500	512	24	34
Income from operations	466	48	22	3
Interest expense	(34)	(77)	(2)	(5)
Loss on extinguishment of debt	(24)	(8)	(1)	(1)
Other income (expense), net	(2)	1	—	—
Income (loss) from operations before taxes	406	(36)	19	(3)
Provision for income taxes	(9)	8	(1)	—
Net income (loss)	$415	$(44)	20%	(3)%
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
Net revenue by target market data is derived from our understanding of our end customers’ primary markets, and was as follows:

	Year Ended
% of Net Revenue	October 31, 2010	November 1, 2009	Change
Wireless communications	38%	42%	(4)%
Industrial and automotive electronics	29	22	7
Wired infrastructure	24	26	(2)
Consumer and computing peripherals	9	10	(1)
Total net revenue	100%	100%

	Year Ended
Net Revenue	October 31, 2010	November 1, 2009	Change
	(In millions)
Wireless communications	$796	$622	$174
Industrial and automotive electronics	605	332	273
Wired infrastructure	509	384	125
Consumer and computing peripherals	183	146	37
Total net revenue	$2,093	$1,484	$609
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
Gross margin.  Gross margin was $966 million for the year ended October 31, 2010 compared to $560 million for the year ended November 1, 2009, an increase of $406 million or 73%. As a percentage of net revenue, gross margin increased to 46% for the year ended October 31, 2010 from 37% for the year ended November 1, 2009. The increase in gross margin percentage was attributable to continuing improvements in product mix, as well as increased operating levels in our internal fabrication facilities. During the year ended October 31, 2010, compared to the year ended November 1, 2009, a higher proportion of our net revenues were from products sold into the industrial and automotive electronics target market and from sales of our proprietary products, which generally earn higher gross margins than our other products. During the year ended October 31, 2010, we recorded write-downs to inventories associated with reduced demand assumptions of $15 million compared to $23 million during the year ended November 1, 2009. We also recorded charges of $12 million during the year ended October 31, 2010 for warranty costs compared to $8 million in the year ended November 1, 2009. See Note 16. “Commitments and Contingencies” to the Consolidated Financial Statements.
Research and development.  Research and development expense was $280 million for the year ended October 31, 2010, compared to $245 million for the year ended November 1, 2009, an increase of $35 million or 14%. As a percentage of net revenue, research and development expenses decreased to 14% for the year ended October 31, 2010 from 17% for the year ended November 1, 2009. The increase in absolute dollars was primarily attributable to $11 million increase in incentive compensation expense related to our employee bonus program, which is a variable expense related to our overall profitability, $6 million increase in compensation expense resulting from annual salary adjustment, $4 million increase in share-based compensation expense due to grants of share-based awards at higher fair market values and $11 million in additional research and development project materials and supplies in fiscal year 2010 as compared to the year ended November 1, 2009. The decrease as a percentage of net revenue is attributable to higher net revenue in fiscal year 2010. We expect research and development expenses to increase in absolute dollars for the foreseeable future, due to the increasing complexity and number of products we plan to develop.
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
Loss on extinguishment of debt.  During the year ended October 31, 2010, we redeemed $318 million aggregate principal amount of our senior fixed rate notes and the remaining $46 million aggregate principal amount of our senior floating rate notes. The redemption of the senior fixed rate notes and senior floating rate notes in fiscal year 2010 resulted in a loss on extinguishment of debt of $24 million. During the year ended November 1, 2009, we repurchased an aggregate of $106 million of debt, consisting of $85 million in principal amount of senior fixed rate notes, $17 million in principal amount of senior subordinated notes and $4 million in principal amount of senior floating rate notes in a tender offer for all or a part of our outstanding notes, resulting in a loss on extinguishment of debt in fiscal year 2009 of $9 million. We also repurchased $3 million in principal amount of senior subordinated notes in the open market, resulting in a gain on extinguishment of debt of $1 million during the year ended November 1, 2009. See Note 7. “Borrowings” to the Consolidated Financial Statements.
Other income (expense), net.  Other income (expense), net includes interest income, foreign currency gain (loss), loss other-than-temporary impairment of investment and other miscellaneous items. Other expense, net was $2 million for the year ended October 31, 2010 compared to other income, net was $1 million for the year ended November 1, 2009. The decrease is primarily attributable to a $2 million decrease in government grants received and a $1 million increase in currency losses during the year ended October 31, 2010 compared to the year ended November 1, 2009.
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
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and sources and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as at October 30, 2011 consisted of: (1) approximately $829 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our $200 million revolving credit facility, which is committed until March 31, 2015, all of which is available to be drawn. Our short-term and long-term liquidity requirements primarily arise from: (i) working capital requirements, (ii) research and development and capital expenditure needs, including acquisitions from time to time and (iii) quarterly dividend payment and any share repurchases we may choose to make under our share repurchase program. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
In June 2011, our board of directors authorized the repurchase of up to 15 million of the Company’s outstanding ordinary shares, not to exceed $500 million, in the aggregate, in open market transactions prior to the date on which the 2012 Annual General Meeting of the Company is held or is required by law to be held. During the year ended October 30, 2011, we repurchased an aggregate of 2.6 million shares for an aggregate purchase price of $93 million, pursuant to this authorization.
Our cash and cash equivalents increased by $268 million to $829 million at October 30, 2011 from $561 million at October 31, 2010 primarily as a result of $726 million in cash provided by operating activities and $70 million in cash received from the issuance of ordinary shares under our employee share option plans and employee share purchase plans. Partially offsetting this increase were $112 million cash paid for capital expenditures, $93 million of cash paid to repurchase 2.6 million of our ordinary shares, and $86 million in dividends paid to our shareholders.
We believe that our cash and cash equivalents on hand, and cash flows from operations, combined with availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending, quarterly dividends (if and when declared by our Board) and any share repurchases we may choose to make under our share repurchase program for at least the next 12 months. We anticipate that our capital expenditures for fiscal year 2012 will be higher than for fiscal year 2011, due to spending on capacity expansion in our Fort Collins internal fabrication facility and equipment to support various research and development projects. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. We could also reduce certain expenditures such as repurchases of our ordinary shares and payment of our quarterly dividend. In such circumstances we may seek to obtain debt or equity financing in the future. However, we cannot assure that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including under our revolving credit facility, will depend on our ability to generate cash in the future. In addition, even though we may not need additional funds, we may still elect to sell additional debt or equity securities or increase our current credit facility for other reasons.
The following table summarizes our cash flows for the periods indicated (in millions):

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
Net cash provided by operating activities	$726	$510	$139
Net cash used in investing activities	(122)	(86)	(63)
Net cash (used in) provided by financing activities	(336)	(335)	183
Net increase in cash and cash equivalents	$268	$89	$259
Cash Flows for the Years Ended October 30, 2011 and October 31, 2010
Operating Activities
Net cash provided by operating activities during the year ended October 30, 2011 was $726 million. The net cash provided by operating activities was principally due to net income of $552 million and non-cash charges of $209 million, offset by changes in operating assets and liabilities of $35 million.
Accounts receivable increased to $328 million at the end of fiscal year 2011 from $285 million at the end of fiscal year 2010. Accounts receivable days sales outstanding increased to 48 days at October 30, 2011 from 45 days at October 31, 2010 primarily due to linearity of shipments in the last three months of fiscal year 2011 as compared to the last three months of fiscal year 2010. We use the current quarter revenue in our calculation of number of days sales outstanding.
Inventory increased to $194 million at October 30, 2011 from $189 million at October 31, 2010. The increase in inventory dollar amount is attributable to anticipated increased demand. Inventory days on hand decreased slightly from 61 days at October 31, 2010 to 58 days at October 30, 2011. We use the current quarter cost of products sold in our calculation of days on hand of inventory.
Current liabilities decreased to $350 million at the end of fiscal year 2011 from $565 million at the end of fiscal year 2010 mainly due to the redemption in December 2010 of $230 million of long-term debt that was classified as current at October 31, 2010 (as it had been irrevocably called for redemption before the fiscal year end) and decreases in accrued interest and other current liabilities, offset by increases in accounts payable and employee compensation and benefits accruals. Accrued interest decreased to less than $1 million at October 30, 2011 from $12 million at the end of fiscal year 2010 mainly due to the debt redemption and semi-annual interest payments made during fiscal year 2011. Other current liabilities decreased to $38 million at the end of fiscal year 2011 from $41 million at the end of fiscal year 2010 primarily due to an $11 million decrease in accrued warranty related to settlement payments and reassessment of replacement parts exposure, partially offset by a $4 million increase in current income tax payable and a $3 million increase in deferred revenue. Accounts payable increased to $221 million as at October 30, 2011 from $198 million at the end of fiscal year 2010 due to timing of disbursements and higher volume of purchases to support the increase in revenue over the year. Employee compensation and benefits increased to $89 million at the end of fiscal year 2011 from $82 million at the end of fiscal year 2010 mainly due to salary increases and our employee bonus program related to our overall profitability.
Other long-term assets increased to $61 million at the end of fiscal year 2011 from $44 million at the end of fiscal year 2010 mainly due to the increase in long-term deferred tax assets. Other long-term liabilities increased to $86 million at the end of fiscal year 2011 from $83 million at the end of fiscal year 2010 mainly due to the change in actuarial assumptions used in the valuation of our U.S. post-retirement benefit plan liabilities and the net periodic pension expenses recorded during the year for our U.S. post-retirement benefit plan.
Net cash provided by operating activities during the year ended October 31, 2010 was $510 million. The net cash provided by operating activities was principally due to net income of $415 million and non-cash charges of $194 million, offset by changes in operating assets and liabilities of $99 million.
Investing Activities
Net cash used in investing activities for the year ended October 30, 2011 was $122 million. The net cash used in investing activities principally related to purchases of property, plant and equipment of $112 million, in connection with the expansion of our internal manufacturing facilities in Fort Collins, Colorado, and in Singapore and $8 million related to a business acquisition completed in fiscal year 2011.
Net cash used in investing activities for the year ended October 31, 2010 was $86 million. The net cash used in investing activities principally related to purchases of property, plant and equipment of $79 million and acquisitions and investments of $9 million.
Financing Activities
Net cash used in financing activities for the year ended October 30, 2011 was $336 million. The net cash used in financing activities was principally due to the redemption of the remaining $230 million in principal amount of our senior subordinated notes, an aggregate of $86 million in payments of cash dividends to shareholders and the payment of an aggregate of $93 million to repurchase and cancel 2.6 million shares of our ordinary shares under our share repurchase program. This was partially offset by $70 million in net proceeds provided by the exercises of options and purchases of our ordinary shares by employees under our ESPP.
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
Net cash provided by operating activities during the year ended November 1, 2009 was $139 million. The net loss of $44 million was offset primarily by non-cash charges of $160 million for depreciation and amortization and $12 million in share-based compensation expense.
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
Indebtedness

As of October 30, 2011, we had $6 million of capital lease obligations. At such date, we also had $200 million of borrowing capacity available under our revolving credit facility.
Revolving Credit Facility
During fiscal year 2011, we terminated our senior secured revolving credit facility. There were no outstanding loan borrowings under the existing revolving credit facility at the time of termination. This termination resulted in a loss on extinguishment of debt of $1 million, related to the write-off of debt amortization costs and other related expenses.
In connection with the termination of our senior secured revolving credit facility, on March 31, 2011, Avago Technologies Finance Pte. Ltd., or Avago Finance, and certain other subsidiaries of the Company entered into a new credit agreement. The credit agreement provides for a $200 million senior unsecured revolving credit facility with a term of four years. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $40 million. The credit agreement contains (i) financial covenants requiring Avago Finance to maintain a maximum leverage ratio and a minimum interest coverage ratio; (ii) customary restrictive covenants that limit Avago Finance's and certain of the Company's other subsidiaries' ability to, among other things, create liens, merge or consolidate with and into other persons, and sell assets; (iii) customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments; and (iv) customary representations and warranties. In addition, Avago Finance has the ability, at any time, to increase the aggregate commitments under the credit agreement from $200 million to $300 million subject to certain conditions, and the receipt of sufficient commitments for such increase from the lenders. Certain subsidiaries of the Company guarantee the revolving credit facility.
Borrowings under our senior unsecured revolving credit facility are subject to floating rates of interest and will bear interest at a rate per annum equal to:
Base Rate Advances: the highest of (x) Citibank’s publicly announced base rate from time to time, (y) the U.S. Federal funds rate plus 0.5% and (z) the British Bankers Association Interest Settlement Rate, or BBA LIBOR Rate applicable to Dollars for a period of one month plus 1.00%; or
Eurocurrency Advances: the rate per annum obtained by dividing (x) the BBA LIBOR Rate for deposits in Dollars for the applicable interest period by (y) a percentage equal to 100% minus the Eurocurrency liabilities reserve percentage specified by the U.S. Federal Reserve System for such interest period, plus, in each case, a margin based on the credit rating of Avago Finance’s long-term unsecured debt or Avago Finance’s corporate credit rating, as applicable, or the Avago Public Debt Rating. Avago Finance is also required to pay the lenders a commitment fee at a rate per annum that varies based on the Public Debt Rating.
As of October 30, 2011, we had no borrowings outstanding under the new revolving credit facility and were in compliance with the financial covenants under our credit agreement. We did not draw on our revolving credit facility during fiscal year 2011.
Contractual Commitments
Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, and timing of payments. As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.
The following table sets forth our contractual obligations and commitments as of October 30, 2011 for the fiscal periods noted (in millions):

	Total	2012	2013 to 2014	2015 to 2016	Thereafter
Operating leases(1)	$39	$9	$17	$9	$4
Capital leases(2)	5	2	2	1	—
Purchase Commitments (3)	57	57	—	—	—
Revolving credit facility commitments(4)	2	1	1	—	—
Other Contractual Commitments(5)	49	22	26	1	—
_______________________________________

(1)	Includes operating lease commitments for facilities and equipment that we have entered into with third parties.

(2)	Includes capital lease commitments for equipment that we have entered into with third parties.

(3)
We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. In addition to the above non-cancelable purchase commitments, we record a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts in conjunction with our write-down of inventory. As of October 30, 2011, the liability for our firm, non-cancelable and unconditional purchase commitments was $4 million. These amounts are included in other liabilities in our balance sheets at October 30, 2011, and are excluded from the preceding table.

(4)	Represents commitment fees and letter of credit fees.

(5)	Represents amounts payable pursuant to agreements related to outsourced IT, human resources, financial infrastructure outsourcing services and other services agreements.
We adopted the provisions of the income tax accounting guidance on accounting for uncertainty in income taxes on November 1, 2007. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at October 30, 2011, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $29 million of unrecognized tax benefits classified as long-term income tax payable in the consolidated balance sheet as of October 30, 2011 have been excluded from the contractual obligations table above.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at October 30, 2011 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Foreign Currency Derivative Instruments
Although a majority of our revenue and operating expenses is denominated in U.S. dollars, and we prepare our financial statements in U.S. dollars in accordance with GAAP, a portion of our revenue and operating expenses is in foreign currencies. Our revenues, costs and expenses and monetary assets and liabilities are exposed to changes in currency exchange rates as a result of our global operating and financing activities. To mitigate the exposures resulting from the changes in the exchange rates of these currencies, we enter into foreign exchange forward contracts to hedge a portion of these exposures. Contracts that meet accounting criteria are designated at inception as hedges of the related foreign currency exposures, which include committed and anticipated transactions that are denominated in currencies other than the U.S. dollar. The criteria for designating a derivative as a hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the assessment of the probability that the underlying transaction will occur. Our foreign exchange forward contracts generally mature within three to six months. We do not use derivative financial instruments for speculative or trading purposes. As of October 30, 2011, there were no foreign exchange forward contracts outstanding. Losses from foreign currency transactions, as well as derivative instruments, are included in our consolidated statements of operations in the amounts of $0 million, $4 million and $3 million for the years ended October 30, 2011, October 31, 2010 and November 1, 2009.
Interest Rate Risk

Borrowings under our revolving credit facility are subject to floating rates of interest. Any significant changes in interest rates would increase our borrowing costs under our credit facility. However, a hypothetical increase of 100 basis points in short-term interest rates would not have a material impact on our revolving credit facility. We did not have any borrowings outstanding under this facility during fiscal year 2011 or as at October 30, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVAGO TECHNOLOGIES LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avago Technologies Limited:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Avago Technologies Limited and its subsidiaries at October 30, 2011 and October 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended October 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 15, 2011

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED BALANCE SHEETS

	October 30, 2011	October 31, 2010
	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$829	$561
Trade accounts receivable, net	328	285
Inventory	194	189
Other current assets	42	52
Total current assets	1,393	1,087
Property, plant and equipment, net	316	281
Goodwill	177	172
Intangible assets, net	499	573
Other long-term assets	61	44
Total assets	$2,446	$2,157
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$221	$198
Employee compensation and benefits	89	82
Accrued interest	—	12
Capital lease obligations — current	2	2
Other current liabilities	38	41
Current portion of long-term debt	—	230
Total current liabilities	350	565
Long-term liabilities:
Capital lease obligations — non-current	4	4
Other long-term liabilities	86	83
Total liabilities	440	652
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares, no par value; 245,962,320 shares and 239,888,231 shares issued and outstanding on October 30, 2011 and October 31, 2010, respectively	1,479	1,450
Retained earnings	525	59
Accumulated other comprehensive income (loss)	2	(4)
Total shareholders’ equity	2,006	1,505
Total liabilities and shareholders’ equity	$2,446	$2,157

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
	(In millions, except per share data)
Net revenue	$2,336	$2,093	$1,484
Cost of products sold:
Cost of products sold	1,133	1,068	855
Amortization of intangible assets	56	58	58
Restructuring charges	—	1	11
Total cost of products sold	1,189	1,127	924
Gross margin	1,147	966	560
Research and development	317	280	245
Selling, general and administrative	220	196	165
Amortization of intangible assets	22	21	21
Restructuring charges	4	3	23
Advisory agreement termination fee	—	—	54
Selling shareholder expenses	—	—	4
Total operating expenses	563	500	512
Income from operations	584	466	48
Interest expense	(4)	(34)	(77)
Loss on extinguishment of debt	(20)	(24)	(8)
Other income (expense), net	1	(2)	1
Income (loss) before income taxes	561	406	(36)
Provision for (benefit from) income taxes	9	(9)	8
Net income (loss)	$552	$415	$(44)

Net income (loss) per share:
Basic:
Net income (loss) per share	$2.25	$1.74	$(0.20)
Diluted:
Net income (loss) per share	$2.19	$1.69	$(0.20)
Weighted average shares :
Basic	245	238	219
Diluted	252	246	219

Dividends declared and paid per share	$0.35	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
	(In millions)
Cash flows from operating activities:
Net income (loss)	$552	$415	$(44)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	157	159	160
Amortization of debt issuance costs	1	2	4
Loss on extinguishment of debt	6	8	8
Loss on disposal of property, plant and equipment	1	2	2
Non-cash portion of restructuring charges	—	—	1
Impairment of investment	—	—	2
Share-based compensation	38	25	12
Tax benefits from share-based compensation	14	—	1
Excess tax benefits from share-based compensation	(8)	(2)	(1)
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(42)	(96)	—
Inventory	(5)	(26)	27
Accounts payable	25	23	(16)
Employee compensation and benefits	7	27	(19)
Other current assets and current liabilities	(13)	(16)	(39)
Other long-term assets and long-term liabilities	(7)	(11)	41
Net cash provided by operating activities	726	510	139
Cash flows used in investing activities:
Purchase of property, plant and equipment	(112)	(79)	(57)
Acquisitions and investments, net of cash acquired	(9)	(9)	(7)
Purchase of intangible assets	—	—	(1)
Proceeds from disposal of property, plant and equipment	—	2	—
Proceeds from sale of discontinued operations	—	—	2
Loan receivable from cost method investee	(1)	—	—
Net cash used in investing activities	(122)	(86)	(63)
Cash flows from (used in) financing activities:
Debt repayments	(230)	(364)	(114)
Debt financing costs	(2)	—	—
Payment on capital lease obligation	(3)	(2)	(1)
Issuance of ordinary shares, net of issuance costs	70	28	304
Repurchase of ordinary shares	(93)	—	(6)
Excess tax benefits from share-based compensation	8	3	1
Cash settlement of equity awards	—	—	(1)
Dividend payments to shareholders	(86)	—	—
Net cash (used in) provided by financing activities	(336)	(335)	183
Net increase in cash and cash equivalents	268	89	259
Cash and cash equivalents at the beginning of year	561	472	213
Cash and cash equivalents at end of year	$829	$561	$472
Supplemental disclosure of cash flow information:
Cash paid for interest	$14	$46	$79
Cash paid for income taxes	$7	$6	$10
The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Ordinary Shares		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity	Comprehensive Income (loss)
	Shares	Amount
	(In millions, except share amounts)
Balance as of November 2, 2008	213,517,292	1,084	(312)	8	780	$87
Issuance of ordinary shares, net of issuance costs of $23 million	21,500,000	300			300
Issuance of ordinary shares in connection with equity incentive plans	1,183,405	3	—	—	3
Repurchase of ordinary shares	(807,800)	(6)	—	—	(6)
Cash settlement of equity awards	—	(1)	—	—	(1)
Share-based compensation	—	12	—	—	12
Tax benefits from share-based compensation	—	1	—	—	1
Changes in accumulated other comprehensive income (loss):
Actuarial losses and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	(6)	(6)	(6)
Unrealized net gain on derivative instruments	—	—	—	1	1	1
Net loss	—	—	(44)	—	(44)	(44)
Balance as of November 1, 2009	235,392,897	1,393	(356)	3	1,040	$(49)
Issuance of ordinary shares in connection with equity incentive plans	4,495,334	28	—	—	28
Share-based compensation	—	25	—	—	25
Tax benefits from share-based compensation	—	4	—	—	4
Changes in accumulated other comprehensive income (loss):
Actuarial losses and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	(7)	(7)	(7)
Net income	—	—	415	—	415	415
Balance as of October 31, 2010	239,888,231	1,450	59	(4)	1,505	$408
Issuance of ordinary shares in connection with equity incentive plans	8,711,944	70	—	—	70
Repurchase of ordinary shares	(2,637,855)	(93)	—	—	(93)
Share-based compensation	—	38	—	—	38
Tax benefits from share-based compensation	—	14	—	—	14
Cash dividends paid to shareholders	—	—	(86)	—	(86)
Changes in accumulated other comprehensive income (loss):
Unrealized gain on available-for-sale investment	—	—	—	3	3	3
Actuarial gains and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	3	3	3
Net income	—	—	552	—	552	552
Balance as of October 30, 2011	245,962,320	$1,479	$525	$2	$2,006	$558

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview and Basis of Presentation
Overview
Avago Technologies Limited was organized under the laws of the Republic of Singapore in August 2005. References to the Company, we, our or Avago are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise indicated or the context otherwise requires. We are the successor to the Semiconductor Products Group, or SPG, of Agilent Technologies, Inc., or Agilent. On December 1, 2005, we acquired substantially all of the assets of SPG from Agilent for $2.7 billion, or the SPG Acquisition.
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
Basis of Presentation
Fiscal Periods
We operate on a 52 or 53-week fiscal year which ends on the Sunday closest to October 31.
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
Out-of-period adjustment.  During the year ended November 1, 2009, we recorded an accrual of $4 million for indirect taxes on certain prior years’ purchases and sales transactions. This accrual increased cost of products sold by $2 million and research and development expenses by $2 million for fiscal year 2009 and increased net loss for the period by $4 million. We determined that the impact of the adjustment was not material to prior periods or to the results for the second quarter of fiscal year 2009, and the adjustment was therefore recorded in the second quarter of fiscal year 2009 under the accounting guidance on interim reporting.
Cash and cash equivalents.  We consider all highly liquid investment securities with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. We determine the appropriate classification of our cash and cash equivalents at the time of purchase. As of October 30, 2011 and October 31, 2010, $0 million and $2 million, respectively, of our cash and cash equivalents were restricted, primarily for collateral under certain of our letter of credit arrangements.
Trade accounts receivable, net.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. Accounts receivable are also recorded net of sales returns and distributor allowances. These amounts are recorded when it is both probable and estimable that discounts will be granted or products will be returned. Aggregate accounts receivable allowances at October 30, 2011 and October 31, 2010 were $23 million and $16 million, respectively.
Concentrations of credit risk and significant customers.  Our cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents may be redeemable upon demand and are maintained with several financial institutions that management believes are of high credit quality and therefore bear minimal credit risk. The Company seeks to mitigate its credit risks by spreading such risks across multiple counterparties and monitoring the risk profile of these counterparties. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. We perform ongoing credit evaluations of our customers’ financial conditions, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.
We sell our products through our direct sales force, manufacturers representatives and distributors. Two customers accounted for 15% and 10%, respectively, of our net accounts receivable balance at October 30, 2011. No customer accounted for 10% or more of our net accounts receivable balance at October 31, 2010.
For the years ended October 30, 2011, October 31, 2010 and November 1, 2009, no customer represented 10% or more of net revenue.
Concentration of other risks.  The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. Our financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, timely implementation of new manufacturing technologies, ability to safeguard patents and other intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. We are exposed to the risk of obsolescence of our inventory depending on the mix of future business.
Inventory.  We value our inventory at the lower of the actual cost of the inventory or the current estimated market value of the inventory, with cost being determined under the first-in, first-out method. We record a provision for excess and obsolete inventory based primarily on our forecast of product demand and production requirements. The excess balance determined by this analysis becomes the basis for our excess inventory charge and the written-down value of the inventory becomes its cost. Written-down inventory is not written up if market conditions improve.
Investments.  Our minority investments in privately held companies are accounted for using the cost method and evaluated for impairment quarterly. Such analysis requires significant judgment to identify events or circumstances that would likely have a significant other than temporary adverse effect on the carrying value of the investment. We classify publicly-traded equity securities held by us as available-for-sale investments. These investments are recorded in the consolidated balance sheets at fair value. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income (loss). We classify our investments as non-current based on the nature of the investments and whether they are available for use in current operations. At October 30, 2011 and October 31, 2010, we had $6 million and $3 million of investments, respectively, included in other long-term assets.
Deferred Compensation Plan.  Employee contributions under the deferred compensation plan (See Note 6. “Retirement Plans and Post-Retirement Benefits”) are maintained in a rabbi trust and are not readily available to us. Participants can direct the investment of their deferred compensation plan accounts in the same investments funds offered by the 401(k) plan. Although participants direct the investment of these funds, they are classified as trading securities and are included in other current assets. The corresponding liability related to the deferred compensation plan is recorded in other current liabilities. Unrealized gain (loss) in connection with these trading securities is recorded in other income (expense), net with an offset for the same amount recorded in compensation expense. We had deferred compensation plan assets of $5 million and $3 million at October 30, 2011 and October 31, 2010, respectively, which are included in other current assets. Unrealized gain (loss) associated with these trading securities was not material for fiscal years 2011, 2010 and 2009.
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
We designate our forward contracts as either cash flow or fair value hedges. All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as fair value hedges, changes in value of the instruments are recognized in income in the current period. Such hedges are recorded in net income (loss) and are offset by the changes in fair value of the underlying assets or liabilities being hedged. For derivative instruments that are designated and qualify as a cash flow hedge, changes in the value of the effective portion of the derivative instrument are recognized in accumulated comprehensive income (loss), a component of shareholders’ equity. These amounts are then reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period, which have not been significant to date. Separate disclosures required for derivative instruments and hedging were not presented because the impact of derivative instruments is immaterial to our results of operations and financial position.
Property, plant and equipment.  Property, plant and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized, and maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our records and the resulting gain or loss is reflected in the consolidated statement of operations. Buildings and leasehold improvements are generally depreciated over 15 to 40 years, or over the lease period, whichever is shorter, and machinery and equipment are generally depreciated over 3 to 10 years. We use the straight-line method of depreciation for all property, plant and equipment.
Capitalized software development costs.  We capitalize eligible costs related to the application development phase of software developed internally or obtained for internal use in accordance with the accounting guidance on goodwill and other intangible assets. The capitalization of software development costs during the years ended October 30, 2011, October 31, 2010 and November 1, 2009 was not material. We begin amortizing the costs associated with software developed for internal use at the time the software is ready for its intended use over its estimated useful life of 3 years.
Goodwill and purchased intangible assets.  Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Our accounting complies with the accounting guidance on goodwill and other intangible assets. Goodwill is not amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the useful lives of the respective assets, generally six months to 25 years.
On a quarterly basis, we monitor factors and changes in circumstances that could indicate carrying amounts of long-lived assets, including goodwill and intangible assets, may not be recoverable. Factors we consider important which could trigger an impairment review include (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and (iii) significant negative industry or economic trends. An impairment loss must be measured if the sum of the expected future cash flows (undiscounted and before interest) from the use and eventual disposition of the asset (or asset group) is less than the net book value of the asset (or asset group). The amount of the impairment loss will generally be measured as the difference between the net book value of the asset (or asset group) and their estimated fair value. We perform an annual impairment review of goodwill during the fourth fiscal quarter of each year, or more frequently if we believe indicators of impairment exist. No impairment of goodwill resulted from our most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal year 2011. No impairment of goodwill resulted in any of the periods presented.
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
The following table summarizes the changes in accrued warranty (in millions):

Balance as of November 1, 2009 — included in other current liabilities	$7
Charged to cost of products sold	12
Warranty accrual assumed during the period in connection with an acquisition	1
Utilized	(3)
Balance as of October 31, 2010 — included in other current liabilities	$17
Adjustment to estimate - released to cost of products sold	(7)
Utilized	(4)
Balance as of October 30, 2011 — included in other current liabilities	$6
During the year ended October 30, 2011, we released warranty related charges of $6 million and during the year ended October 31, 2010, we recorded warranty related charges of $11 million, respectively, based on one specific quality issue, which are included in the amounts presented in the table above. See Note 16. “Commitments and Contingencies” for further details.
Accumulated other comprehensive income (loss).  Accumulated other comprehensive income (loss) includes certain transactions that have generally been reported in the consolidated statements of shareholders’ equity and comprehensive income (loss). The components of accumulated other comprehensive income (loss) at October 30, 2011, October 31, 2010 and

November 1, 2009 consisted of net unrecognized prior service credit and actuarial gain (loss) on defined benefit pension plans and post-retirement medical benefit plans, unrealized gain on available-for-sale security investments and unrealized gain (loss) on derivative instruments.
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
We enter into development agreements with some of our customers and recognize revenue from these agreements upon completion and acceptance by the customer of contract deliverables or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to completion or delivery of services. Costs related to these arrangements are included in research and development expense. These revenues, which are included in net revenue, totaled $52 million, $35 million and $31 million in fiscal years 2011, 2010 and 2009, respectively.
Research and development.  Costs related to research, design and development of our products are charged to research and development expense as they are incurred.
Government grants. Investment incentives related to government grants are recognized when a legal right to the grant exists, there is reasonable assurance that both the terms and conditions associated with the grant will be fulfilled and the grant proceeds will be received. For capital expenditure related government grants, the amount of the grants is recorded as a deferred credit and amortized over the useful life of the asset. All other government grants are recorded as a reduction of the qualifying cost being reimbursed.
Share-based compensation expense.  For share-based awards granted after November 1, 2006, we recognize compensation expense based on the estimated grant date fair value method required under the authoritative guidance using the Black-Scholes valuation model with a straight-line amortization method. Since the authoritative guidance requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for such awards has been reduced for estimated forfeitures. Authoritative guidance requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from the estimate. For outstanding share-based awards granted before November 1, 2006, we continue to account for any portion of such awards under the originally applied accounting principles, until such awards were modified subsequent to the adoption of the authoritative guidance.
For the years ended October 30, 2011, October 31, 2010 and November 1, 2009, we recorded $38 million, $25 million and $12 million, respectively, of compensation expense resulting from the application of the authoritative guidance. We recognize a benefit from share-based compensation in shareholders' equity if an incremental tax benefit is realized by following the ordering provisions of the tax law.
Shipping and handling costs.  Our shipping and handling costs charged to customers are included in net revenue and the associated expense is recorded in cost of products sold in the statements of operations for all periods presented.
Advertising.  Business specific advertising costs are expensed as incurred and included within selling, general and administrative expense amounted to $4 million, $4 million and $2 million for the years ended October 30, 2011, October 31, 2010 and November 1, 2009, respectively.
Foreign currency remeasurement.  We operate in a U.S. dollar functional currency environment. As such, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non-monetary items such as inventory and property, plant and equipment, which are remeasured at historical exchange rates. Net income (loss) for fiscal years 2011, 2010 and 2009 included net foreign currency losses of $0 million, $4 million and $3 million, respectively.
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
We account for uncertainty in income taxes in accordance with accounting guidance on income taxes. The guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of accounting guidance on income taxes and in subsequent periods. This guidance also addresses measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 11. “Income Taxes” for additional information.
Net income (loss) per share.  Basic net income (loss) per share is computed using the weighted-average number of ordinary shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of ordinary shares and potentially dilutive share equivalents outstanding during the period. Diluted shares outstanding includes the dilutive effect of in-the-money options, restricted share units, or RSUs, and employee share purchase rights under the Avago Technologies Limited Employee Share Purchase Plan, or ESPP. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and to purchase shares under the ESPP, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase shares.
Diluted net income per share for fiscal years 2011 and 2010 excluded the potentially dilutive effect of weighted average options to purchase 1 million and 5 million ordinary shares, respectively, as their effect was antidilutive.
The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in millions, except per share data):

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
Net income (loss) (Numerator):
Net income (loss)	$552	$415	$(44)
Shares (Denominator):
Basic weighted average ordinary shares outstanding	245	238	219
Add: Incremental shares for:
Dilutive effect of share options, RSUs, and ESPP rights	7	8	—
Shares used in diluted computation	252	246	219
Net income (loss) per share:
Basic:
Net income (loss) per share	$2.25	$1.74	$(0.20)
Diluted:
Net income (loss) per share	$2.19	$1.69	$(0.20)
Recently Adopted Accounting Guidance
In fiscal year 2011, the guidance issued by the Financial Accounting Standards Board, or FASB, on the milestone method of revenue recognition became effective. The new guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. A milestone is substantive when the consideration earned from achievement of the milestone is commensurate with either (a) the vendor's performance to achieve the milestone or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the vendor's performance to achieve the milestone and the consideration earned from the achievement of a milestone relates solely to past performance and is reasonable relative to all of the deliverables and payment terms (including other potential milestone considerations) within the arrangement. The guidance may be applied retrospectively to all arrangements or prospectively to milestones achieved after the effective date. The adoption of this guidance did not have a significant impact on our results of operations and financial position.
In fiscal year 2011, we adopted the FASB's updated guidance that amends the requirements for evaluating whether a decision maker or service provider has a variable interest to clarify that a quantitative approach should not be the sole consideration in assessing the criteria. It also clarifies that related parties should be considered in applying all of the decision maker and service provider criteria. This is in addition to the authoritative guidance the FASB issued in June 2009 that applies to determining whether an entity is a variable interest entity and requiring an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This new guidance eliminates the exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the existing provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The adoption of this guidance did not have a significant impact on our results of operations and financial position.
In fiscal year 2011, we adopted the guidance the FASB issued on revenue recognition that addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The adoption of this guidance did not have a significant impact on our results of operations and financial position.
In fiscal year 2011, we adopted the FASB guidance that modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The adoption of this new guidance did not have a significant impact on our results of operations and financial position.
Recent Accounting Guidance Not Yet Adopted

In September, 2011, the FASB issued an updated guidance on multiemployer pension plans. This guidance is intended to provide more information about an employer's financial obligations to a multiemployer pension plan and, therefore, help financial statement users better understand the financial health of all of the significant plans in which the employer participates. The updated guidance does not change the current recognition and measurement guidance for an employer's participation in a multiemployer plan. This guidance will be effective for our fiscal year ending October 28, 2012, or fiscal year 2012, with early adoption permitted. Other than requiring additional disclosures in our financial statements, we believe the adoption of this guidance will not have a significant impact on our results of operations and financial position.
In August 2011, the FASB issued an accounting standard update on goodwill impairment testing. This guidance is intended to reduce the cost and complexity of the goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance will be effective for the first quarter of our fiscal year ending November 3, 2013, or fiscal year 2013, with early adoption permitted. We do not expect this new guidance to have a significant impact on our results of operations and financial position.
In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards, or IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. In accordance with the new guidance, an entity has the option to present the total comprehensive income either in a single continuous statement or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This new guidance should be applied retrospectively and will be effective for our first quarter of our fiscal year 2013, with early adoption permitted. Other than its impact on the presentation of other comprehensive income, we believe the adoption of this guidance will not have a significant impact on our results of operations and financial position.
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
Acquisitions
During fiscal year 2011, we acquired a U.S.-based company engaged in the manufacturing of integrated circuits for approximately $8 million in cash. The purchase price was allocated to the acquired net assets based on estimates of fair values as follows: net assets of $8 million including intangible assets of $4 million and goodwill of $5 million. The intangible assets are being amortized over their useful lives ranging from 5 to 15 years.
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
The consolidated financial statements include the results of operations of the acquired companies commencing on their respective acquisition dates. Pro forma results of operations for the acquisitions completed in the fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009 have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to our consolidated financial statements.
Investments
We record at cost non-marketable investments where we do not have the ability to exercise significant influence or control and periodically review them for impairment.
In December 2010, we made an investment of $1 million in a privately-held company. The investment is accounted for under the cost method and is included on the balance sheet in other long-term assets. In September 2011, we also entered into a secured loan and warrant purchase agreement with this company pursuant to which we provided them with a secured loan of $1 million for a term of one year. As part of the consideration for making the loan, we also received a warrant to purchase up to 1,000,000 common shares of the company. At our option the warrant can be exercised for cash, by applying all or part of the outstanding loan principal balance to the warrant purchase price, on a dollar-for-dollar basis, or for a combination of cash and outstanding loan principal.
During fiscal year 2010, we made an equity investment of $1 million in another privately-held company. Until July 2011, our equity investment in this company was accounted for under the cost method and periodically reviewed for impairment. In July 2011, upon the completion of the investee’s initial public offering on a non-U.S. stock exchange, its common stock became publicly traded and we classified our investment as an available-for-sale security. The investment is included on the balance sheet in other long-term assets. See Note 8. "Fair Value."

4.	Balance Sheet Components
Inventory
Inventory consists of the following (in millions):

	October 30, 2011	October 31, 2010
Finished goods	$48	$61
Work-in-process	106	96
Raw materials	40	32
Total inventory	$194	$189

During the fiscal year ended October 30, 2011, we recorded write-downs to inventories of $20 million, associated with reduced demand assumptions, compared to $15 million recorded during the fiscal year ended October 31, 2010 and $23 million recorded during the fiscal year ended November 1, 2009.
Other Current Assets
Other current assets consist of the following (in millions):

	October 30, 2011	October 31, 2010
Prepayments	$7	$13
Deferred income tax assets	18	18
Non-U.S. transaction tax receivable	3	5
Other	14	16
Total other current assets	$42	$52

Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

	October 30, 2011	October 31, 2010
Land	$11	$11
Buildings and leasehold improvements	133	130
Machinery and equipment	593	499
Total property, plant and equipment	737	640
Accumulated depreciation and amortization	(421)	(359)
Total property, plant and equipment, net	$316	$281
Depreciation expense was $79 million, $80 million and $81 million, for the years ended October 30, 2011, October 31, 2010 and November 1, 2009, respectively.
Effective August 1, 2011, following a comprehensive study, we extended the estimated depreciable lives of certain equipment in our internal fabrication facilities, in order to more accurately reflect their expected useful lives. As a result of this change in our accounting estimate in the fourth quarter of fiscal year 2011, depreciation expense was reduced by $3 million and gross margin, income from operations and net income increased by approximately the same amount.
At October 30, 2011 and October 31, 2010, machinery and equipment included $56 million and $50 million of software costs, respectively, and accumulated amortization included $41 million and $36 million, respectively.
At October 30, 2011 and October 31, 2010, we had $12 million and $14 million of gross carrying amount of assets under capital leases, respectively, and accumulated amortization of $6 million and $8 million, respectively.
At October 30, 2011 and October 31, 2010, we had $14 million and $7 million, respectively, of unpaid purchases of property, plant, and equipment included in accounts payable. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statement of cash flows in the period they are paid.
Other Current Liabilities
Other current liabilities consist of the following (in millions):

	October 30, 2011	October 31, 2010
Income and other taxes payable	$10	$6
Deferred revenue	10	7
Supplier liabilities	4	3
Restructuring charges	1	—
Warranty	6	17
Other	7	8
Total other current liabilities	$38	$41

5.	Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill (in millions):

Balance as of November 1, 2009	$171
2010 acquisitions (Note 3. “Acquisitions and Investments”)	1
Balance as of October 31, 2010	172
2011 acquisitions (Note 3. “Acquisitions and Investments”)	5
Balance as of October 30, 2011	$177

Intangible Assets
Amortizable purchased intangibles consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of October 30, 2011
Purchased technology	$728	$(346)	$382
Customer and distributor relationships	257	(142)	115
Other	4	(2)	2
Total	$989	$(490)	$499
As of October 31, 2010
Purchased technology	$727	$(290)	$437
Customer and distributor relationships	254	(120)	134
Other	4	(2)	2
Total	$985	$(412)	$573

The following table presents the amortization of purchased intangible assets (in millions):

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
Cost of products sold	$56	$58	$58
Operating expenses	22	21	21
Total	$78	$79	$79
During fiscal year 2011, we recorded $4 million in intangible assets with a weighted-average amortization period of 14 years in conjunction with an acquisition. During the fiscal year ended October 31, 2010, we recorded $5 million of intangible assets with weighted average amortization period of 11 years in conjunction with an acquisition completed during fiscal year 2010. See Note 3. “Acquisitions and Investments.”
Based on the amount of intangible assets subject to amortization at October 30, 2011, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2012	$77
2013	77
2014	77
2015	76
2016	59
Thereafter	133
$499

The weighted average amortization periods remaining by intangible asset category were as follows (in years):

	October 30, 2011	October 31, 2010
Amortizable intangible assets:
Purchased technology	8	9
Customer and distributor relationships	7	8
Other	22	22

6.	Retirement Plans and Post-Retirement Benefits
Non-U.S. Defined Benefit Plans.  We have defined benefit plans in Taiwan, Korea, Japan, Germany, Italy and France.
401(k) Defined Contribution Plan.  Our U.S. eligible employees participate in the Avago Technologies U.S. Inc. 401(k) Plan, or the 401(k) Plan. Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 6% of an employee’s annual eligible compensation. The matching contribution percentage was increased to 6% from 4% of eligible compensation effective January 1, 2011. The maximum contribution to the 401(k) Plan is 50% of an employee’s annual eligible compensation, subject to regulatory and plan limitations. The 401(k) Plan expense is included in the corporate employee overhead rate allocation.
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
U.S. Post-Retirement Medical Benefit Plans.  Our U.S. employees who transferred to us from Agilent as part of the SPG Acquisition, who were age 49 or younger on January 1, 2005 and who meet the retirement eligibility requirements as of their termination dates, may receive post-retirement medical benefits under our retiree medical account program. Under our retiree medical account program, eligible retirees are allocated a spending account of either $40,000 or $55,000, depending on the retiree’s age at January 1, 2005, from which the retiree can receive reimbursement for premiums paid for medical coverage to age 65. U.S. employees who transferred to us from Agilent and who were age 50 or over on January 1, 2005 may be eligible for our traditional retiree medical plan upon meeting certain eligibility requirements and certain service criteria. Once participating in the traditional retiree medical plan, retirees are provided with access to both pre-65 medical coverage and supplemental Medicare coverage with medical premiums based on the type of coverage chosen and service criteria. Retirees in this group are also given the option to choose the $55,000 retiree medical account program instead of the traditional retiree medical plan.
Non-U.S Retirement Benefit Plans.  In addition to the defined benefit plan for certain employees in Taiwan, Korea, Japan, France, Italy and Germany, other eligible employees outside of the U.S. receive retirement benefits under various defined contribution retirement plans. Eligibility is generally determined based on the terms of our plans and local statutory requirements.
The net pension plan costs of our non-U.S defined benefit plans for the years ended October 30, 2011, October 31, 2010 and November 1, 2009 were $5 million, $3 million and $2 million, respectively. The net pension plan costs for the year ended November 1, 2009 is net of $1 million of curtailment gain, related to our restructuring activities. See Note 10. “Restructuring Charges.” The net pension plan costs of our U.S. post-retirement medical benefit plans for the years ended October 30, 2011, October 31, 2010 and November 1, 2009 were $1 million each.
For the year ended October 30, 2011, we recognized $4 million of unrealized net actuarial gains in accumulated other comprehensive income (net of tax of $0 million), related to our non-U.S. defined benefit plans. Of the unrealized net actuarial losses included in accumulated other comprehensive income, related to our non U.S. defined benefit plans, we expect to recognize $0 million in fiscal year 2012. For the year ended October 31, 2010, we recognized $6 million of unrealized net actuarial losses in accumulated other comprehensive loss (net of tax of $1 million), related to our non-U.S. defined benefit plans.
During the year ended October 30, 2011, we recognized $1 million of unrealized net actuarial losses in accumulated other comprehensive income (net of tax of $1 million), related to our U.S. post-retirement medical benefit plans, of which we expect to recognize immaterial amounts in fiscal year 2012. During the year ended October 31, 2010, we recognized $1 million of unrealized net actuarial losses in accumulated other comprehensive loss (net of tax of $1 million), related to our U.S. post-retirement medical benefit plans. Of the unrealized prior service cost included in accumulated other comprehensive loss, related to our U.S. post-retirement medical benefit plans, $0 million was recognized in fiscal year 2011. During the year ended November 1, 2009, we recognized $6 million of unrealized net actuarial losses in accumulated other comprehensive income (net of tax of $1 million), related to our U.S. post-retirement medical benefit plans. Other long-term assets include deferred tax assets relating to pension liabilities and post-retirement medical benefit plan liabilities.
Funded Status.  The funded status of the U.S. post-retirement medical benefit plans and non-U.S. defined benefit plans was as follows (in millions):

	Non-U.S. Defined Benefit Plans		U.S. Post Retirement Medical Benefit Plans
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Change in plan assets:
Fair value — beginning of period	$13	$13	$—	$—
Employer contributions	1	—	—	—
Fair value of plan assets — end of period	$14	$13	$—	$—
Change in benefit obligation:
Benefit obligation — beginning of period	$31	$21	$25	$21
Service cost	4	2	—	1
Interest cost	1	1	1	1
Actuarial (gain) loss	(5)	7	1	2
Plan amendments	1	—	—	—
Benefit obligation — end of period	$32	$31	$27	$25

Plan assets less than benefit obligation	$(18)	$(18)	$(27)	$(25)

Amounts recognized in the consolidated balance sheets were as follows (in millions):

	Non-U.S. Defined Benefit Plans		U.S. Post Retirement Medical Benefit Plans
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Other current liabilities	$—	$—	$1	$1
Other long-term liabilities	$18	$18	$26	$24
Amounts recognized in accumulated other comprehensive income (loss) net of taxes:
Prior service benefits (cost)	$—	$—	$(1)	$(1)
Net actuarial gains (losses)	1	(3)	(1)	—
Total amounts recognized in accumulated other comprehensive income (loss) net of taxes	$1	$(3)	$(2)	$(1)

As of October 30, 2011 and October 31, 2010, the amounts of the obligations for our non-U.S. defined benefit plans were as follows (in millions):

	Non-U.S. Defined Benefit Plans
	October 30, 2011	October 31, 2010
Aggregate projected benefit obligation (“PBO”)	$32	$31
Aggregate accumulated benefit obligation (“ABO”)	$28	$25

We currently expect to make contributions of $0 million and $1 million, respectively, to our non-U.S. defined benefit plans and U.S. post-retirement medical benefit plans in fiscal year 2012. It is expected that as of October 30, 2011 various benefit plans will make payments over the next ten fiscal years as follows (in millions):

	Non-U.S. Defined Benefit Plans	U.S. Post Retirement Medical Benefit Plans
2012	$1	$1
2013	1	1
2014	1	1
2015	1	1
2016	1	2
2017-2021	11	11

Our non-U.S. defined benefit pension plans weighted average asset allocations by category were:

	Non-U.S. Defined Benefit Plans
	October 30, 2011		October 31, 2010
	Actual	Target	Actual	Target
Fixed income	85%	85%	96%	96%
Time deposits	12	12	—	—
Other	3	3	4	4
Total	100%	100%	100%	100%

Investment Policy.  Plan assets of the funded defined benefit pension plans are invested in funds held by third-party fund managers or are deposited into government-managed accounts in which we have no active involvement in and no control over investment strategy, other than establishing broad investment guidelines and parameters. The plan assets held by third-parties consist primarily of fixed income funds and cash. The fund managers monitor the fund’s asset allocation within the guidelines established by our plan’s Investment Committee. In line with plan investment objectives and consultation with our management, our Investment Committee set an allocation benchmark among equity, bond and other assets based on the relative weighting of overall international market indices. The overall investment objectives of the plan are 1) the acquisition of suitable assets of appropriate liquidity which will generate income and capital growth to meet current and future plan benefits, 2) to limit the risk of the assets failing to meet the long term liabilities of the plan, and 3) to minimize the long term costs of the plan by maximizing the return on the assets. Performance is regularly evaluated by the Investment Committee and is based on actual returns achieved by the fund manager relative to its benchmark.
Fair Value Measurement of Plan Assets  The following table presents the fair value of plan assets by major categories using the same three-level hierarchy described in Note 8. “Fair Value” (in millions):

	Fair Value Measurement as of October 30, 2011 Using
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Fixed income	$12	$12
Time deposits	2	2
Other	—	—
Total assets	$14	$14

Fixed income assets consist primarily of funds that invest in Euro-denominated government bonds. These government bonds are valued at quoted prices reported in the active market.
Assumptions.  The assumptions used to determine the benefit obligations and expense for our non-U.S. defined benefit and U.S. post-retirement medical benefit plans are presented in the table below. The expected long-term return on assets shown in the table below represents an estimate of long-term returns on investment portfolios primarily consisting of fixed income investments. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect the pension and post-retirement funds to be invested. Discount rates reflect the current rate at which non-U.S. defined benefit and U.S post-retirement medical benefit obligations could be settled based on the measurement dates of the plans, which in each case is our fiscal year end. The range of assumptions that are used for non-U.S. defined benefit plans reflects the different economic environments within various countries.

	Assumptions for Benefit Obligation as of		Assumptions for Expense Year Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010	November 1, 2009
Non-U.S. defined benefit plans:
Discount rate	1.50%-5.75%	1.50%-5.00%	1.50%-5.00%	2.00%-6.50%	2.00%-6.50%
Average increase in compensation levels	2.50%-3.50%	2.50%-5.00%	2.50%-5.00%	2.50%-5.00%	2.50%-5.00%
Expected long-term return on assets	2.00%-4.00%	1.50%-4.00%	1.50%-4.00%	1.50%-5.25%	3.00%-5.25%

	Assumptions for Benefit Obligation as of		Assumptions for Expense Year Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010	November 1, 2009
U.S. post-retirement medical benefits plan:
Discount rate	4.50%	5.00%	5.00%	5.50%	8.50%
Current medical cost trend rate	9.00%	9.00%	9.00%	9.00%	9.00%
Ultimate medical cost trend rate	4.00%	4.50%	4.50%	5.00%	5.00%
Medical cost trend rate decreases to ultimate trend rate in year	2026	2025	2025	2019	2013

Changes in the assumed healthcare cost trend rates could have a significant effect on the amounts reported for the U.S. post-retirement medical benefit plans. A one percentage point change in the assumed healthcare cost trend rates for the year ended October 30, 2011 would have the following effects:

	1% Increase	1% Decrease
Effect on U.S. post-retirement medical benefit obligation (in millions)	$3	$(2)
Percentage effect on U.S. post-retirement medical benefit obligation	9%	(8)%
A one percentage point increase or decrease in our healthcare cost trend rates would have increased or decreased the service and interest cost components of the net periodic benefit cost by less than $1 million.

7.	Borrowings
Our borrowings as of October 30, 2011 and October 31, 2010 consist of the following (in millions):

	October 30, 2011	October 31, 2010
Notes:
117/8% Senior Subordinated Notes due 2015	$—	$230
Less: Current portion of long-term debt	—	230
Long-term debt	$—	$—
New Revolving Credit Facility
On March 31, 2011, Avago Technologies Finance Pte. Ltd., or Avago Finance, and certain other subsidiaries of the Company entered into a new credit agreement with a syndicate of financial institutions. The credit agreement provides for a $200 million unsecured, revolving credit facility. The credit agreement has a term of four years. The credit agreement includes (i) financial covenants requiring Avago Finance to maintain a maximum leverage ratio and a minimum interest coverage ratio; (ii) customary restrictive covenants (subject, in each case, to certain exceptions and amounts) that limit Avago Finance’s ability to, among other things, create liens, merge or consolidate with and into other persons, and sell assets; (iii) customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments; and (iv) customary representations and warranties. In addition, Avago Finance has the ability, at any time, to increase the aggregate commitments under the credit agreement from $200 million to $300 million subject to the condition that no default or event of default shall have occurred and be continuing and other terms and conditions set forth in the credit agreement, and the receipt of sufficient commitments for such increase from the lenders. Certain subsidiaries of the Company guarantee the revolving credit facility. The credit agreement also provides for the issuance of letters of credit of up to $40 million in the aggregate, which reduces the available borrowing capacity under the revolving credit facility on a dollar for dollar basis. As of October 30, 2011, we had no borrowings outstanding under the new revolving credit facility and were in compliance with the financial covenants under our credit agreement.
Borrowings under the unsecured, revolving credit facility are subject to floating rates of interest and bear interest at a rate per annum equal to:
Base Rate Advances: the highest of (x) Citibank’s publicly announced base rate from time to time, (y) the U.S. Federal funds rate plus 0.5% and (z) the British Bankers Association Interest Settlement Rate, or BBA LIBOR Rate applicable to Dollars for a period of one month plus 1.00%; or
Eurocurrency Advances: the rate per annum obtained by dividing (x) the BBA LIBOR Rate for deposits in Dollars for the applicable interest period by (y) a percentage equal to 100% minus the Eurocurrency liabilities reserve percentage specified by the U.S. Federal Reserve System for such interest period, plus, in each case, a margin based on the credit rating of Avago Finance’s long-term unsecured debt or Avago Finance’s corporate credit rating, as applicable, referred to as the Avago Public Debt Rating. Avago Finance is also required to pay the lenders a commitment fee at a rate per annum that varies based on the Public Debt Rating.

Senior Secured Credit Facility
In connection with the SPG Acquisition, we entered into a senior credit agreement with a syndicate of financial institutions, which provided for a $350 million senior secured revolving credit facility for general corporate purposes. As of October 31, 2010, no borrowings were outstanding under the senior secured revolving credit facility, although we had $11 million of letters of credits outstanding under the facility.
On March 31, 2011, we terminated the senior secured credit facility. There were no outstanding loan borrowings under this facility at the time of termination. This termination resulted in a loss on extinguishment of debt of $1 million, related to the write-off of debt amortization costs and other related expenses.
Senior and Senior Subordinated Notes
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
During the fiscal year 2011, we redeemed the remaining $230 million aggregate principal amount outstanding of our senior subordinated notes. We redeemed the senior subordinated notes at a 5.938% premium of the principal amount plus accrued interest, resulting in a loss on extinguishment of debt of $19 million, which consisted of a $14 million premium and a $5 million write-off of debt issuance costs and other related expenses.
Debt Issuance Costs
Unamortized debt issuance costs associated with the new revolving credit facility were $2 million at October 30, 2011 and unamortized debt issuance costs associated with the senior and senior subordinated notes and the secured senior credit facility were $6 million at October 31, 2010, and are included in other current assets and other long-term assets on the balance sheet. Amortization of debt issuance costs is classified as interest expense in the consolidated statement of operations.

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
The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:
Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include time deposits, money market funds, bank acceptances, investment funds-deferred compensation plan assets and available-for-sale securities investments. We measure money market funds, investment funds and available-for-sale securities investments at quoted market price as they are traded in an active market with sufficient volume and frequency of transactions. Time deposits are highly liquid with maturities of ninety days or less. Due to their short-term maturities, we have determined that the fair value of time deposits should be at face value.
In March 2010, we made a $1 million common stock investment in a privately-held non-U.S. company. Until

July 2011, this equity investment was accounted for under the cost method and periodically reviewed for impairment. In July 2011, upon the completion of the investee’s initial public offering on a non-U.S. stock exchange, its common stock became publicly traded and we classified our investment as an available-for-sale security reported at fair value, with unrealized gains, net of taxes, presented as a separate component of shareholders’ equity under the caption “Accumulated other comprehensive income (loss)”. This available-for-sale securities investment was classified as a Level 1 asset as of October 30, 2011.
Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. We did not have any Level 2 assets or liability activities during the year ended October 30, 2011.
Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any market activity for the asset or liability at the measurement date. Level 3 assets and liabilities include cost method investments, goodwill, amortizable intangible assets, and property, plant and equipment, which are measured at fair value using a discounted cash flow approach when they are impaired. We did not have any Level 3 asset or liability activities during the year ended October 30, 2011.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below sets forth by level our financial assets and liabilities that were accounted for at fair value as of October 30, 2011. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions):

	October 30, 2011
	Portion of Carrying Value Measured at Fair Value	Fair Value Measurement Using Quoted Prices in Active Market for Identical Assets (Level 1) as of
Assets:
Time deposits (1)	$522	$522
Money market funds (1)	100	100
Investment Funds - Deferred Compensation Plan Assets (2)	5	5
Bank acceptances (2)	1	1
Available-for-sale securities (3)	4	4
Total assets measured at fair value	$632	$632
Liabilities:
Deferred Compensation Plan Liabilities (4)	$5	$5
Total liabilities measured at fair value	$5	$5
_______________________________________

(1)	Included in cash and cash equivalents in our consolidated balance sheet

(2)	Included in other current assets in our consolidated balance sheet

(3)	Included in other long-term assets in our consolidated balance sheet

(4)	Included in other current liabilities in our consolidated balance sheet
During the year ended October 30, 2011, there were no material transfers between Level 1 and Level 2 fair value instruments.
Assets Measured at Fair Value on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value as of October 30, 2011.

Fair Value of Other Financial Instruments
The following table presents the carrying amounts and fair values of financial instruments as of October 30, 2011 and October 31, 2010 (in millions):

	October 30, 2011		October 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed rate debt	$—	$—	$230	$247
The fair values of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments. The fair value of the current portion of our long-term debt is based on quoted market rates. See Note 7. “Borrowings.”

9.	Shareholders’ Equity
In August 2009, we completed the initial public offering, or IPO, of our ordinary shares in which we sold 21,500,000 shares and our existing shareholders and certain employees sold 28,180,000 shares (including 6,480,000 shares sold in connection with the underwriters’ exercise of their over-allotment option in full) at a public offering price of $15.00 per share. The net proceeds of the IPO to us were $296 million after deducting the underwriters’ discounts and commission and offering expenses. We used a portion of the net proceeds to pay to affiliates of Kohlberg Kravis Roberts and Co., or KKR, and Silver Lake Partners, or Silver Lake, and together with KKR, the Sponsors, $54 million in connection with the termination of our advisory agreement pursuant to its terms (with one-half payable to each equity sponsor). During the fourth fiscal quarter of 2009, we also used $106 million of the net proceeds from our IPO to repay a portion of our long-term indebtedness. During fiscal year 2009, we also repurchased 807,800 ordinary shares from terminated employees for $6 million cash.
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
On August 6, 2010, we filed a shelf registration statement on Form S-3 with the SEC, through which we may sell from time to time any combination of ordinary shares, debt securities, warrants, rights, purchase contracts and units, in one or more offerings. Since then, certain of our shareholders have sold our ordinary shares in a number of registered public offerings, as set forth in the table below. We did not receive any proceeds from the sale of shares sold in these offerings other than, in some instances, proceeds from options exercised by a shareholder in connection with the sale of shares by the shareholder in such offerings.

Date of final prospectus (filed with the SEC)	Date transaction closed	Number of shares sold by shareholders in the transaction
August 13, 2010	August 18, 2010	14,905,000
December 6, 2010	December 10, 2010	25,000,000
January 18, 2011	January 21, 2011	25,000,000
February 28, 2011	March 4, 2011	25,000,000
May 31, 2011	June 3, 2011	25,000,000
September 28, 2011	October 3, 2011	17,250,000
Share Repurchase Program
On June 8, 2011, the Company's board of directors, or the Board, authorized the repurchase of up to 15 million of the Company's outstanding ordinary shares, not to exceed $500 million, in the aggregate, pursuant to the shareholder approval of the Company's 2011 share purchase mandate received at the Company's 2011 Annual General Meeting on March 30, 2011, or

the 2011 Share Purchase Mandate. Pursuant to the 2011 Share Purchase Mandate, the Company, upon authorization of the Board, is authorized to repurchase up to approximately 24.6 million ordinary shares (representing 10% of the outstanding shares on the date of the 2011 Annual General Meeting), in open market transactions or pursuant to equal access schemes, prior to the date on which the 2012 Annual General Meeting of the Company is held or is required by law to be held. The Company may not repurchase more than 15 million of ordinary shares, or more than $500 million, without further action by the Board. Share repurchases will be made in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. All repurchased shares are immediately retired.
The Company repurchased approximately 2.6 million shares for an aggregate purchase price of $93 million in cash, with a weighted average price per share of $35.35 during fiscal year 2011. As of October 30, 2011, $407 million or 12.4 million shares remained available for repurchase under this share repurchase program.
Dividends
During fiscal year 2011, aggregate cash dividends of $0.35 per share were declared and paid on the Company's outstanding ordinary shares, resulting in payment to our shareholders of an aggregate of $86 million.
Equity Incentive Award Plans
Effective December 1, 2005, we adopted two equity-based compensation plans, the Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries, or the Executive Plan, and the Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries, or the Senior Management Plan and, together with the Executive Plan, the Pre-IPO Equity Incentive Plans, which authorized the grant of options and share purchase rights covering up to 30 million ordinary shares. With effect from our IPO in August 2009, we are no longer permitted to make any further grants under the Pre-IPO Equity Incentive Plans.
Options issued under the Executive Plan generally vest at a rate of 20% per year based on the passage of time, and the passage of time and attaining certain performance criteria, in each case subject to continued employment. Those options subject to vesting based on the passage of time may accelerate by one year upon certain terminations of employment. Options issued under the Senior Management Plan, generally vest at a rate of 20% per year based on the passage of time and continued employment.
Options issued under the Pre-IPO Equity Incentive Plans, generally expire ten years following the date of grant unless granted to a non-employee, in which case the awards generally expire five years following the date of grant. All options awarded under these plans were granted with an exercise price equal to the fair market value on the date of grant.
In July 2009, our Board adopted, and our shareholders approved, the Avago Technologies Limited 2009 Equity Incentive Award Plan, or the 2009 Plan, to authorize the grant of options, share appreciation rights, restricted share units, dividend equivalents, performance awards, and other share-based awards. 20 million ordinary shares are initially reserved for issuance under the 2009 Plan, subject to annual increases starting in fiscal year 2012. The amount of the annual increase is equal to the least of (a) 6 million shares, (b) 3% of the ordinary shares outstanding on the last day of the immediately preceding fiscal year and (c) such smaller number of ordinary shares as determined by our Board. However, no more than 90 million ordinary shares may be issued upon the exercise of equity awards issued under the 2009 Plan. The 2009 Plan became effective upon closing of our IPO. Options issued to employees under the 2009 Plan prior to March 2011 generally expire ten years following the date of grant. With effect from March 2011, options issued to employees under the 2009 Plan will generally expire seven years after the date of grant. Options awarded to non-employees under this plan generally expire after five years. Options issued under the 2009 Plan generally vest over a four year period from the date of grant and are granted with an exercise price equal to the fair market value on the date of grant. Any share options cancelled or forfeited under the Pre-IPO Equity Incentive Plans after the date of our IPO become available for issuance under the 2009 Plan. Starting in the fourth quarter of fiscal year 2010, we began to grant restricted share units, or RSUs, as part of our equity compensation programs under the 2009 Plan. An RSU is an equity award that is granted with an exercise price equal to zero and which represents the right to receive one of our ordinary shares immediately upon vesting. RSU awards granted to employees are generally time-based and vest over four years.

A summary of option activity under our equity incentive award plans follows (in millions, except years and per share amounts):

	Awards Outstanding
	Awards Available for Grant	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of November 2, 2008	5	21	$7.03
Granted	(3)	3	$9.25
Exercised		(1)	$5.00
Cancelled	1	(1)	$6.76
Balance as of August 4, 2009	3	22	$7.49
Shares authorized under 2009 Plan	20
Granted	(4)	4	$15.48
Exercised		(1)	$4.58
Cancelled	1	(1)	$9.24
Balance as of November 1, 2009	17	24	$8.69
Granted	(5)	5	$19.52
Exercised		(4)	$6.46
Cancelled	2	(2)	$10.88
Balance as of October 31, 2010	14	23	$11.50
Granted	(5)	5	$32.42
Exercised		(8)	$7.59
Cancelled	1	(1)	$17.11
Balance as of October 30, 2011	10	19	$17.93	6.96	$297
Fully vested as of October 30, 2011		5	$11.26	6.29	$103
Fully vested and expected to vest as of October 30, 2011		18	$17.46	6.93	$283

The following table summarizes significant ranges of outstanding and exercisable option awards as of October 30, 2011 (in millions, except years and per share amounts):

	Awards Outstanding			Awards Exercisable

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted- Average Exercise Price per Share
$0.00-5.00	2	4.24	$4.96	1	$4.94
5.01-10.00	2	7.11	$9.21	1	$8.82
10.01-15.00	6	6.64	$11.99	2	$11.27
15.01-20.00	2	8.10	$17.61	—	$17.73
20.01-25.00	3	8.75	$20.53	1	$20.44
25.01-30.00	—	7.44	$29.33	—	$—
30.01-35.00	4	6.42	$32.56	—	$31.91
35.01-40.00	—	6.60	$37.33	—	$—
Total	19	6.96	$17.93	5	$11.26
RSU activity and the number of outstanding RSUs were not material for either of the fiscal years ended October 30, 2011 and October 31, 2010.

Employee Share Purchase Plan
In September 2010, we implemented the Avago Employee Share Purchase Plan, as amended and restated in June 2010. The ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions, based on a six-month look-back period, at a price equal to the lesser of 85% of the fair market value of the ordinary shares at either the beginning or ending of the relevant offering period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the ESPP is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The ESPP will terminate on July 27, 2019 unless sooner terminated. The first offering period started in the fourth quarter of fiscal year 2010 and ended in the second quarter of fiscal year 2011, therefore, no shares had been issued under the ESPP as at October 31, 2010. All 8 million shares authorized to be issued under the ESPP remained available for issuance as of October 31, 2010. During fiscal year 2011, employees purchased 0.3 million shares for aggregate consideration of $7 million. As at October 30, 2011, 7.7 million shares remained available for issuance under the ESPP.
Share-Based Compensation Expense
Share-based compensation expense consists of expense for stock options and RSUs granted to both employees and non-employees as well as expense associated with ESPP.
For stock options granted after November 1, 2006, we recognize compensation expense based on the estimated grant date fair value method required under the authoritative guidance using Black-Scholes valuation model with a straight-line amortization method. Since the authoritative guidance requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation expense for such awards has been reduced for estimated forfeitures. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. For outstanding share-based awards granted before November 1, 2006 and not modified thereafter, we continue to account for any portion of such awards under the originally applied accounting principles. As a result, performance-based awards granted before November 1, 2006 were subject to variable accounting until such options are vested, forfeited, modified or cancelled. Variable accounting requires us to value the variable options at the end of each accounting period based upon the then current fair value of the underlying ordinary shares. Accordingly, our share-based compensation expense was subject to significant fluctuation based on changes in the fair value of our ordinary shares.
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
On July 20, 2009, our Compensation Committee approved a change in the vesting schedules associated with performance-based options to purchase 2.3 million ordinary shares outstanding under our Pre-IPO Equity Incentive Plans. The Compensation Committee approved the amendment of performance-based options held by certain of our executive officers to provide that such options will no longer vest based on the attainment of performance targets but instead such options shall vest two years following the first date such portion could have vested had the performance goals for such portion been achieved, subject to the named executive officer’s continued service with us through such vesting date. The performance-based options held by other employees were amended to provide that any portion of such options that fail to vest based upon the attainment of a performance goal shall vest on the date two years following the first date such portion could have vested had such performance goal been attained, subject to the employee’s continued service with us through such vesting date. The Compensation Committee made these changes to performance-based options in light of our then current financial projections, which were lower than when the performance goals for such options were last determined, the uncertainty present in the then prevailing global economy and the importance of retaining key employees to continue in our employment following our IPO. This change has been accounted for as a modification under the authoritative guidance and as a result we expected to record approximately $19 million in additional share-based compensation expense, net of estimated forfeitures, over the remaining weighted average service period of 4 years.
We recognize compensation expense for RSUs using the straight-line amortization method based on the fair value of RSUs on the date of grant. The fair value of RSUs is the closing market price of our ordinary shares on the date of grant, which is equal to their intrinsic value on the date of grant. We recorded $2 million of compensation expense related to RSUs for the year ended October 30, 2011. Compensation expense associated with RSU awards was not material to fiscal year 2010 results.
We record share-based compensation expense based on an estimate of the fair value of rights to purchase ordinary shares under the ESPP, and recognize this share-based compensation expense using the straight-line amortization method. We recorded $3 million and $0 million of compensation expense related to the ESPP for the years ended October 30, 2011 and October 30, 2010, respectively.
The following table summarizes total share-based compensation expense for the years ended October 30, 2011, October 31, 2010 and November 1, 2009 (in millions):

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
Cost of products sold	$4	$3	$—
Research and development	14	8	4
Selling, general and administrative	20	14	8
Total share-based compensation expense	$38	$25	$12
The weighted-average assumptions utilized for our Black-Scholes valuation model for options and ESPP rights granted during the years ended October 30, 2011, October 31, 2010 and November 1, 2009 are as follows:

	Options
	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
Risk-free interest rate	2.0%	1.9%	2.3%
Dividend yield	0.91%	—%	—%
Volatility	45%	45%	52%
Expected term (in years)	5.0	5.0	5.7

	ESPP
	Year Ended
	October 30, 2011	October 31, 2010
Risk-free interest rate	0.1%	0.2%
Dividend yield	0.58%	—%
Volatility	42.6%	42.0%
Expected term (in years)	0.5	0.5
The dividend yield for the year ended October 30, 2011 is based on the historical and expected dividend payouts as of the respective option grant dates. The dividend yield of zero for years ended October 31, 2010 and November 1, 2009 is based on the fact that we did not intend to declare any cash dividends as of the respective option grant dates during those periods. Expected volatility is based on the combination of historical volatility of guideline publicly-traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly-traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. For all options granted after August 2, 2009 and a portion of options granted before August 2, 2009, our computation of expected term was based on other data, such as the data of peer companies and company-specific attributes that we believe could affect employees’ exercise behavior. For the majority of options granted prior to August 2, 2009, we used the simplified method specified by the SEC’s Staff Accounting Bulletin No. 107 to determine the expected term of stock options.
Based on the above assumptions, the weighted-average fair values of the options granted under our equity incentive award plans for the years ended October 30, 2011, October 31, 2010 and November 1, 2009 was $12.41, $8.17 and $5.34, respectively. The first six month purchase period under our ESPP began in the fourth quarter of fiscal year 2010. The weighted-average fair values of the rights to purchase shares in the ESPP for the year ended October 30, 2011 were $8.52. RSUs were first granted in the fourth quarter of our fiscal year ended November 1, 2010. The weighted-average fair value of RSUs granted under the 2009 Equity Incentive Award Plan for the year ended October 30, 2011 was $32.41 and 0.5 million shares of RSUs are outstanding as of October 30, 2011.
Based on our historical experience of pre-vesting option cancellations, for fiscal years 2011, 2010 and 2009, we have assumed an annualized forfeiture rate of 8%, 8% and 12%, respectively, for our options. We have assumed an annualized forfeiture rate of 8% for RSUs for fiscal year 2011 and 0% for fiscal year 2010 because the related share-based compensation expense was not material for fiscal year 2010. We have assumed an annualized forfeiture rate of 0% for ESPP purchase rights for fiscal years 2011 and 2010 because the related share-based compensation expense was not material for either period. We will record additional expense if actual forfeitures are lower than we estimated, and will record a recovery of prior expense if actual forfeitures are higher than we estimated.
Total compensation cost of options granted but not yet vested as of October 30, 2011 was $99 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. Total unrecognized compensation cost related to the ESPP as of October 30, 2011 was $1 million, which is expected to be recognized over the remaining 4 months of the current offering period under the ESPP. Total compensation cost related to unvested RSUs as of October 30, 2011 was $13 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. The income tax benefits for share-based compensation expense was $14 million, $4 million and $1 million for fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009, respectively.
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
In January 2009, we committed to a restructuring plan intended to realign our cost structure with the then prevailing macroeconomic business conditions. The plan eliminated approximately 230 positions or 6% of our global workforce and was substantially completed in the second quarter of fiscal year 2009. In the third quarter of fiscal year 2009, we announced a further reduction in our worldwide workforce of up to 200 employees. This plan was completed in the fourth quarter of fiscal year 2009. These employment terminations occurred in various geographies and functions worldwide. In connection with these plans, we recorded $26 million in employee termination costs during the year ended November 1, 2009. As of October 31, 2010, this charge had been paid in full.
In January 2009, we committed to a plan to outsource certain manufacturing facilities in Germany. During the year ended November 1, 2009, we recorded $5 million of employee termination costs and $1 million related to asset abandonment and other exit costs and approximately $1 million related to excess lease costs in connection with this plan. As of October 31, 2010, the employee termination costs and the excess lease costs had been paid in full.
During fiscal year 2009, we recorded and paid $1 million of employee termination costs and recognized $2 million as share-based compensation expense in connection with the departure of our former Chief Operating Officer in January 2009.
As part of our efforts to realign our cost structure, we incurred approximately $3 million of employee termination costs and $1 million of excess lease costs during fiscal year 2010 and $4 million of employee termination costs during fiscal year 2011.

The significant activities within and components of the restructuring charges during the years ended October 30, 2011, October 31, 2010 and November 1, 2009 are as follows (in millions):

	Employee Termination Costs	Asset Abandonment Costs	Excess Lease	Total
Accrued restructuring as of November 2, 2008 — included in other current liabilities	$1	$—	$—	$1
Charges to cost of products sold	10	1	—	11
Charges to operating expenses	22	—	1	23
Non-cash portion	—	(1)	—	(1)
Cash payments	(31)	—	—	(31)
Accrued restructuring as of November 1, 2009 — included in other current liabilities	2	—	1	3
Charges to cost of products sold	1	—	—	1
Charges to operating expenses	2	—	1	3
Cash payments	(5)	—	(2)	(7)
Accrued restructuring as of October 31, 2010 — included in other current liabilities	—	—	—	—
Charges to operating expenses	4	—	—	4
Cash payments	(3)	—	—	(3)
Accrued restructuring as of October 30, 2011 — included in other current liabilities	$1	$—	$—	$1

11.	Income Taxes
Consequent to the incorporation of Avago in Singapore, domestic operations reflect the results of operations based in Singapore.
Components of Income (Loss) Before Income Taxes
For financial reporting purposes, “Income (loss) before income taxes” included the following components (in millions):

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
Domestic income (loss)	$500	$323	$(92)
Foreign income	61	83	56
Income (loss) before income taxes:	$561	$406	$(36)

Components of Provision for (Benefit from) Income Taxes
We have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2014 and 2025, subject in certain cases to potential extensions. In February 2010, the Malaysian government granted us a tax holiday on our qualifying Malaysian income, which is effective for ten years beginning with our fiscal year 2009. For the fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for (benefit from) income taxes and reduce net loss or increase net income from what it otherwise would have been in such year by $82 million, $63 million  and $17 million, respectively, and increase diluted net income per share for the fiscal year ended October 30, 2011 by $0.32 per share, and increase diluted net income per share for the fiscal year ended October 31, 2010 by $0.26, and reduce diluted net loss per share for the fiscal year ended November 1, 2009 by $0.08, respectively. The tax incentives that we have negotiated in other jurisdictions are also subject to our compliance with various operating and other conditions.
Significant components of the provision for (benefit from) income taxes are as follows (in millions):

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
Current tax expense:
Domestic	$5	$3	$3
Foreign	12	16	6
	$17	$19	$9
Deferred tax expense (benefit):
Domestic	$—	$1	$(1)
Foreign	(8)	(29)	—
	$(8)	$(28)	$(1)

Total provision for (benefit from) income taxes	$9	$(9)	$8

We recorded a total provision for income taxes of $9 million for the year ended October 30, 2011 compared to a total benefit from income taxes of $9 million for the year ended October 31, 2010. The provision for income taxes in 2011 included a $3 million tax benefit for the increase in deferred tax assets from U.S. legislation retroactively reinstating the research and development tax credit and a $3 million tax benefit from a change in estimate related to research and development tax credits. The benefit from income taxes in 2010 included a $29 million benefit from the release of deferred tax asset valuation allowances, mainly associated with the Company irrevocably calling our senior subordinated notes for redemption in October 2010, partially offset by a write-off of $6 million of deferred tax assets resulting from the grant of a new tax incentive in Malaysia. Our valuation allowance increased by $3 million in fiscal year 2011.
Rate Reconciliation
A reconciliation of the expected statutory tax rate to the actual, effective tax rate on income (loss) before income taxes is as follows:

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
Expected statutory tax rate	17.0%	17.0%	(17.0)%
Foreign income taxed at different rates	—	0.8	(1.8)
Advisory agreement termination fee & selling shareholder expenses	—	—	27.2
Tax Holidays and Concessions	(14.6)	(12.8)	9.3
Other, net	(1.0)	—	(0.8)
Valuation Allowance	0.1	(7.1)	6.7
Actual tax rate on income (loss) before income taxes	1.5%	(2.1)%	23.6%

Summary of Deferred Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating losses and tax credit carryforwards.

The significant components of deferred tax assets and deferred tax liabilities included on the balance sheets were as follows (in millions):

	October 30, 2011	October 31, 2010
Deferred income tax assets:
Depreciation and amortization	$6	$—
Inventory	2	1
Trade accounts	2	2
Employee benefits	16	12
Share options	11	11
Net operating loss carryovers and credit carryovers	35	24
Other deferred income tax assets	5	4
Gross deferred income tax assets	$77	$54
Less valuation allowance	(7)	(4)
Deferred income tax assets	$70	$50
Deferred income tax liabilities:
Depreciation and amortization	$8	$5
Foreign earnings not permanently reinvested	2	2
Deferred income tax liabilities	$10	$7

Net deferred income tax assets	$60	$43
We regularly monitor the circumstances impacting the expected realization of our deferred tax assets. In the fourth quarter of the fiscal year of 2010, we adjusted our valuation allowance against the deferred tax assets in certain jurisdictions to properly reflect the net deferred tax assets that are more likely than not to be realized in the future. As a result, the adjustment reduced our valuation allowance by $29 million. We reduced the valuation allowance after determining that certain deferred tax assets in those jurisdictions are more likely than not to be realizable due to expectations of future taxable income, carryforward periods, and other available evidence.
The above net deferred income tax asset has been reflected in the accompanying balance sheets as follows (in millions):

	October 30, 2011	October 31, 2010
Other current assets	$18	$18
Other current liabilities	(2)	(2)
Net current income tax assets	$16	$16

Other long-term assets	$47	$32
Other long-term liabilities	(3)	(5)
Net long-term income tax assets	$44	$27
As of October 30, 2011, we had Singapore net operating loss carryforwards of $11 million, U.S. net operating loss carryforwards of $101 million, of which $72 million are related to excess tax deductions related to stock options, and other foreign net operating loss carryforwards of $4 million. The Singapore net operating losses have no limitation on utilization. U.S. federal net operating loss carryforwards, if not utilized, will begin to expire in fiscal year 2027. The other foreign net operating losses expire in various fiscal years beginning 2017. As of October 30, 2011, we had $21 million of U.S. research and development tax credits which, if not utilized, will begin to expire in fiscal year 2026.
The U.S. Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation or separate return loss year limitations. Any ownership changes, as defined, may restrict utilization of carryforwards. As of October 30, 2011, we had approximately $26 million and $16 million of federal net operating loss and tax credit carryforwards, respectively, in the U.S. subject to an annual limitation. The annual limitation will not result in any permanent loss of our tax benefits.

As of October 30, 2011, we had unrecognized deferred tax assets of approximately $28 million attributable to excess tax deductions related to stock options, the benefit of which will be credited to equity when realized.
We consider all operating income of foreign subsidiaries not to be permanently reinvested outside Singapore. We have provided $2 million for foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, the cumulative amount of which is estimated to be $107 million and $119 million as of October 30, 2011 and October 31, 2010, respectively.
Uncertain Tax Positions
The gross unrecognized tax benefits increased by $3 million during fiscal year 2011, resulting in gross unrecognized tax benefits of $30 million as of October 30, 2011.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes line in the accompanying consolidated statement of operations. We recognized approximately $1 million of expense related to interest and penalties in each of the years presented. Accrued interest and penalties are included within the other long-term liabilities line in the consolidated balance sheet. As of October 30, 2011, October 31, 2010 and November 1, 2009, the combined amount of cumulative accrued interest and penalties was approximately $6 million, $5 million and $4 million, respectively.
A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is summarized as follows (in millions):

	October 30, 2011	October 31, 2010	November 1, 2009
Beginning of period	$27	$24	$18
Increases in balances related to tax positions taken during prior periods	1	1	2
Increases in balances related to tax positions taken during current period	2	2	4
End of period	$30	$27	$24
A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of October 30, 2011, approximately $29 million of the unrecognized tax benefits including accrued interest and penalties would affect our effective tax rate. As of October 31, 2010, approximately $27 million of the unrecognized tax benefits including accrued interest and penalties would affect our effective tax rate.
Although the timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining subject to examination, we are unable to estimate the range of possible adjustments to the balance of gross unrecognized tax     benefits.
We are subject to examination by the tax authorities with respect to the periods subsequent to December 2005. We are not under Singapore income tax examination at this time. The Company is subject to Singapore income tax examinations for all years from the year ended October 31, 2006. The Company is also subject to examinations in major foreign jurisdictions, including the United States, from the year ended October 31, 2006.

12.	Interest Expense
Interest expense of $4 million, $34 million and $77 million for the years ended October 30, 2011, October 31, 2010 and November 1, 2009, respectively, consisted primarily of (i) interest expense of $3 million, $32 million and $73 million, respectively, with respect to the previously outstanding senior notes, senior subordinated notes, and debt under the senior secured credit facilities, all issued or incurred in connection with the SPG Acquisition, as well as commitment fees related to our unsecured revolving credit facility; and (ii) amortization of debt issuance costs of $1 million, $2 million and $4 million, respectively.

13.	Other Income (Expense), net
Other income (expense), net includes interest income, currency gains (losses) on balance sheet remeasurement and other miscellaneous items. The following table presents the detail of other income (expense), net (in millions):

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
Other income	$1	$3	$2
Interest income	1	1	1
Other expense	(1)	(6)	(2)
Other income (expense), net	$1	$(2)	$1

14.	Segment Information
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
The following table presents net revenue and long-lived asset information based on geographic region. Net revenue is based on the geographic location of the distributors or original equipment manufacturers who purchased the Company’s products, which may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment and are based on the physical location of the assets (in millions):

	Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
Net revenue:
China	$697	$662	$395
United States	407	312	245
Korea	225	200	158
Singapore	106	137	148
Germany	230	209	120
Rest of the World	671	573	418
	$2,336	$2,093	$1,484

	October 30, 2011	October 31, 2010
Long-lived assets:
United States	$160	$147
Singapore	45	35
Malaysia	35	28
Rest of the World	76	71
	$316	$281

15.	Related Party Transactions
Kohlberg Kravis Roberts & Co., or KKR, and Silver Lake Partners, or Silver Lake
As of October 30, 2011, KKR and Silver Lake each owned approximately 4% of our shares and no longer have the right to designate directors to our Board. Prior to March 18, 2011, KKR, Silver Lake, held our shares indirectly through their ownership of Bali Investments S.àr.l, or Bali. On March 18, 2011, in connection with the liquidation of Bali, Bali distributed our ordinary shares held by it to its shareholders, including KKR and Silver Lake.
We previously entered into an advisory agreement with affiliates of the Sponsors, for ongoing consulting and management advisory services. Pursuant to the advisory agreement, we also recorded less than $1 million of advisory fees payable to each of KKR and Silver Lake during the year ended November 1, 2009 in connection with a qualifying acquisition. The advisory agreement was terminated in the fourth quarter of fiscal year 2009, in connection with our IPO. As a result, in fiscal year 2009 we recorded $54 million related to the termination of the advisory agreement with the Sponsors. We also recorded $4 million in selling shareholder expenses, in connection with the IPO, on behalf of the Sponsors and other selling shareholders.
Capstone Consulting
Capstone Consulting, or Capstone, an affiliate of KKR was granted options to purchase 800,000 ordinary shares with an exercise price of $5.00 per share on February 3, 2006. 700,000 of these option shares vested by the end of the first quarter of fiscal year 2010. The performance targets related to the remaining 100,000 option shares were not met and those 100,000 options shares did not vest. In connection with our IPO in August 2009, and secondary public offerings of our shares in January 2010 and August 2010, Capstone exercised and sold an aggregate of 222,949 option shares, in respect of which we received aggregate option exercise proceeds of $1 million. During the year ended October 30, 2011, Capstone exercised and sold an aggregate of 477,051 option shares in secondary public offerings of our shares, as a result we received aggregate option exercise proceeds of $2 million.
Bali Investments S.àr.l, Seletar Investments Pte. Ltd. and Geyser Investment Pte. Ltd.
In connection with the public offering in January 2010 in which the Company's certain shareholders sold an aggregate of 25,000,000 of the Company's ordinary shares, selling shareholders Bali Investments S.àr.l, Geyser Investments Pte. Ltd. and Seletar Investment Pte. Ltd. agreed to reimburse the Company for two-thirds of the expenses of the offering which amounted to $1 million.
Flextronics
Mr. James A. Davidson, a director of the Company until March 9, 2011, also serves as a director of Flextronics International Ltd., or Flextronics. In the ordinary course of business, on an arm's length basis, we sell certain of our products to Flextronics.
Hewlett-Packard Company
Mr. John R. Joyce, a director of the Company until March 26, 2010, also serves as a director of Hewlett-Packard Company, or Hewlett-Packard. In the ordinary course of business, on an arm's length basis, we sell certain of our products to Hewlett-Packard. We also use Hewlett-Packard as a service provider for information technology services.
PMC-Sierra, Inc.
Mr. James Diller, a director of the Company and the chairman of its board of directors, also serves on the board of directors of PMC Sierra, Inc., or PMC Sierra, as vice-chairman. In the ordinary course of business, on an arm's length basis, we sell certain of our products to PMC Sierra.
Unisteel Technology Limited
Funds affiliated with KKR own substantially all the outstanding shares of in Unisteel Technology Limited or Unisteel. We purchase certain materials from Unisteel, in the ordinary course of business on an arm's length basis.
WIN Semiconductor Corp.
Mr. John Min-Chih Hsuan, who became a director of the Company on February 14, 2011, was previously a director of WIN Semiconductor Corp., one of our third-party contract manufacturers with whom we do business in the ordinary course, on an arm's length basis. Mr. Hsuan resigned from WIN Semiconductor Corp. in June 2011.

Wistron Corporation
Mr. John Min-Chih Hsuan, a director of the Company, is also a director of Wistron Corporation, one of our customers. In the ordinary course of business, on an arm's length basis, we sell certain of our products to Wistron Corporation. In addition, in September 2011, we sold certain of our patents to Wistron for a purchase price of $1 million in an arm's length transaction, pursuant to a competitive bidding process.
Transactions and balances with our related parties were as follows (in millions):

	Year Ended
	October 30, 2011		October 31, 2010		November 1, 2009
Net revenue:
Flextronics[1]	$68		$115		$100
Hewlett-Packard Company[2]	—		12		37
Wistron Corporation[3]	5		—		—
PMC Sierra	—		—		1
Operating expenses:
KKR & Silver Lake (Advisory fees)	$—		$—		$4
KKR & Silver Lake (Termination of Advisory agreement)	—		—		54
KKR & Silver Lake (Selling shareholder expenses associated with the IPO)	—		—		4
KKR & Silver Lake (Advisory fees in connection with the IPO)	—		—		3
Hewlett-Packard Company[2]	—		6		19
Capstone (Share-based compensation)	—		—		—	*
Unisteel Technology Limited	—	*	—	*	—	*
WIN Semiconductor Corp.[4]	56		—		—

	October 30, 2011	October 31, 2010
Receivables:
Flextronics[1]	$—	$13
Seletar Investments Pte. Ltd.	—	—	*
Wistron Corporation[3]	1	—

	October 30, 2011		October 31, 2010
Payables:
KKR	$—		$—	*
Silver Lake	—		—	*
Unisteel Technology Limited	—	*	—	*
_______________________________________
* Represents amounts less than $0.5 million.
1 Amounts represent net revenue transactions with Flextronics through the quarter and six months ended May 1, 2011. Flextronics ceased to be a related party after the second quarter of fiscal year 2011.
2 Amounts represent net revenue and operating expense transactions with Hewlett-Packard through the quarter ended May 2, 2010. Hewlett-Packard ceased to be a related party after the second quarter of fiscal year 2010.
3 Amounts represent net revenue transactions with Wistron Corporation for the year ended October 30, 2011, including a sale of certain patents to Wistron for a purchase price of $1 million. Wistron Corporation became a related party during the second quarter of fiscal year 2011.
4 Amounts represent transactions with WIN Semiconductor Corp. included in cost of products sold incurred during the period WIN Semiconductor Corp was a related party. WIN Semiconductor Corp. became a related party during the second quarter of fiscal year 2011 and ceased being a related party during the third quarter of fiscal year 2011.

16.	Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as at October 30, 2011:

	Total	2012	2013	2014	2015	2016	Thereafter
Operating Leases	$39	9	8	9	8	1	4
Capital Leases	5	2	1	1	1	—	—
Purchase Commitments	57	57	—	—	—	—	—
Revolving Credit Facility Commitments	2	1	1	—	—	—	—
Other Contractual Commitments	49	22	16	10	1	—	—
Operating Lease Commitments.  We lease certain real property and equipment from third parties under non-cancelable operating leases. Rent expense was $13 million, $12 million and $12 million for the years ended October 30, 2011, October 31, 2010 and November 1, 2009, respectively.
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
Revolving Credit Facility Commitments.  Estimated future interest expense payments related to our revolving credit facility consist of payments on our commitment fees. See Note 7. “Borrowings.”
Other Contractual Commitments.  We entered into several agreements related to IT, human resources and financial infrastructure outsourcing and other services agreements.
Contingencies
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, certain pending disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. TriQuint has subsequently withdrew those claims with respect to three of those four patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. We filed our answer and initial counterclaim on September 17, 2009, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents and filed additional counterclaims on March 25, 2010 for the misappropriation of Avago trade secrets. On October 16, 2009, TriQuint filed its answer to our initial counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. While the court dismissed TriQuint’s antitrust counterclaims on procedural grounds on March 16, 2010, TriQuint has since filed a motion to file an amended pleading for its anti-trust claims, which was granted on August 3, 2010. We intend to defend this lawsuit vigorously, and future actions may include the assertion by us of additional claims or counterclaims against TriQuint related to our intellectual property portfolio. Summary judgment motions are scheduled for hearing on January 30, 2012 and the Court has set a trial date of July 10, 2012.
In addition, on February 8, 2010, PixArt Imaging Inc. filed an action against us in the U.S District Court, Northern District of California seeking a determination of whether PixArt was licensed to use our portfolio of patents for optical finger navigation products pursuant to an existing cross-license agreement between us and PixArt. We filed a counterclaim against PixArt on March 31, 2010, asserting that PixArt breached the terms of the cross-license agreement between the parties and seeking a determination that PixArt was not licensed to use our portfolio of patents for optical finger navigation products. On November 28, 2011, we entered into a settlement agreement with PixArt that resolves these outstanding actions, which were pending in the Northern District of California. Under the terms of the confidential settlement agreement, the parties have cross-licensed certain of their respective patents for the remaining term of the patents for use in the field of optical mouse and optical finger navigation. The parties subsequently dismissed all claims in the pending litigation, with prejudice, on December 2, 2011.
On March 15, 2010 we filed a patent infringement action against ST Microelectronics NV in the Eastern District of Texas for infringement of four of our patents related to optical navigation devices. We amended the complaint on July 6, 2010 adding infringement of a fifth optical navigation related patent to the action. We sought injunctive relief, damages in an unspecified amount, treble damages for willful infringement and attorneys fees. In response, ST Microelectronics filed a patent infringement action against us in the Northern District of Texas alleging that our sales of certain optical navigation devices infringed two ST Microelectronics’ patents. ST Microelectronics sought injunctive relief and damages in an unspecified amount. ST Microelectronics filed a second suit against us on November 5, 2010 in the Northern District of California alleging certain anticompetitive actions by us in the optical navigation sensor market. On October 24, 2011, we and ST Microelectronics agreed to dismiss, without prejudice, all pending litigation between the parties. However, we and ST Microelectronics each reserved the right to re-file litigation in the event of any future disputes on the same issues, following the conclusion of executive discussions and non-binding mediation aimed at resolving those disputes.
On January 21, 2011, we filed a patent infringement action against Cypress Semiconductor Corporation, or Cypress, for infringement of three of our patents related to optical navigation devices. On May 23, 2011, Cypress filed its answer and counterclaim against us for a declaratory judgment of non-infringement and invalidity of the patents asserted by us. On August 22, 2011, Cypress filed an amended answer and counterclaim alleging infringement by us of five of Cypress's patents. The parties resolved all litigation on November 30, 2011 by filing a stipulation with the court dismissing all claims with prejudice.
With respect to the legal proceedings, individually and in the aggregate, we have not yet been able to determine whether an unfavorable outcome is probable or reasonably possible and have not been able to reasonably estimate the amount or range of any possible loss. As a result, no amounts have been accrued or disclosed in the accompanying consolidated financial statements with respect to these legal proceedings.
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
Warranty
Commencing in fiscal year 2008, we notified certain customers of a product quality issue and began taking additional steps to correct the quality issue and work with affected customers to determine potential costs covered by our warranty obligations. We maintain insurance coverage for product liability and have been working with our insurance carriers to determine the extent of covered losses in this situation. Based on settlements with customers to date, the status of discussions with other affected customers and discussions with our insurance carriers, we recorded a charge of $2 million during fiscal year 2009 to cover costs relating to this quality issue in excess of expected insurance coverage. We continue to have discussions with affected customers and presently believe that amounts we have recorded in our consolidated financial statements along with expected insurance coverage proceeds will be adequate to resolve these claims, although this assessment is subject to change based on the ultimate resolution of this matter with customers and the insurance carriers. In addition, if the timing of settlement of claims with customers and the timing of determination of insurance recoveries do not occur in the same reporting periods, there could be material increases in charges to statement of operations in a future period and decreases in a subsequent period once insurance recoveries are deemed probable of realization.
During fiscal year 2009 we identified another product quality issue with a particular component, took steps to correct the quality issue and notified our customers. Though the expected failure rate of the product was not 100%, based on our quality tests, we have offered to replace all such components used or still held by our customers. We recorded charges of $6 million during fiscal year 2009 related to this product quality issue, based on the progress of discussions with our customers and our evaluation of the best estimate of our exposure related to this matter, which covered costs to scrap inventory of such components held by us and costs associated with providing replacement parts to customers. During fiscal year 2010, we recorded additional charges of $11 million to cover customer claims for reimbursements of costs incurred by such customers related to this product quality issue. During fiscal year 2010, we reached final settlement agreements with certain customers on this product quality issue. The final settlement amounts approximate the estimated accrued warranty obligations for those customers. We made $2 million of cash settlement payments in connection with these agreements during fiscal year 2010, resulting in a $2 million decrease in the warranty accrual for this product quality issue during the same period. During fiscal year 2011, we reached additional final settlement agreements with certain customers, made $3 million of cash settlement payments and credits and shipped $1 million of replacement parts in connection with these agreements, resulting in a $4 million decrease in the warranty accrual for this product quality issue during the period. In addition, following these additional settlements and based on all information available to the Company regarding remaining customer exposures including the progress made in resolving customer issues, we reassessed our overall exposure relating to this product quality issue, including our estimate of any remaining replacement parts exposure, and reduced the warranty accrual we previously recorded by $6 million. We presently believe that amounts we have recorded in our consolidated financial statements will be adequate to resolve any warranty obligations related to this issue, although this assessment is subject to change based on the ultimate resolution of this matter with remaining customers. However, we continue to have discussions with affected customers on the matter and although we have made our best estimate of the expected warranty obligation based on available information, we could record further charges in future periods based on the ultimate resolution of this matter with such customers.
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

17.	Subsequent Event
On December 8, 2011, the Board declared an interim cash dividend of $0.12 per ordinary share to holders of record at the close of business (5:00 p.m.), Eastern Time, on December 19, 2011 with such dividend to be paid on December 30, 2011.

Supplementary Financial Data — Quarterly Data (Unaudited)

	Three Months Ended
	October 30, 2011	July 31, 2011	May 1, 2011	January 30, 2011	October 31, 2010	August 1, 2010	May 2, 2010	January 31, 2010
	(In millions, except per share data)
Net revenue	$623	$603	$560	$550	$572	$550	$515	$456
Cost of products sold:
Cost of products sold	305	292	271	265	282	271	268	247
Amortization of intangible assets	14	14	14	14	14	15	14	15
Restructuring charges	—	—	—	—	—	1	—	—
Total cost of products sold	319	306	285	279	296	287	282	262
Gross margin	304	297	275	271	276	263	233	194
Research and development	83	85	76	73	75	71	70	64
Selling, general and administrative	55	60	55	50	51	51	48	46
Amortization of intangible assets	6	5	5	6	5	5	6	5
Restructuring charges	1	2	1	—	—	1	1	1
Total operating expenses	145	152	137	129	131	128	125	116
Income from operations	159	145	138	142	145	135	108	78
Interest expense	—	—	(1)	(3)	(7)	(8)	(8)	(11)
Loss on extinguishment of debt	—	—	(1)	(19)	—	—	—	(24)
Other income (expense), net	—	—	1	—	—	—	(1)	(1)
Income before income taxes	159	145	137	120	138	127	99	42
Provision for (benefit from) income taxes	5	1	2	1	(26)	4	9	4
Net income	$154	$144	$135	$119	$164	$123	$90	$38
Net income per share:
Basic	$0.63	$0.59	$0.55	$0.49	$0.69	$0.51	$0.38	$0.16
Diluted	$0.61	$0.57	$0.54	$0.48	$0.66	$0.50	$0.37	$0.16
Shares used in per share calculations:
Basic	246	246	245	242	239	239	238	236
Diluted	252	253	252	250	248	247	246	244
Dividends declared and paid per share	$0.11	$0.09	$0.08	$0.07	$—	$—	$—	$—

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged/ Credited to Net Income (Loss)	Charges Utilized/ Write-offs	Balance at End of Period
	(In millions)
Accounts receivable allowances:
Distributor credit allowance(1)
Year ended October 30, 2011	$12	$106	$(101)	$17
Year ended October 31, 2010	10	93	(91)	12
Year ended November 1, 2009	14	63	(67)	10

Other accounts receivable allowances(2)
Year ended October 30, 2011	$4	$19	$(17)	$6
Year ended October 31, 2010	3	16	(15)	4
Year ended November 1, 2009	5	18	(20)	3

Income tax valuation allowance
Year ended October 30, 2011	$4	$1	$2	$7
Year ended October 31, 2010	32	(29)	1	4
Year ended November 1, 2009	31	3	(2)	32
_______________________________________

(1)	Distributor credit allowance relates to limited stock returns and price adjustments.

(2)	Other accounts receivable allowances include allowance for doubtful accounts and sales returns.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Avago’s disclosure controls and procedures as of October 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of October 30, 2011. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of October 30, 2011, our internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of October 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Form 10-K.
Changes in Internal Controls over Financial Reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our directors, executive officers and compliance with Section 16(a) of the Exchange Act, set forth in the sections entitled “Proposal 1 — Election of Directors”, “Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our definitive Proxy Statement for our 2012 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2011 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.
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
The information regarding executive compensation required by this Item 11 set forth in the sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation”, “Compensation Committee Report” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation in our definitive Proxy Statement for our 2012 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2011 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section. However, the Compensation Committee Report included in such definitive Proxy Statement shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management and related shareholder matters required by this Item 12 set forth in the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Executive Compensation — Equity Compensation Plan Information” in our definitive Proxy Statement for our 2012 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2011 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships, related transactions and director independence required by this Item 13 set forth in the sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2012 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2011 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services required by this Item 14 set forth in the proposal relating to the re-appointment of our independent registered public accounting firm in our definitive Proxy Statement for our 2012 Annual General Meeting of Shareholders to be filed with the Commission within 120 days of the end of our 2011 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:
1. Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Balance Sheets as of October 30, 2011 and October 31, 2010

—	Consolidated Statements of Operations for the years ended October 30, 2011, October 31, 2010 and November 1, 2009

—	Consolidated Statements of Cash Flows for the years ended October 30, 2011, October 31, 2010 and November 1, 2009

—	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended October 30, 2011, October 31, 2010 and November 1, 2009

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

Date: December 15, 2011
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

Signature	Title	Date

/s/ Hock E. Tan	President and Chief Executive Officer and Director (Principal Executive Officer)	December 15, 2011
Hock E. Tan

/s/ Douglas R. Bettinger	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 15, 2011
Douglas R. Bettinger

/s/ James Diller	Chairman of the Board of Directors	December 15, 2011
James Diller

/s/ Adam H. Clammer	Director	December 15, 2011
Adam H. Clammer

/s/ Kenneth Y. Hao	Director	December 15, 2011
Kenneth Y. Hao

/s/ John M. Hsuan	Director	December 15, 2011
John M. Hsuan

/s/ Justine Lien	Director	December 15, 2011
Justine Lien

/s/ Donald Macleod	Director	December 15, 2011
Donald Macleod

EXHIBIT INDEX

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date

2.1#	Asset Purchase Agreement, dated August 14, 2005, between Agilent Technologies, Inc. and Argos Acquisition Pte. Ltd.	Agilent Technologies, Inc. Current Report on Form 8-K (Commission File No. 001-15405)	August 15, 2005
2.2#	Amendment No. 1 to the Asset Purchase Agreement, dated November 30, 2005, between Agilent Technologies, Inc. and Avago Technologies Limited.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 21, 2009
2.3#	Amendment No. 2 to the Asset Purchase Agreement, dated December 29, 2006, between Agilent Technologies, Inc. and Avago Technologies Limited.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008
2.4#
Purchase and Sale Agreement, dated November 17, 2006, by and among Avago Technologies Limited, Avago Technologies Imaging Holding (Labuan) Corporation, Avago Technologies Sensor (U.S.A.) Inc., other sellers and Micron Technology, Inc.
		Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 21, 2009
2.5#
Asset Purchase Agreement, dated October 31, 2007, by and among Avago Technologies Limited, Avago Technologies General IP (Singapore) Pte. Ltd., other sellers and Lite-On Technology Corporation (“Lite-On Asset Purchase Agreement”).
		Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 21, 2009
2.6#	Amendment No. 1 to Lite-On Asset Purchase Agreement and Non-Competition Agreement, dated January 8, 2008.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 21, 2009
2.7#	Amendment No. 2 to Lite-On Asset Purchase Agreement, dated January 21, 2009.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009
2.8#
Asset Purchase Agreement, dated June 25, 2008, by and among Avago Technologies GmbH, Avago Technologies International Sales Pte. Ltd., Avago Technologies Wireless IP (Singapore) Pte. Ltd., Avago Technologies Finance Pte. Ltd. and Infineon Technologies AG.
		Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 21, 2009
3.1	Memorandum and Articles of Association.	Avago Technologies Limited Current Report on Form 8-K (File No. 001-34428).	August 14, 2009
4.1	Form of Specimen Share Certificate for Registrant’s Ordinary Shares.	Amendment No. 3 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 14, 2009

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
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
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	September 29, 2006
4.4	Amendment to Registration Rights Agreement, dated August 21, 2008.	Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	August 21, 2008
10.1
Sublease Agreement, dated June 5, 2009, between Agilent Technologies Singapore Pte. Ltd. and Avago Technologies Manufacturing (Singapore) Pte. Ltd., relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Limited Registration Annual Report on Form 10-K (Commission File No. 001-33428)	December 15, 2010
10.2
Lease No. I/33183P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 1935X of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49501Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	November 15, 2006
10.3
Lease No. I/31607P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 1937C of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49499Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	November 15, 2006

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.4
Lease No. I/33182P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 2134N of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49500Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	November 15, 2006
10.5
Lease No. I/33160P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 1975P of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49502Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	November 15, 2006
10.6
Tenancy Agreement, dated October 24, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.
		Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008
10.7
Supplemental Agreement to Tenancy Agreement, dated December 1, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.
		Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008
10.8
Subdivision and Use Agreement, dated December 1, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.
		Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008
10.9
Sale and Purchase Agreement, dated December 1, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.
		Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008
10.10	Lease Agreement, dated December 1, 2005, between Agilent Technologies, Inc. and Avago Technologies U.S. Inc., relating to Avago’s facility at 350 West Trimble Road, San Jose, California 95131.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008
10.11
First Amendment to Lease Agreement (Building 90) and Service Level Agreement, dated January 10, 2007, between Avago Technologies U.S. Inc. and Lumileds Lighting B.V. relating to Avago’s facilities at 350 West Trimble Road, San Jose, California 95131.
		Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.12
Credit Agreement, dated March 31, 2011, among Avago Technologies Finance Pte. Ltd., as Borrower, Avago Technologies Holding Pte. Ltd., Avago Technologies International Sales Pte. Limited, Avago Technologies US. Inc. and Avago Technologies General IP (Singapore) Pte. Ltd., as Guarantors and the Initial Lenders named herein as Initial Lenders and Citicorp International Limited as Administrative Agent and Barclays Capital as Syndication Agent and Citigroup Global Markets Inc. and Barclays Capital as Joint Lead Arrangers and Joint Bookrunners.
		Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 9, 2011
10.13
Amendment No. 1 to Credit Agreement, dated July 28, 2011, among Avago Technologies Finance Pte. Ltd., the Lenders constituting the Required Lenders and Citicorp International Limited as Administrative Agent for the Lenders.
X
10.14	Ft. Collins Supply Agreement, dated October 28, 2005 between Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and Palau Acquisition Corporation.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	June 16, 2009
10.15^	Distribution Agreement, dated March 26, 2008, between Avago Technologies International Sales Pte. Limited and Arrow Electronics, Inc.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 21, 2009
10.16	Collective Agreement, dated October 28, 2010, between Avago Manufacturing (Singapore) Pte Ltd (and its Singapore affiliates) and United Workers of Electronic & Electrical Industries.	Avago Technologies Limited Annual Report on Form 10-K (Commission File No. 001-33428)	December 15, 2010
10.17+	2009 Equity Incentive Award Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009
10.18+	Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries (Amended and Restated Effective as of February 25, 2008).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.19+	Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries (Amended and Restated Effective as of February 25, 2008).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.20+	Amendment to the Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and its Subsidiaries, dated July 27, 2009			X
10.21+	Amendment to the Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and its Subsidiaries, dated March 9, 2011	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 9, 2011
10.21+	Form of Nonqualified Share Option Agreement Under the Amended and Restated Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries for U.S. employees.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.23+	Form of Nonqualified Share Option Agreement Under the Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries for employees in Singapore.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008
10.24+
Form of Nonqualified Share Option Agreement Under the Amended and Restated Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries for U.S. non-employee directors.
		Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008
10.25+
Form of Nonqualified Share Option Agreement Under the Amended and Restated Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries for non-employee directors in Singapore.
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	September 29, 2006
10.26+	Amended and Restated Offer Letter Agreement, dated July 17, 2009, between Avago Technologies Limited and Hock E. Tan.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 21, 2009
10.27+	Amended and Restated Employment Agreement, dated July 17, 2009, between Avago Technologies U.S. Inc. and Bryan T. Ingram.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 21, 2009
10.28+	Offer Letter Agreement, dated March 20, 2007, between Avago Technologies and Patricia H. McCall.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.29+	Offer Letter Agreement, dated July 4, 2008, between Avago Technologies and Douglas R. Bettinger.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	July 16, 2008
10.30+	Form of indemnification agreement between Avago and each of its directors.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.31+	Form of indemnification agreement between Avago and each of its officers.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.32+	Severance Benefits Agreement, dated December 3, 2008, between Avago Technologies Limited and Patricia H. McCall.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	March 5, 2009
10.33+	Offer Letter Agreement, dated December 5, 2008, between Avago Technologies Limited and B.C. Ooi.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	March 5, 2009
10.34+	Severance Benefits Agreement, dated March 9, 2011, between Avago Technologies US. Inc. and Bryan Ingram.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 9, 2011
10.35+	Deferred Compensation Plan.	Amendment No. 2 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 2, 2009
10.36+	Form of Option Agreement Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009
10.37+	Form of Notice and Restricted Share Unit Agreement Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Avago Technologies Limited Annual Report on Form 10-K (Commission File No. 001-33428)	December 15, 2010

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.38+	Employee Share Purchase Plan (amended and restated effective as of June 2, 2010).	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 3, 2010
10.39+	Avago FY 2011 Performance Bonus Plan for Executive Employees, effective November 1, 2010.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 10, 2011
10.40+	Avago FY 2012 Performance Bonus Plan for Executive Employees, effective October 31, 2011.			X
21.1	List of Subsidiaries.			X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.			X
24.1	Power of Attorney (see signature page to this Form 10-K).			X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS*	XBRL Instance Document			X
101.SCH*	XBRL Schema Document			X
101.CAL*	XBRL Calculation Linkbase Document			X
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document			X

Notes:

+	Indicates a management contract or compensatory plan or arrangement.
#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Avago Technologies hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
^	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
*
XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.