Form 10-Q
period 2012-01-29
Avago Technologies LTD
filed 2012-03-08
CIK 1441634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34428

Avago Technologies Limited
(Exact Name of Registrant as Specified in Its Charter)

Singapore (State or Other Jurisdiction of Incorporation or Organization)	98-0682363 (I.R.S. Employer Identification No.)
1 Yishun Avenue 7 Singapore 768923	N/A
(Address of Principal Executive Offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of March 2, 2012 there were 243,902,890 shares of our ordinary shares, no par value per share, outstanding.

AVAGO TECHNOLOGIES LIMITED
Quarterly Report on Form 10-Q
For the Quarterly Period Ended January 29, 2012

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Condensed Consolidated Financial Statements — Unaudited	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
PART II. OTHER INFORMATION	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Mine Safety Disclosures	43
Item 5. Other Information	43
Item 6. Exhibits	43
SIGNATURES	46
EX-4.2
EX-4.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	January 29, 2012	October 30, 2011 (1)
ASSETS
Current assets:
Cash and cash equivalents	$819	$829
Trade accounts receivable, net	308	328
Inventory	193	194
Other current assets	52	42
Total current assets	1,372	1,393
Property, plant and equipment, net	354	316
Goodwill	177	177
Intangible assets, net	480	499
Other long-term assets	61	61
Total assets	$2,444	$2,446
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222	$221
Employee compensation and benefits	51	89
Capital lease obligations — current	2	2
Other current liabilities	39	38
Total current liabilities	314	350
Long-term liabilities:
Capital lease obligations — non-current	3	4
Other long-term liabilities	87	86
Total liabilities	404	440
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, no par value; 243,761,105 shares and 245,962,320 shares issued and outstanding on January 29, 2012 and October 30, 2011, respectively	1,416	1,479
Retained earnings	621	525
Accumulated other comprehensive income	3	2
Total shareholders’ equity	2,040	2,006
Total liabilities and shareholders’ equity	$2,444	$2,446

__________________________________

(1)	Amounts as of October 30, 2011 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share data)

	Quarter Ended
	January 29, 2012	January 30, 2011
Net revenue	$563	$550
Cost of products sold:
Cost of products sold	279	265
Amortization of intangible assets	14	14
Total cost of products sold	293	279
Gross margin	270	271
Research and development	82	73
Selling, general and administrative	50	50
Amortization of intangible assets	5	6
Restructuring charges	1	—
Total operating expenses	138	129
Income from operations	132	142
Interest expense	(1)	(3)
Loss on extinguishment of debt	—	(19)
Other expense, net	(1)	—
Income before income taxes	130	120
Provision for income taxes	5	1
Net income	$125	$119
Net income per share:
Basic:
Net income per share	$0.51	$0.49
Diluted:
Net income per share	$0.50	$0.48
Weighted average shares :
Basic	245	242
Diluted	250	250
Dividends declared and paid per share	$0.12	$0.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Quarter Ended
	January 29, 2012	January 30, 2011
Cash flows from operating activities:
Net income	$125	$119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37	41
Loss on extinguishment of debt	—	5
Impairment of investment and loan receivable from investee	2	—
Share-based compensation	11	7
Tax benefits from share-based compensation	—	8
Excess tax benefits from share-based compensation	—	(2)
Changes in assets and liabilities, net of acquisition:
Trade accounts receivable, net	20	(5)
Inventory	1	(14)
Accounts payable	(8)	(30)
Employee compensation and benefits	(38)	(31)
Other current assets and current liabilities	(10)	(31)
Other long-term assets and long-term liabilities	(1)	—
Net cash provided by operating activities	139	67
Cash flows from investing activities:
Purchase of property, plant and equipment	(47)	(32)
Acquisition and investment, net of cash acquired	—	(9)
Net cash used in investing activities	(47)	(41)
Cash flows from financing activities:
Proceeds from government grants	1	—
Debt repayments	—	(230)
Payments on capital lease obligations	—	(1)
Issuance of ordinary shares	5	22
Repurchase of ordinary shares	(79)	—
Excess tax benefits from share-based compensation	—	2
Dividend payments to shareholders	(29)	(17)
Net cash used in financing activities	(102)	(224)
Net decrease in cash and cash equivalents	(10)	(198)
Cash and cash equivalents at the beginning of period	829	561
Cash and cash equivalents at end of period	$819	$363

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
Basis of Presentation
Fiscal Periods. We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our first quarter of fiscal year 2012 ended on January 29, 2012, the second quarter will end on April 29, 2012, the third quarter will end on July 29, 2012 and the fourth quarter will end on October 28, 2012.
Information. The unaudited condensed consolidated financial statements include the accounts of Avago and all of our wholly-owned subsidiaries, and are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Intercompany transactions and balances have been eliminated in consolidation.
Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management and, in the opinion of management, includes all adjustments of a normal recurring nature that are necessary for the fair statement of the financial position, results of operations and cash flows for the periods shown, and is in accordance with GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended October 30, 2011, or fiscal year 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on December 16, 2011.
The operating results for the quarter ended January 29, 2012 are not necessarily indicative of the results that may be expected for the year ending October 28, 2012, or fiscal year 2012, or for any other future period. The balance sheet data as of October 30, 2011 presented is derived from the audited financial statements as of that date.
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
We sell our products through our direct sales force, manufacturers representatives and distributors. Two customers accounted for 21% and 11%, respectively, of our net accounts receivable balance at January 29, 2012 and these same two customers accounted for 15% and 10%, respectively, of our net accounts receivable balance at October 30, 2011. For the quarters ended January 29, 2012 and January 30, 2011, one customer represented 17% and no single customer represented 10% or more of net revenue, respectively.
Net income per share. Basic net income per share is computed using the weighted-average number of ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of ordinary shares and potentially dilutive share equivalents outstanding during the period. Diluted shares outstanding includes the dilutive effect of in-the-money options, restricted share units, or RSUs, and employee share purchase rights under the Avago Technologies Limited Employee Share Purchase Plan, or ESPP. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and to purchase shares under the ESPP, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when equity awards become deductible for income tax purposes are collectively assumed to be used to repurchase shares.
Diluted net income per share for the quarters ended January 29, 2012 and January 30, 2011 excluded the potentially dilutive effect of weighted-average outstanding equity awards, including options, RSUs, and ESPP rights, to purchase 2 million and less than one million ordinary shares, respectively, as their effect was antidilutive.
The following is a reconciliation of the denominators of the basic and diluted net income per share computations for the periods presented (in millions, except per share data):

	Quarter Ended
	January 29, 2012	January 30, 2011
Net income (Numerator):
Net income	$125	$119
Shares (Denominator):
Basic weighted average ordinary shares outstanding	245	242
Add: Incremental shares for:
Dilutive effect of share options, RSUs and ESPP rights	5	8
Shares used in diluted computation	250	250
Net income per share:
Basic:
Net income per share	$0.51	$0.49
Diluted:
Net income per share	$0.50	$0.48
Supplemental cash flow disclosures. At January 29, 2012 and October 30, 2011, we had $23 million and $14 million, respectively, of unpaid purchases of property, plant, and equipment included in accounts payable. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statement of cash flows in the period they are paid.
Recently Adopted Accounting Guidance
In the first quarter of fiscal year 2012, we adopted the updated guidance issued by Financial Accounting Standards Board, or FASB, related to fair value measurements and disclosures, which requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements (see Note 6. “Fair Value” for further discussion of fair value measurements). Because these new standards are related primarily to the disclosures required in our financial statements, their adoption has not had a significant impact on our results of operations and financial position.
Recent Accounting Guidance Not Yet Adopted
In September 2011, the FASB issued updated guidance on multiemployer pension plans. This guidance is intended to provide more information about an employer's financial obligations to a multiemployer pension plan and, therefore, help financial statement users better understand the financial health of all of the significant plans in which the employer participates. The updated guidance does not change the current recognition and measurement guidance for an employer's participation in a multiemployer plan. This guidance will be effective for our fiscal year ending October 28, 2012, or fiscal year 2012, with early adoption permitted. Other than requiring additional disclosures in our financial statements, we believe the adoption of this guidance will not have a significant impact on our results of operations and financial position.
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
In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance is intended to enhance comparability between entities that report under GAAP and those that report under International Financial Reporting

Standards, or IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. In accordance with the new guidance, an entity has the option to present total comprehensive income either in a single continuous statement or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been deferred by an update issued by the FASB in December 2011. This new guidance should be applied retrospectively and will be effective for the first quarter of our fiscal year 2013, with early adoption permitted. Other than its impact on the presentation of other comprehensive income, we believe the adoption of this guidance will not have a significant impact on our results of operations and financial position.
In May 2011, the FASB issued an updated guidance on fair value measurement and related disclosure requirements in GAAP, and the International Accounting Standards Board, or IASB, issued fair value measurement guidance (together, the new guidance). The new guidance amends GAAP and is a new standard under IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. The new guidance will be effective for the second quarter of our fiscal year 2012, with early adoption prohibited. Other than requiring additional disclosures in our financial statements, we do not expect this new guidance to have a significant impact on our results of operations and financial position.
2. Inventory
Inventory consists of the following (in millions):

	January 29, 2012	October 30, 2011
Finished goods	$51	$48
Work-in-process	106	106
Raw materials	36	40
Total inventory	$193	$194
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
4. Goodwill and Intangible Assets
Goodwill
There were no changes to goodwill during the quarter ended January 29, 2012.

Intangible Assets
Amortizable purchased intangibles consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of January 29, 2012:
Purchased technology	$728	$(360)	$368
Customer and distributor relationships	257	(147)	110
Other	4	(2)	2
Total	$989	$(509)	$480
As of October 30, 2011:
Purchased technology	$728	$(346)	$382
Customer and distributor relationships	257	(142)	115
Other	4	(2)	2
Total	$989	$(490)	$499
The following table presents the amortization of purchased intangible assets (in millions):

	Quarter Ended
	January 29, 2012	January 30, 2011
Cost of products sold	$14	$14
Operating expenses	5	6
Total	$19	$20
During the first quarter of fiscal year 2011, we recorded $4 million in intangible assets with a weighted-average amortization period of 14 years in conjunction with an acquisition. See Note 3. “Acquisition.”
Based on the amount of intangible assets subject to amortization at January 29, 2012, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2012 (remainder)	$58
2013	77
2014	77
2015	76
2016	59
2017	49
Thereafter	84
$480

The weighted-average amortization periods remaining by intangible asset category as at January 29, 2012 were as follows (in years):

Amortizable intangible assets:
Purchased technology	8
Customer and distributor relationships	7
Other	22
5. Borrowings
We had no borrowings outstanding as of January 29, 2012 and October 30, 2011.
Debt Repayments
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
Revolving Credit Facility
As of January 29, 2012, we had no borrowings outstanding under our revolving credit facility and were in compliance with the financial covenants under our credit agreement.
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
Level 2—Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. We did not have any Level 2 asset or liability activities during the quarter ended January 29, 2012.
Level 3—Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. Level 3 assets and liabilities include cost method investments, goodwill, amortizable intangible assets, and property, plant and equipment, which are measured at fair value using a discounted cash flow approach when they are impaired. Quantitative information for Level 3 assets and liabilities reviewed at each reporting period, includes indicators of significant deterioration in the earnings performance, credit rating, asset quality, business prospects of the investee, and financial indicators of the investee's ability to continue as a going concern.
We record at cost non-marketable investments where we do not have the ability to exercise significant influence or control and periodically review them for impairment. During fiscal year 2011, we made an investment of $1 million in the common stock of a privately-held non-U.S. company. This equity investment is accounted for under the cost method and is included on the balance sheet in other long-term assets. In fiscal year 2011, we also entered into a secured loan and warrant purchase agreement with this company, pursuant to which we provided them with a secured loan of $1 million, at an annual interest rate of 8%, for a term of one year. Based on the quantitative assessment of the financial condition and business prospects of the investee, this equity investment and loan were both determined to be impaired during the quarter ended January 29, 2012.
We did not have any Level 3 asset or liability activities other than those noted above during the quarter ended January 29, 2012.

Assets Measured at Fair Value on a Recurring Basis
The table below sets forth by level our financial assets that were accounted for at fair value as of January 29, 2012. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions).

	Portion of Carrying Value Measured at Fair Value as of January 29, 2012	Fair Value Measurement as of January 29, 2012 Using Quoted Prices In Active Market For Identical Assets (Level 1)
Assets:
Time deposits (1)	$450	$450
Investment Funds — Deferred Compensation Plan Assets (2)	7	7
Bank acceptances (2)	1	1
Available-for-sale securities (3)	4	4
Total assets measured at fair value	$462	$462
Liabilities:
Deferred Compensation Plan Liabilities (4)	$7	$7
_________________________________

(1)	Included in cash and cash equivalents in our unaudited condensed consolidated balance sheet

(2)	Included in other current assets in our unaudited condensed consolidated balance sheet

(3)	Included in other long-term assets in our unaudited condensed consolidated balance sheet

(4)	Included in other current liabilities in our unaudited condensed consolidated balance sheet
During the quarter ended January 29, 2012, there were no material transfers between Level 1, Level 2 or Level 3 fair value instruments.
Assets Measured at Fair Value on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value as of January 29, 2012.
Fair Value of Other Financial Instruments
The fair values of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.
7. Shareholders’ Equity
Share Repurchase Program
The Company repurchased 2.6 million shares for an aggregate purchase price of $79 million in cash, with a weighted average price per share of $30.23, during the quarter ended January 29, 2012. As of January 29, 2012, $328 million, or 9.8 million shares remained available for repurchase under this share repurchase program.
Dividends
We paid a quarterly cash dividend of $0.12 and $0.07 per share, or $29 million and $17 million in total during the quarters ended January 29, 2012 and January 30, 2011, respectively.

Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards granted to employees, directors, and non-employees for the quarters ended January 29, 2012 and January 30, 2011 (in millions):

	Quarter Ended
	January 29, 2012	January 30, 2011
Cost of products sold	$1	$1
Research and development	4	3
Selling, general and administrative	6	3
Total share-based compensation expense	$11	$7
The weighted-average assumptions utilized for our Black-Scholes valuation model for options and ESPP rights granted during the quarters ended January 29, 2012 and January 30, 2011 are as follows:

	Options
	Quarter Ended
	January 29, 2012	January 30, 2011
Risk-free interest rate	0.9%	1.7%
Dividend yield	1.3%	0.7%
Volatility	57.0%	45.0%
Expected term (in years)	5.0	5.0

	ESPP
	Quarter Ended
	January 29, 2012	January 30, 2011
Risk-free interest rate	0.03%	0.2%
Dividend yield	1.2%	—%
Volatility	52.0%	42.0%
Expected term (in years)	0.5	0.5
The dividend yield for the quarters ended January 29, 2012 and January 30, 2011 are based on the dividend yield as of the respective option grant dates. Expected volatility is based on the combination of historical volatility of guideline publicly-traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly-traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. Our computation of expected term was based on data, such as the data of peer companies and company-specific attributes that we believe could affect employees’ exercise behavior.
Based on the above assumptions, the weighted-average fair values of the options granted under the share option plans for the quarters ended January 29, 2012 and January 30, 2011 were $15.14 and $10.10, respectively. The weighted-average fair values of the rights to purchase shares in the ESPP for the quarters ended January 29, 2012 and January 30, 2011 were $12.74 and $6.27, respectively. The weighted-average fair value of RSUs granted in the quarter ended January 29, 2012 was $31.99. No RSUs were granted in the quarter ended January 30, 2011.
Total compensation cost related to unvested options as of January 29, 2012 was $96 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. Total unrecognized compensation cost related to the ESPP as of January 29, 2012 was not material, and is expected to be recognized over the remaining portion of the current offering period under the ESPP, which ends on March 14, 2012. Total compensation cost related to unvested RSUs as of January 29, 2012 was $13 million, which is expected to be recognized over the remaining weighted-average service period of 3 years.

Equity Incentive Award Plans
A summary of option award activity related to our equity incentive plans is as follows (in millions, except years and per share amounts):

		Awards Outstanding
	Shares Available for Grant	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of October 30, 2011	10	19	$17.93
Annual increase in shares available for
issuance, per equity incentive plan terms	6	—	$—
Granted	—	—	$33.57
Exercised	—	—	$10.72
Cancelled	—	—	$19.81
Balance as of January 29, 2012	16	19	$18.54	6.71	$290
Vested as of January 29, 2012		5	$11.37	6.08	$114
Vested and expected to vest as of
January 29, 2012		18	$18.08	6.69	$279
The following table summarizes the ranges of outstanding and exercisable option awards as of January 29, 2012 (in millions, except years and per share amounts):

	Awards Outstanding			Awards Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Number Exercisable	Weighted-Average Exercise Price Per Share
$0.00-5.00	2	4.00	$4.97	1	$4.96
5.01-10.00	2	6.86	$9.24	1	$8.73
10.01-15.00	5	6.42	$12.03	2	$11.37
15.01-20.00	1	7.84	$17.56	—	$17.78
20.01-25.00	4	8.51	$20.52	1	$20.55
25.01-30.00	—	7.12	$29.19	—	$28.52
30.01-35.00	5	6.23	$32.72	—	$—
35.01-40.00	—	6.35	$37.33	—	$—
Total	19	6.71	$18.54	5	$11.37
RSU activity and the number of outstanding RSUs were not material for either of the quarters ended January 29, 2012 and January 30, 2011.
Employee Share Purchase Plan
There are currently 8 million shares authorized for issuance under the ESPP. The ESPP consists of successive six-month offering periods and permits eligible employees to purchase ordinary shares through payroll deductions, at the end of each offering period, at a price equal to the lesser of 85% of the fair market value of the ordinary shares at either the beginning or ending of the relevant offering period. Under the ESPP, employees purchased 0.3 million shares for aggregate consideration of $7 million during fiscal year 2011. The next purchase date under the ESPP is scheduled to occur in the second quarter of fiscal year 2012. As at January 29, 2012, 7.7 million shares remained available for issuance under the ESPP.
8. Income Taxes
For the quarter ended January 29, 2012, we recorded an income tax provision of $5 million compared to $1 million for the quarter ended January 30, 2011. The income tax provision for the quarter ended January 30, 2011 included the recognition of a

$3 million tax benefit as a result of U.S. legislation enacted in the first quarter of fiscal year 2011 retroactively reinstating the research and development tax credit.
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
10. Related Party Transactions
KLA-Tencor Corporation
Mr. John T. Dickson, who became a director of the Company on January 18, 2012, also serves as a director of KLA-Tencor Corporation., or KLA-Tencor. In the ordinary course of business, on an arm’s length basis, we purchase certain materials, equipment, and tools from KLA-Tencor.
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
Transactions and balances with our related parties were as follows (in millions):

	Quarter Ended
	January 29, 2012	January 30, 2011
Net revenue:
Flextronics[1]	$—	$28
Wistron Corporation[3]	2	—
Total costs and expenses:
KLA-Tencor[2]	1	—

	January 29, 2012	October 30, 2011
Receivables:
Flextronics[1]	$—	$13
Wistron Corporation[3]	1	—

	January 29, 2012	October 30, 2011
Payables:
KLA-Tencor[2]	$1	$—
_________________________________

1 Amounts represent net revenue transactions with Flextronics through the quarter ended January 30, 2011. Flextronics ceased to be a related party after the second quarter of fiscal year 2011.

2 Amounts represent purchase transactions with KLA-Tencor for the quarter ended January 29, 2012 and accounts payable balance as of January 29, 2012. KLA-Tencor became a related party during the first quarter of fiscal year 2012.
3 Amounts represent net revenue transactions and accounts receivable balance as of January 29, 2012. Wistron Corporation became a related party during the second quarter of fiscal year 2011.
11. Commitments and Contingencies
Commitments
     The following table sets forth changes in our commitments as of January 29, 2012 for the fiscal periods noted (in millions).

	Total	2012 (remainder)	2013	2014	2015	2016	2017	Thereafter
Purchase commitments	$86	$86	$—	$—	$—	$—	$—	$—
Other Contractual Commitments	49	11	15	13	5	5	—	—
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
There were no other substantial changes to our contractual commitments during the first quarter of fiscal year 2012 from those disclosed in our Annual Report on Form 10-K for fiscal year 2011.
Contingencies
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, certain pending disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. TriQuint has withdrawn those claims with respect to three of those four patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys' fees and injunctive relief. We filed our answer and initial counterclaim on September 17, 2009, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents, and filed additional counterclaims on March 25, 2010 for the misappropriation of Avago trade secrets. On October 16, 2009, TriQuint filed its answer to our initial counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. The court dismissed TriQuint’s antitrust counterclaims on procedural grounds on March 16, 2010, but on August 3, 2010 granted TriQuint's motion to file an amended pleading for its anti-trust claims. We intend to defend this lawsuit vigorously, and future actions may include the assertion by us of additional claims or counterclaims against TriQuint related to our intellectual property portfolio. Summary judgment motions were heard on January 30, 2012 and ruled on in February 2012. The Court has set a trial date of July 10, 2012.
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

Warranty
There were no material changes to our warranty accrual during the quarter ended January 29, 2012.
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
12. Subsequent Event
On March 7, 2012, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.13 per share, payable on March 30, 2012 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on March 19, 2012.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended October 30, 2011, or fiscal year 2011, included in our Annual Report on Form 10-K for fiscal year 2011, or 2011 Annual Report on Form 10-K. References to “Avago” “we”, “our” and “us” are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Quarterly Report on Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to, any projections of financial information; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. All statements we make relating to estimated and projected product sales, earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections of future Avago or industry performance, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. For example, there can be no assurance that our product sales efforts, revenues or expenses will meet any expectations or follow any trend(s), or that our ability to compete effectively will be successful or yield anticipated results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in the Quarterly Report on Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise.
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
There have been no significant changes in our critical accounting policies during the quarter ended January 29, 2012 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Annual Report on Form 10-K.

Results from Operations
Quarter Ended January 29, 2012 Compared to Quarter Ended January 30, 2011
The following table sets forth our results of operations for the quarters ended January 29, 2012 and January 30, 2011.

	Quarter Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$563	$550	100%	100%
Cost of products sold:
Cost of products sold	279	265	50	48
Amortization of intangible assets	14	14	2	3
Total cost of products sold	293	279	52	51
Gross margin	270	271	48	49
Research and development	82	73	15	13
Selling, general and administrative	50	50	9	9
Amortization of intangible assets	5	6	1	1
Restructuring charges	1	—	—	—
Total operating expenses	138	129	25	23
Income from operations	132	142	23	26
Interest expense	(1)	(3)	—	(1)
Loss on extinguishment of debt	—	(19)	—	(3)
Other expense, net	(1)	—	—	—
Income before income taxes	130	120	23	22
Provision for income taxes	5	1	1	—
Net income	$125	$119	22%	22%
     Net revenue. Net revenue was $563 million for the quarter ended January 29, 2012, compared to $550 million for the quarter ended January 30, 2011, an increase of $13 million or 2%. The slight increase in net revenue was primarily due to strength in the wireless communication target markets, largely offset by continued weakness in our industrial target market.
Our three largest target markets, by revenue, are wireless communications, wired infrastructure and industrial and automotive electronics, with computer and consumer computing peripherals typically representing a much smaller percentage of our overall net revenue. The percentage of total net revenue generated by sales in each of our target markets varies from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality. The first fiscal quarter is typically our lowest revenue and cash generating quarter due, in part, to holiday shut downs at many original equipment manufacturer, or OEM, customers and distributors, and the first half of the fiscal year tends to generate lower revenue than the second half. However, typical seasonality and industry cyclicality may be overshadowed by other factors such as wider macroeconomic effects and timing of significant product launches by large OEMs. In the first quarter of fiscal year 2012, strength in the smartphone market and strong sales to a particular OEM more than offset the typical seasonal trend in revenue from our wireless target market. Weakness in industrial spending, in China in particular, together with the recent flooding in Thailand, a critical area for manufacturing many components important for the semiconductor supply chain, adversely impacted revenue from our industrial target market in the first quarter of fiscal year 2012. Our capacity mitigation plan to relocate production from areas affected by the flooding is now largely complete.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During the quarter ended January 29, 2012, Foxconn Technology Group companies accounted for 17% of our net revenue and our top 10 customers, which included three distributors, collectively accounted for 62% of our net revenue. However, we believe that aggregate sales of our products to certain of our customers exceeds the amount of our direct sales to them. For example, we believe our aggregate sales to two OEMs when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, each accounted for more than 10% of our net revenues, respectively, for the quarter ended January 29, 2012. We expect to continue to experience significant customer concentration in future periods.

Net revenue by target market data is derived from our understanding of our end customers’ primary markets, and was as follows:

	Quarter Ended
% of net revenue	January 29, 2012	January 30, 2011	Change
Wireless communications	45%	37%	8%
Wired infrastructure	29	28	1
Industrial and automotive electronics	20	30	(10)
Consumer and computing peripherals	6	5	1
Total net revenue	100%	100%

	Quarter Ended
Net revenue (in millions)	January 29, 2012	January 30, 2011	Change
Wireless communications	$254	$202	$52
Wired infrastructure	162	153	9
Industrial and automotive electronics	114	166	(52)
Consumer and computing peripherals	33	29	4
Total net revenue	$563	$550	$13
Net revenue from our wireless communications target market increased substantially in the first quarter of fiscal year 2012 compared with the corresponding prior year period due to continued strength in mobile smartphone sales. New product ramps at major smartphone OEMs drove revenue growth during the first quarter of fiscal year 2012. We experienced higher demand for our multi-mode, multi-band power amplifiers, in particular, as well as for our FBAR duplexers in the quarter ended January 29, 2012.
Net revenue from our wired infrastructure target market increased slightly, in the first quarter of fiscal year 2012, compared with the corresponding prior year period, as spending on core routing continued to improve. During the first quarter of fiscal year 2012, we saw strong growth from sales of our proprietary parallel optics used in core routing environments and data center applications compared to the first quarter of fiscal year 2011. However this was partially offset by a supply chain correction amongst several OEMs in the wired infrastructure market.
Net revenue from our industrial and automotive electronics target market decreased in the first quarter of fiscal year 2012 compared with the corresponding prior year period. This decrease was due primarily to continued and worse than expected supply chain corrections, weakness in industrial spending, in China in particular, softness in distributor resales and weaker OEM demand during the first quarter of fiscal year 2012, compared with the same period in fiscal year 2011. The flooding in Thailand impacted the manufacturing of certain products we sell into our industrial target market during the quarter ended January 29, 2012, which also contributed to the decrease in revenues from this target market in the quarter.
Net revenue from our consumer and computing peripheral target market increased in the first quarter of fiscal year 2012 compared with the corresponding period in 2011, due primarily to a sale of certain of our intellectual property. However, net revenue from this target market during both these periods continued to be adversely affected by ongoing softness in demand for personal computers and printers.
Gross margin. Gross margin was $270 million for the quarter ended January 29, 2012 compared to $271 million for the quarter ended January 30, 2011, a slight decrease of $1 million. As a percentage of net revenue, gross margin decreased slightly to 48% for the quarter ended January 29, 2012 from 49% for the quarter ended January 30, 2011. The decrease in gross margin, compared to the first quarter of fiscal year 2011, was primarily attributable to a less profitable product mix, with a higher proportion of our net revenues coming from products sold into our wireless communication target market while net revenues from our higher-margin industrial and automotive electronics products decreased significantly in the quarter. A decrease in revenue from research and development projects in the quarter also contributed to the decrease in gross margin. The impact of these factors was partially offset by a sale of intellectual property in the quarter ended January 29, 2012, a decrease in depreciation expense resulting from a change in the duration of the useful lives of certain of our manufacturing equipment which occurred in the fourth quarter of fiscal year 2011, and a revision in cost allocation methodology. During the quarter ended January 29, 2012, we revised our cost allocation methodology to fully burden with overhead costs the expense for wafers used in research and development projects that are processed through our internal fabrication facilities. This change increased gross margin (as well as research and development expense) in the first quarter of fiscal year 2012 compared to the corresponding prior year period. The negative impact of the additional spending from the flooding in Thailand was mostly offset by insurance proceeds received during the quarter ended January 29, 2012.

Research and development. Research and development expense was $82 million for the quarter ended January 29, 2012, compared to $73 million for the quarter ended January 30, 2011, an increase of $9 million or 12%. The majority of this increase resulted from investments in our wired infrastructure and wireless communications solutions. As a percentage of net revenue, research and development expenses increased slightly to 15% for the quarter ended January 29, 2012, compared to 13% for the quarter ended January 30, 2011. Part of the increase in absolute dollars was attributable to a $3 million increase in research and development project consumables and test hardware as a result of the change in cost allocation methodology for wafers processed in our internal fabrication facilities and used in research and development projects, as discussed above under gross margin, which increased gross margin by a corresponding amount. The increase in research and development expense was also attributable to a $2 million increase in accrued incentive compensation expense due to an increase in salary base, a $1 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our Employee Share Purchase Plan, or ESPP, and a $2 million increase in depreciation expense related to capital expenditures supporting research and development efforts, partially offset by a $1 million decrease in vacation expense compared to the quarter ended January 30, 2011. The overall increase in research and development expense is net of $2 million in accrued reimbursements pursuant to research and development grants.
Selling, general and administrative. Selling, general and administrative expense was $50 million for both the quarter ended January 29, 2012 and the quarter ended January 30, 2011. As a percentage of net revenue, selling, general and administrative also remained flat at 9%. However, changes in components of selling general and administrative expense for the quarter ended January 29, 2012 consisted of a $3 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our ESPP and a $2 million increase in accrued incentive compensation expense, offset by a $2 million decrease in legal expenses related to offensive litigation matters initiated in fiscal year 2010, a $1 million decrease in depreciation expense, a $1 million decrease in vacation expense and a $1 million decrease in outsourced third party information technology expense, compared to the quarter ended January 30, 2011.
Amortization of intangible assets. Total amortization of intangible assets incurred were $19 million and $20 million for the quarters ended January 29, 2012 and January 30, 2011, respectively.
Restructuring charges. We incurred $1 million in restructuring charges for the quarter ended January 29, 2012. There were no restructuring charges for the quarter ended January 30, 2011.
Interest expense. Interest expense was $1 million for the quarter ended January 29, 2012, representing ongoing commitment fees related to our revolving credit facility, compared to $3 million for the quarter ended January 30, 2011. The decrease was primarily due to the redemption of the remaining $230 million aggregate principal amount of our outstanding senior subordinated notes in the quarter ended January 30, 2011.
Loss on extinguishment of debt. During the quarter ended January 30, 2011, we redeemed $230 million aggregate principal amount of our senior subordinated notes. The redemption of the senior subordinated notes resulted in a loss on extinguishment of debt of $19 million. See Note 5 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Other income (expense), net. Other income (expense), net includes interest income, foreign currency gains (losses) on balance sheet remeasurement and other miscellaneous items. Other expense, net was $1 million for the quarter ended January 29, 2012. The increase to other expense, net for the quarter ended January 29, 2012, compared to other expense, net for the quarter ended January 30, 2011 is primarily attributable to an $1 million impairment of a cost method investment and a $1 million impairment of a loan to the same cost method investee, as well as an $1 million increase in foreign currency losses, partially offset by a $2 million allocation of insurance proceeds received relating to claims arising out of the flooding in Thailand.
Provision for income taxes. We recorded an income tax provision of $5 million for the quarter ended January 29, 2012 compared to $1 million for the quarter ended January 30, 2011. The tax expense for the quarter ended January 30, 2011 included a benefit of $3 million from U.S. legislation enacted in the first quarter of fiscal year 2011 retroactively reinstating the research and development tax credit. The remaining difference of $1 million is primarily due to change in the jurisdictional mix of income in the quarter.
Backlog
Our sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, canceled or modified on relatively short notice, and in most cases without substantial penalty. Therefore, we believe that purchase orders or backlog are not a reliable indicator of future sales.
Seasonality
We are affected by seasonal trends in the semiconductor and related industries. We typically experience sequentially lower revenues in the first half of the fiscal year. Our revenue in the second half of the fiscal year is typically higher than our revenue in the first half of the fiscal year due to seasonality in two of our target markets, wireless communications and consumer and computing peripherals. These target markets typically experience seasonality due to the “back to school” and calendar year-end holiday selling seasons, although macroeconomic effects and other factors such as significant product launches by large OEMs can overshadow or mute typical seasonal effects.
Liquidity and Capital Resources
Our primary sources of liquidity as at January 29, 2012 consisted of: (1) approximately $819 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our $200 million revolving credit facility, which is committed until March 31, 2015, all of which is available to be drawn.
Our short-term and long-term liquidity requirements primarily arise from: (i) working capital requirements, (ii) research and development and capital expenditure needs, including acquisitions from time to time and (iii) quarterly dividend payments (if and when declared by our Board) and any share repurchases we may choose to make under our share repurchase program. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
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
In June 2011, our board of directors authorized the repurchase of up to 15 million of the Company’s outstanding ordinary shares, not to exceed $500 million, in the aggregate, in open market transactions prior to the date on which the 2012 annual general meeting of shareholders, or AGM, of the Company is held or is required by law to be held. Our 2012 AGM is scheduled to be held on April 4, 2012, at which time this share repurchase program will terminate. During the quarter ended January 29, 2012, we repurchased 2.6 million shares at an aggregate purchase price of $79 million, pursuant to this authorization.
On March 7, 2012, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.13 per share, payable on March 30, 2012 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on March 19, 2012.
Our cash and cash equivalents decreased by $10 million to $819 million at January 29, 2012 from $829 million at October 30, 2011. The decrease was attributable to $79 million of cash paid to repurchase 2.6 million of our ordinary shares, $47 million cash paid for capital expenditures, and $29 million in dividends paid to our shareholders. The decrease was partially offset by $139 million cash provided by operating activities and $5 million in cash received from the issuance of ordinary shares under our employee share option plans and employee share purchase plans.
We believe that our cash and cash equivalents on hand, and cash flows from operations, combined with availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending, quarterly dividends (if and when declared by our Board) and any share repurchases we may choose to make under our share repurchase program for at least the next 12 months. We anticipate that our capital expenditures for fiscal year 2012 will be significantly higher than for fiscal year 2011, due primarily to spending on capacity expansion in our Fort Collins internal fabrication facility, as well as spending on equipment to support various research and development projects. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. We could also reduce certain expenditures such as repurchases of our ordinary shares and payment of our quarterly dividend. In such circumstances we may seek to obtain debt or equity financing in the future. However, we cannot assure that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including under our revolving credit facility, will depend on our ability to generate cash in the future. In addition, even though we may not need additional funds, we may still elect to sell additional debt or equity securities or increase our current credit facility for other reasons.
In summary, our cash flows were as follows (in millions):

	Quarter Ended
	January 29, 2012	January 30, 2011
Net cash provided by operating activities	$139	$67
Net cash used in investing activities	(47)	(41)
Net cash used in financing activities	(102)	(224)
Net decrease in cash and cash equivalents	$(10)	$(198)

Cash Flows for the Quarter Ended January 29, 2012 and January 30, 2011
  Operating Activities
Net cash provided by operating activities during the quarter ended January 29, 2012 was $139 million. The net cash provided by operating activities was principally due to net income of $125 million, which includes $6 million of insurance proceeds received in respect of claims relating to the flooding in Thailand, and non-cash charges of $50 million, partially offset by changes in operating assets and liabilities of $36 million. The non-cash charges of $50 million included $37 million for depreciation and amortization and $11 million of share-based compensation.
Accounts receivable decreased to $308 million at the end of the first quarter of fiscal year 2012 from $328 million at the end of fiscal year 2011. The number of days sales outstanding increased to 50 days at January 29, 2012 from 48 days at October 30, 2011 due to customers' Lunar New Year holiday schedules. We use the current quarter revenue and accounts receivable at quarter end in our calculation of number of days sales outstanding.
Inventory decreased slightly to $193 million at January 29, 2012 from $194 million at the end of fiscal year 2011. However, the number of days of inventory on hand increased to 63 days at January 29, 2012 compared to 58 days at October 30, 2011 due to the decrease in product sales in the first quarter of fiscal year 2012. We use the current quarter cost of products sold and inventory at quarter end in our calculation of days on hand of inventory.
Current liabilities decreased to $314 million at January 29, 2012 from $350 million at the end of fiscal year 2011 primarily due to a decrease in employee compensation and benefits accruals. Employee compensation and benefits accruals decreased to $51 million at January 29, 2012 from $89 million at fiscal year 2011 mainly due to payments made under our employee bonus plan in respect of fiscal year 2011 performance.
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
  Investing Activities
Net cash used in investing activities for the quarter ended January 29, 2012 was $47 million, due to purchases of property, plant and equipment in connection with the expansion of our manufacturing facilities in Fort Collins, Colorado.
Net cash used in investing activities for the quarter ended January 30, 2011 was $41 million, due to purchases of property, plant and equipment of $32 million and $8 million related to a business acquisition completed in the quarter.
  Financing Activities
Net cash used in financing activities for the quarter ended January 29, 2012 was $102 million. The net cash used in financing activities was principally due to an aggregate of $29 million in payments of cash dividends to shareholders and the payment of an aggregate of $79 million to repurchase and cancel 2.6 million shares of our ordinary shares under our share repurchase program. This was partially offset by $5 million in net proceeds provided by the exercise of options.

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
Indebtedness
As of January 29, 2012, we had $5 million of capital lease obligations. At such date, we also had $200 million of borrowing capacity available under our revolving credit facility. We had no borrowings outstanding under our revolving credit facility as of January 29, 2012.
Contractual Commitments
See Note 11 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
There were no other substantial changes to our contractual commitments during the first quarter of fiscal year 2012 from those disclosed in our 2011 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at January 29, 2012 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2011 Annual Report on Form 10-K other than those noted below.
 Foreign Currency Derivative Instruments
Losses from foreign currency transactions, as well as derivative instruments, were included in our unaudited consolidated statements of operations in the amounts $1 million, for the quarter ended January 29, 2012, compared to less than $1 million, for the quarter ended January 30, 2011.
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. As of January 29, 2012, we do not believe that we have any material direct or indirect exposure to the European financial markets.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of January 29, 2012. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of January 29, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, certain pending disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. TriQuint has withdrawn those claims with respect to three of those four patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys' fees and injunctive relief. We filed our answer and initial counterclaim on September 17, 2009, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents, and filed additional counterclaims on March 25, 2010 for the misappropriation of Avago trade secrets. On October 16, 2009, TriQuint filed its answer to our initial counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. The court dismissed TriQuint’s antitrust counterclaims on procedural grounds on March 16, 2010, but on August 3, 2010 granted TriQuint's motion to file an amended pleading for its anti-trust claims. We intend to defend this lawsuit vigorously, and future actions may include the assertion by us of additional claims or counterclaims against TriQuint related to our intellectual property portfolio. Summary judgment motions were heard on January 30, 2012 ruled on in February 2012. The Court has set a trial date of July 10, 2012.
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
Item 1A. Risk Factors
A description of some of the primary risk factors associated with our business is set forth below. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 30, 2011. These risk factors, which could materially affect our business, financial conditions or results of operations, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations.
Risks Related to Our Business
Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.
Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the semiconductor industry generally, as well as in our target markets. The global recession in 2008 and 2009 led to reduced customer spending in the semiconductor market and in our target markets, caused U.S. and foreign businesses to slow spending on our products and caused consumers to reduce spending on many products our customers make, such as personal computers, mobile phone and flat screen televisions. In recent months, market and business conditions in general have been adversely affected by investor and customer concerns and about the global economic outlook, including concerns about the economic recovery in the United States and the ongoing sovereign debt crisis in Europe. A slowdown in the economic recovery or worsening global economic conditions as a result of these or other factors will likely cause our customers and consumers to reduce or delay spending, and could lead to the insolvency of key suppliers (resulting in product delays) and customers, all of which could negatively affect our business, financial condition and result of operations.
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
Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers' products;

•	changes in our product mix or customer mix and their effect on our gross margin;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs and revenues;

•	new product announcements and introductions by us or our competitors;

•	incurrence of research and development and related new product expenditures, and the timing of any research and development grant monies;

•	seasonality or cyclical fluctuations in our markets;

•	currency fluctuations;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	intellectual property disputes and associated litigation expenses;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.
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
We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication capacity, including sole- or single-sourcing for many components or products. For certain of our product families, substantially all of our revenue from those products is derived from semiconductors fabricated by external foundries such as Taiwan Semiconductor Manufacturing Company Ltd. and WIN Semiconductor Corp. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amertron Incorporated, the Hana Microelectronics Public Company Ltd. group of companies and Hisense Multimedia Broadband Technologies (HK) Co., Ltd. The ability and willingness of our contract manufacturers to perform is largely outside of our control. If one or more of our contract manufacturers or other outsourced providers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. If one of our suppliers, particularly a sole- or single-source supplier, ceases to, or is unable to, manufacture such a component or supply is otherwise constrained, we may be forced to re-engineer a product or we may fail to meet customer demand. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. For example, in the event that manufacturing capacity is reduced or eliminated at one or more facilities, including as a response to cycles in the semiconductor industry or as a result of unanticipated events such as natural disasters, manufacturing could be disrupted, we could have difficulties fulfilling our customer orders, which could result in the payment of significant damages by us to our customers, and our net revenue could decline. In addition, if these third parties on whom we are highly reliant fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders and our net revenue could decline. In such events, our business, financial condition and results of operations would be adversely affected.
In October 2011, Hana shut down its Ayutthaya facility in Thailand due to the severe flooding there. Hana manufactured several components for us at that facility, and was our only supplier for certain products for our industrial and wireless target markets. As a result of the flooding in Thailand we transferred the manufacturing of certain of our affected products to alternative locations with Hana and other contract manufacturers, resulting in additional expenses and capital expenditures not all of which was recovered under our insurance policies. We continue to review our supply chain on an ongoing basis and may seek to qualify second source manufacturers and suppliers for some components and products. Qualifying such second sources may be a lengthy and potentially costly process.
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
Although we operate using a primarily outsourced manufacturing business model, we do rely on the manufacturing facilities we own, in particular our fabrication facilities in Fort Collins, Colorado and Singapore. We maintain our internal fabrication facilities for products utilizing our innovative materials and processes, to protect our intellectual property and to develop the technology for manufacturing. A prolonged disruption or material malfunction of, interruption in, or the loss of operations at, one or more of our production facilities, especially our Fort Collins and Singapore facilities, or the failure to maintain our labor force at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. The lease on our primary internal fabrication facility in Singapore expires in 2015. If we are unable to renew this lease on satisfactory terms, we would be required to locate suitable replacement premises, with the goal of ensuring a smooth transition between facilities on or prior to the expiration of our current lease. However, the replacement of this, or any other, manufacturing facility could take an extended amount of time and significant expenditures on our part before manufacturing operations could restart. While we would seek to minimize any disruption to our operations and supply chain associated with any such changes in manufacturing facilities, we may experience delays and significant costs resulting from these steps, which could have a material adverse effect on our business, financial condition and results of operations.
We are also dependent on various information technology systems, including, but not limited to, networks, applications, and outsourced services. We continually enhance and implement new systems and processes throughout our global operations. Failure of these systems to operate effectively, could disrupt our operations and materially and adversely affect our business, financial condition, and results of operations by harming our ability to accurately forecast sales demand, manage our supply chain and production facilities, fulfill customer orders, and report financial and management information on a timely and accurate basis.
Failure to adjust our supply chain volume due to changing market or other conditions or failure to accurately estimate our customers' demand could adversely affect our results of operations.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. Our results of operations could be harmed if we are unable to adjust our supply chain volume to address market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate, or by other unanticipated events such as natural disasters. The sale of our products is dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile and is subject to seasonality related to the holiday selling season, making demand difficult to anticipate.
Severe supply chain disruptions, such as those caused by large scale natural disasters, can adversely affect our, and our customers', ability to source materials and components needed to manufacture products. In such event, even if we are able to promptly resume production of our affected products, if our customers cannot timely resume their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations.
On occasion, customers may require rapid increases in production, which can challenge our resources and reduce margins. During a market upturn, for example, we may not be able to purchase sufficient supplies or components or secure sufficient contract manufacturing capacity, to meet increasing product demand. This could harm our reputation, prevent us from taking advantage of opportunities and reduce revenue growth. In addition, some parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work.
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
Visibility into our markets is limited and any decline in our customers' markets would likely result in a reduction in demand for our products. In such an environment, pricing pressures could intensify and, if we were unable to respond quickly, could significantly reduce our gross margins. To the extent we cannot offset recessionary periods or periods of reduced growth that may occur in these markets through increased market share or otherwise, our net revenue may decline and our business, financial condition and results of operations may suffer. For example, we experienced a larger than expected decline in demand from our industrial target market towards the end of fiscal year 2011, which adversely affected our net revenues and gross margin. Pricing pressures and competition are especially intense in semiconductor-related industries, which could prevent achievement of our long-term financial goals and could require us to implement additional cost-cutting measures. Furthermore, industry growth rates may not be as forecasted, which could result in us spending on process and product development well ahead of market requirements, which in turn could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, our competitors or others may develop products or technologies that are similar or superior to our products or technologies, duplicate our products or technologies or design around our protected technologies. Effective patent, trademark, copyright and trade secret protection may be unavailable or more limited in one or more relevant jurisdictions, relative to those protections available in the United States, may not be applied for or may be abandoned in one or more relevant jurisdictions. We may elect to abandon or divest patents or otherwise not pursue prosecution of certain pending patent applications due to strategic concerns or other factors. From time to time we pursue litigation to assert our intellectual property rights, including, in some cases, against third parties with whom we have ongoing relationships, such as customers and suppliers, and third parties may pursue litigation against us. An adverse decision in such types of legal action could limit our ability to assert our intellectual property rights and limit the value of our technology, including the loss of opportunities to sell or license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others. In addition, such legal actions or adverse decisions could otherwise negatively impact our business, financial condition and results of operations.
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
We are currently, and from time to time may be, subject to warranty or product liability claims that have lead, and may in the future lead, to significant expenses as we compensate affected customers for costs incurred related to product quality issues. Although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, our reserves may be inadequate to cover the uninsured portion of such claims. Conversely, in some cases, amounts we reserve may ultimately exceed our actual liability for particular claims and may need to be reversed. For example, in the second quarter of 2009 we identified a product quality issue with a particular component that we took steps to correct, including notifying our customers and offering to replace such components. We are continuing our discussions with affected customers regarding this issue, and have compensated or otherwise rectified the issue with many of those customers. Through January 29, 2012, we had recorded an aggregate of $11 million in charges (including a reversal of warranty accrual of $6 million in the year ended October 30, 2011) associated with this issue, and may incur additional charges as we continue to work with our customers to resolve the matter.
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
Some of our customers are material to our business and results of operations. During the quarter ended January 29, 2012, Foxconn Technology Group companies accounted for 17% of our net revenue and our top 10 customers, which included three distributors, collectively accounted for 62% of our net revenue. During fiscal year 2011, no direct customer accounted for 10% or more of our net revenue, but our top 10 customers, which included three distributors, collectively accounted for 54% of our net revenue. However, we believe that aggregate sales of our products to certain of our customers exceeds the amount of our direct sales to them. For example, we believe our aggregate sales to two OEMs, when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, each accounted for more than 10% of our net revenues, respectively, for the quarter ended January 29, 2012. Our top customers' purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margins on certain products. In addition, we expect this will result in our results of operations becoming increasingly sensitive to deterioration in the financial condition of, or other adverse developments related to, one or more of our significant customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. As a result, although our customers provide indications of their product needs and purchases on an annual basis, they generally purchase our products on a weekly or daily basis and the relationship, as well as particular orders, can be terminated at any time. The loss of any of our major customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.
We are subject to risks associated with our distributors' product inventories and product sell-through.
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We recognize revenues for sales to distributors upon delivery to the distributors. We limit distributor return rights and we allow limited price adjustments on sales to distributors. We provide reserves for distributor rights related to these limited stock returns and price adjustments. The timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 29% and 37% of our net revenue for the quarter ended January 29, 2012 and fiscal year 2011, respectively.
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
We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers, some of which are our single source suppliers for these materials. We purchase a significant portion of our semiconductor materials and finished goods from a few suppliers and contract manufacturers. For the quarter ended January 29, 2012, we purchased 54% of the materials for our manufacturing processes from six suppliers. For fiscal year 2011, we purchased 55% of the materials for our manufacturing processes from seven suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers' requirements or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
Our gross margin may also be affected by the timing and amount of non-refundable payments from customers for research and development projects during product development, which is high margin, but which fluctuates from quarter to quarter.
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
We sell our products throughout the world. In addition, as at January 29, 2012, approximately 66% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
A significant legal risk associated with conducting business internationally is compliance with various and differing anti-corruption and anti-bribery laws and regulations of the countries in which we do business, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in China. In addition, the anti-corruption laws in various countries are constantly evolving and may, in some cases, conflict with each other. Our Code of Ethics and Business Conduct prohibit us and our employees from offering or giving anything of value to a government official for the purpose of obtaining or retaining business and from engaging in unethical business practices. However, there can be no assurance that all of our employees or agents will refrain from acting in violation of this and our related anti-corruption policies and procedures. Any such violation could have a material adverse effect on our business.
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
Our factories, facilities and distribution system, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood, earthquake or other natural or man-made disasters. The majority of our facilities and those of our contract manufacturers are located in the Pacific Rim region, a region with above average seismic and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, primarily Malaysia, Singapore, South Korea, Fort Collins, Colorado and San Jose, California, with the expertise of the personnel at each such location tending to be focused on one or two specific areas. Any catastrophic natural disaster in those regions or catastrophic loss or significant damage to any of our facilities or those of our contract manufacturers in those regions would likely disrupt our operations, delay production, shipments and revenue. Such events could also result in significant expenses to repair or replace our affected facilities, and in some instances could significantly curtail our research and development efforts in a particular product area or target market. Any catastrophic loss at our Fort Collins, Colorado, San Jose, California, or Singapore facilities would materially and adversely affect our business.
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
We have accepted research and development grants, the receipt and amount of which are subject to our satisfaction of certain terms and conditions. During the quarter ended January 29, 2012, we recorded $2 million in credits to research and development expense. During fiscal year 2011, we recorded an aggregate of $1 million in credits to research and development expense and $1 million as a deferred credit for capital expenditure pursuant to these grants. If we cannot or elect not to satisfy the terms and conditions of any of these grants, expenses incurred in respect of the relevant research and development projects will not be approved for reimbursement, we may be required to return amounts previously paid to us under the grants and further grants may not be available to us in the future.
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
These transactions or any other acquisitions or dispositions involve risks and uncertainties. For example, the integration of acquired businesses may not be successful and could result in disruption to other parts of our business. In addition, the integration may require that we incur significant restructuring charges, including as a result of streamlining, or divesting non-core portions of, acquired businesses. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of these integrations may be further complicated by such factors as the size of the business or entity acquired, geographic distances, lack of experience operating in the geographic market or industry sector of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management's attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business' technology, difficulties in entering markets in which we have no or limited direct prior experience, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our potential inability to achieve the growth prospects and synergies expected from any such acquisition. Even when an acquired business has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all material issues that might arise with respect to such acquired business.
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
Any future acquisitions may require additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings, and in the case of equity financing, would be dilutive to our existing shareholders. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.
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

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, requires the SEC to establish new disclosure and reporting requirements for those companies who use certain minerals and metals mined in the Democratic Republic of Congo and adjoining countries in their products, known as conflict minerals, whether or not these products are manufactured by third parties. When these new requirements are implemented, they could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may be unable to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.
We have taken significant restructuring charges in the past and may need to take material restructuring charges in the future.
We have pursued a number of restructuring initiatives in the past, designed to reduce costs and increase revenue across our operations, in large part due to the global economic downturn and related decline in demand for our customers' products. These initiatives included significant workforce reductions in certain areas as we realigned our business, establishing certain operations closer in location to our global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and steps to reduce our overhead costs.
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
Under Singapore law, we may only allot and issue new ordinary shares with the prior approval of our shareholders in a general meeting. At our 2011 AGM, our shareholders provided our directors with the general authority to allot and issue any number of new ordinary shares until the earlier of (i) the conclusion of our 2012 AGM, currently scheduled to be held on April 4, 2012, (ii) the expiration of the period within which the next annual general meeting is required to be held (i.e., within 15 months from the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders acting at a duly noticed and convened meeting. At our 2012 AGM we plan to ask our shareholders to provide us with similar general authority to allot and issue new ordinary shares until our 2013 AGM, or the date by which it is required by law to be held, unless earlier revoked by our shareholders. Subject to the general authority to allot and issue new ordinary shares provided by our shareholders, the provisions of the Singapore Companies Act and our memorandum and articles of association, our board of directors may allot and issue new ordinary shares on terms and conditions as they may think fit to impose. Any additional issuances of new ordinary shares by our directors may adversely impact the market price of our ordinary shares.
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
As of March 2, 2012, approximately 21.5 million outstanding ordinary shares are subject to the contractual transfer restrictions in our Second Amended and Restated Shareholder Agreement. The Company and the shareholders party to that agreement have in the past and may in future decide to waive these transfer restrictions.
As of March 2, 2012, holders of approximately 21.5 million ordinary shares are entitled to rights with respect to registration of such shares under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a Registration Rights Agreement with us. These holders have exercised their registration rights several times since our since our initial public offering, or IPO, in August 2009 and if such holders, by exercising their registration rights or otherwise, continue to sell a large number of shares, they could adversely affect the market price for our ordinary shares. If we register the sale of additional shares to raise capital and are required to include shares held by these holders in such registration pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
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
Our board of directors adopted a dividend policy pursuant to which the Company will pay quarterly dividends on our ordinary shares and has also approved a program to repurchase up to 15 million of the company's ordinary shares, not to exceed $500 million in the aggregate, which authorization will expire at our 2012 AGM, scheduled to occur on April 4, 2012. Under Singapore law, we may only repurchase our ordinary shares with the prior approval of our shareholders in a general meeting. At our 2011 AGM, our shareholders provided our directors with the general authority to repurchase up to 10% of our ordinary shares until the earlier of (i) the date of our 2012 AGM, currently scheduled to be held on April 4, 2012, (ii) the expiration of the period within which the next annual general meeting is required to be held (i.e., within 15 months from the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders acting at a duly noticed and convened meeting. At our 2012 AGM we plan to ask our shareholders to provide us with similar general authority to repurchase up to 10% ordinary shares until our 2013 AGM or the date by which it is required by law to be held, unless earlier revoked by our shareholders, or the 2012 share repurchase mandate.
The declaration and payment of any future dividend is subject to the approval of our board of directors and our dividend policy could change at any time. Similarly, our share repurchase program may be suspended or terminated at any time prior to its expiration at the 2012 AGM. Even if shareholders approve the 2012 share repurchase mandate at the 2012 AGM, our board of directors may not approve a new share repurchase program or, if approved, it will also be subject to suspension or termination at any time prior to its expiration There can be no assurance that we will declare cash dividends or repurchase shares in the future in any particular amounts, or at all. Furthermore, we may declare dividends as interim dividends, which are wholly provisional under Singapore law and may be revoked by our board of directors at any time prior to the payment thereof. The payment of cash dividends is restricted by applicable law and our corporate structure. Pursuant to Singapore law and our articles of association, no dividends may be paid except out of our profits. Also, because we are a holding company, our ability to pay cash dividends on our ordinary shares and to repurchase our shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of our credit agreement.
Future dividends and share repurchases, if any, their timing and amount, as well as the relative allocation of cash between dividends and share repurchases, may be affected by, among other factors: our views on potential future capital requirements for strategic transactions, including acquisitions; earnings levels; contractual restrictions; cash position and overall financial condition; and changes to our business model. In addition, the amount we spend and the number of shares we are able to repurchase under our share repurchase program may further be affected by a number of other factors, including the share price and blackout periods in which we are restricted from repurchasing shares. A reduction in, or elimination of, our dividend payments and/or share repurchases could have a negative effect on our share price.
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
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, such as the Dodd-Frank Act, are creating uncertainty for public companies, further increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the quarter ended January 29, 2012.
Issuer Repurchase of Equity Securities
The following table presents details of our repurchases during the fiscal quarter ended January 29, 2012:

	Total Number of	Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or
Period	Shares Purchased	Paid per Share	Programs (1)	Programs (2)
				(in millions)
October 31, 2011 - November 27, 2011	806,775	$32.35	806,775	$381
November 28, 2011 - December 25, 2011	1,141,474	$29.10	1,141,474	$348
December 26, 2011 - January 29, 2012	662,598	$29.57	662,598	$328
Total	2,610,847	$30.23	2,610,847
___________________________________

(1)
During the period from October 31, 2011 to January 29, 2012 all share repurchases were made in open market transactions, pursuant to the publicly announced share repurchase program discussed above. All repurchases were made in accordance with Rule 10b-18 under the Exchange Act.

(2)
On June 8, 2011, our board of directors authorized the repurchase of up to 15 million of the Company’s outstanding ordinary shares, not to exceed $500 million in the aggregate, in open market transactions prior to the date on which the 2012 AGM is held or is required by law to be held. Our 2012 AGM is currently scheduled to be held on April 4, 2012.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Dividend
On March 7, 2012, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.13 per share, payable on March 30, 2012 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on March 19, 2012.
Item 6. Exhibits

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
3.1	Memorandum and Articles of Association	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	August 14, 2009

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
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

4.2
Amendment to the Second Amended and Restated Shareholder Agreement and Waiver Under the Registration Rights Agreement, dated December 20, 2011, among Avago Technologies Limited, Silver Lake Partners II Cayman, L.P., Silver Lake Technology Investors II Cayman, L.P., Integral Capital Partners VII, L.P., KKR Millennium Fund (Overseas), Limited Partnership, KKR European Fund, Limited Partnership, KKR European Fund II, Limited Partnership, KKR Partners (International), Limited Partnership, Capstone Equity Investors LLC, Avago Investment Partners, Limited Partnership, Seletar Investments Pte Ltd, Geyser Investment Pte. Ltd. and certain other Persons

X

4.3
Second Amendment to the Second Amended and Restated Shareholder Agreement, dated January 20, 2012, among Avago Technologies Limited, Silver Lake Partners II Cayman, L.P., Silver Lake Technology Investors II Cayman, L.P., KKR Millennium Fund (Overseas), Limited Partnership, KKR European Fund, Limited Partnership, KKR European Fund II, Limited Partnership, KKR Partners (International), Limited Partnership, Capstone Equity Investors LLC, Avago Investment Partners, Limited Partnership, and certain other Persons
X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS†	XBRL Instance Document			X

101.SCH†	XBRL Schema Document			X

101.CAL†	XBRL Calculation Linkbase Document			X

101.DEF†	XBRL Definition Linkbase Document			X

101.LAB†	XBRL Labels Linkbase Document			X

101.PRE†	XBRL Presentation Linkbase Document			X
________________________________

†
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at January 29, 2012 and October 30, 2011, (ii) Unaudited Condensed Consolidated Statements of Income for the quarters ended January 29, 2012 and January 30, 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the quarters ended January 29, 2012 and January 30, 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

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
Date: March 8, 2012