Form 10-Q
period 2012-04-29
Avago Technologies LTD
filed 2012-06-08
CIK 1441634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 25, 2012 there were 244,802,147 shares of our ordinary shares, no par value per share, outstanding.

AVAGO TECHNOLOGIES LIMITED
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 29, 2012

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Condensed Consolidated Financial Statements — Unaudited	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3. Defaults Upon Senior Securities	47
Item 4. Mine Safety Disclosures	47
Item 5. Other Information	47
Item 6. Exhibits	47
SIGNATURES	50
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	April 29, 2012	October 30, 2011 (1)
ASSETS
Current assets:
Cash and cash equivalents	$954	$829
Trade accounts receivable, net	274	328
Inventory	218	194
Other current assets	62	42
Total current assets	1,508	1,393
Property, plant and equipment, net	402	316
Goodwill	177	177
Intangible assets, net	461	499
Other long-term assets	63	61
Total assets	$2,611	$2,446
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$257	$221
Employee compensation and benefits	57	89
Capital lease obligations — current	1	2
Other current liabilities	41	38
Total current liabilities	356	350
Long-term liabilities:
Capital lease obligations — non-current	3	4
Other long-term liabilities	85	86
Total liabilities	444	440
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, no par value; 244,726,290 shares and 245,962,320 shares issued and outstanding on April 29, 2012 and October 30, 2011, respectively	1,442	1,479
Retained earnings	723	525
Accumulated other comprehensive income	2	2
Total shareholders’ equity	2,167	2,006
Total liabilities and shareholders’ equity	$2,611	$2,446

__________________________________

(1)	Amounts as of October 30, 2011 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share data)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Net revenue	$577	$560	$1,140	$1,110
Cost of products sold:
Cost of products sold	284	271	563	536
Amortization of intangible assets	14	14	28	28
Restructuring charges	1	—	1	—
Total cost of products sold	299	285	592	564
Gross margin	278	275	548	546
Research and development	84	76	166	149
Selling, general and administrative	51	55	101	105
Amortization of intangible assets	5	5	10	11
Restructuring charges	1	1	2	1
Total operating expenses	141	137	279	266
Income from operations	137	138	269	280
Interest expense	—	(1)	(1)	(4)
Loss on extinguishment of debt	—	(1)	—	(20)
Other income, net	3	1	2	1
Income before income taxes	140	137	270	257
Provision for income taxes	6	2	11	3
Net income	$134	$135	$259	$254
Net income per share:
Basic:
Net income per share	$0.55	$0.55	$1.05	$1.04
Diluted:
Net income per share	$0.54	$0.54	$1.03	$1.01
Weighted average shares :
Basic	244	245	246	245
Diluted	250	252	251	252
Dividends declared and paid per share	$0.13	$0.08	$0.25	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Two Fiscal Quarters Ended
	April 29, 2012	May 1, 2011
Cash flows from operating activities:
Net income	$259	$254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75	79
Loss on extinguishment of debt	—	6
Loss on disposal of property, plant and equipment	1	1
Impairment of investment and loan receivable from investee	2	—
Share-based compensation	24	16
Tax benefits from share-based compensation	2	8
Excess tax benefits from share-based compensation	(1)	(2)
Changes in assets and liabilities, net of acquisition:
Trade accounts receivable, net	54	(3)
Inventory	(24)	(5)
Accounts payable	13	15
Employee compensation and benefits	(32)	(20)
Other current assets and current liabilities	(18)	(30)
Other long-term assets and long-term liabilities	(5)	1
Net cash provided by operating activities	350	320
Cash flows from investing activities:
Purchase of property, plant and equipment	(103)	(51)
Acquisition and investment, net of cash acquired	—	(9)
Net cash used in investing activities	(103)	(60)
Cash flows from financing activities:
Proceeds from government grants	2	—
Debt repayments	—	(230)
Debt financing costs	—	(2)
Payments on capital lease obligations	(1)	(2)
Issuance of ordinary shares	22	44
Repurchase of ordinary shares	(85)	—
Excess tax benefits from share-based compensation	1	2
Dividend payments to shareholders	(61)	(37)
Net cash used in financing activities	(122)	(225)
Net increase in cash and cash equivalents	125	35
Cash and cash equivalents at the beginning of period	829	561
Cash and cash equivalents at end of period	$954	$596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview, Basis of Presentation and Significant Accounting Policies
Overview
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
Basis of Presentation
Fiscal Periods. We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our first quarter of fiscal year 2012 ended on January 29, 2012, the second quarter ended on April 29, 2012, the third quarter will end on July 29, 2012 and the fourth quarter will end on October 28, 2012.
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
The operating results for the fiscal quarter ended April 29, 2012 are not necessarily indicative of the results that may be expected for the year ending October 28, 2012, or fiscal year 2012, or for any other future period. The balance sheet data as of October 30, 2011 presented is derived from the audited financial statements as of that date.
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
Concentrations of credit risk and significant customers. Our cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents may be redeemable upon demand and are maintained with several financial institutions that management believes are of high credit quality and therefore bear minimal credit risk. The Company seeks to mitigate its credit risks by spreading such risks across multiple counterparties and monitoring the risk profile of these counterparties. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. We perform regular credit evaluations of our customers’ financial conditions, and requiring collateral, such as letters of credit and bank guarantees, in certain circumstances.
We sell our products through our direct sales force, manufacturers' representatives and distributors. Two customers accounted for 17% and 11%, respectively, of our net accounts receivable balance at April 29, 2012 and these same two customers accounted for 15% and 10%, respectively, of our net accounts receivable balance at October 30, 2011. For the fiscal quarter and two fiscal quarters ended April 29, 2012, one customer represented 16% and 17% of net revenue, respectively. For the fiscal quarter and two fiscal quarters ended May 1, 2011, no single customer represented 10% or more of net revenue.
Warranty.  We accrue for the estimated costs of product warranties at the time revenue is recognized. Product warranty costs are estimated based upon our historical experience and specific identification of product requirements, which may fluctuate based on product mix. Additionally, we accrue for warranty costs associated with occasional or unanticipated product quality issues if a loss is probable and can be reasonably estimated.
The following table summarizes the changes in accrued warranty (in millions):

Balance as of October 30, 2011 — included in other current liabilities	$6
Adjustment to estimate — released to cost of products sold	(3)
Balance as of April 29, 2012 — included in other current liabilities	$3
See Note 11. “Commitments and Contingencies” for further details.
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
Diluted net income per share for the fiscal quarter and two fiscal quarters ended April 29, 2012 and the fiscal quarter and two fiscal quarters ended May 1, 2011 excluded the potentially dilutive effect of weighted-average outstanding equity awards, including options, RSUs, and ESPP rights, to purchase 1 million, 1 million, 1 million, and less than 1 million ordinary shares, respectively, as their effect was antidilutive.
The following is a reconciliation of the denominators of the basic and diluted net income per share computations for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Net income (Numerator):
Net income	$134	$135	$259	$254
Shares (Denominator):
Basic weighted average ordinary shares outstanding	244	245	246	245
Add: Incremental shares for:
Dilutive effect of share options, RSUs and ESPP rights	6	7	5	7
Shares used in diluted computation	250	252	251	252
Net income per share:
Basic:
Net income per share	$0.55	$0.55	$1.05	$1.04
Diluted:
Net income per share	$0.54	$0.54	$1.03	$1.01
Supplemental cash flow disclosures. At April 29, 2012 and October 30, 2011, we had $41 million and $21 million, respectively, of unpaid purchases of property, plant, and equipment included in accounts payable and other current liabilities. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statement of cash flows in the period they are paid.
Reclassifications. Certain reclassifications have been made to the prior period unaudited condensed consolidated statements of cash flows. The unaudited condensed consolidated statement of cash flows for the two fiscal quarters ended May 1, 2011 reflects a reclassification of $2 million of expenses related to our credit agreement entered into in March 2011 from cash flows provided by operating activities to cash flows used in financing activities. As a result, net cash provided by operating activities and net cash used in financing activities for this period each increased by a corresponding amount. These reclassifications have no impact on previously reported net cash activities.
Recently Adopted Accounting Guidance
In the first quarter of fiscal year 2012, we adopted the updated guidance issued by Financial Accounting Standards Board, or FASB, related to fair value measurements and disclosures, which requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements (see Note 6. “Fair Value” for further discussion of fair value measurements). Because this new standard is related primarily to the disclosures required in our financial statements, its adoption has not had a significant impact on our results of operations and financial position.
In the second quarter of fiscal year 2012, we adopted the updated guidance issued by the FASB and the International Accounting Standards Board on fair value measurement and related disclosure requirements, which changes some fair value measurement principles and disclosure requirements. The adoption of this guidance did not have any significant impact on our results of operations and financial position and disclosures in our financial statements.
Recent Accounting Guidance Not Yet Adopted
In September 2011, the FASB issued updated guidance on multi-employer pension plans. This guidance is intended to provide more information about an employer's financial obligations to a multi-employer pension plan and, therefore, help financial statement users better understand the financial health of all of the significant plans in which the employer participates. The updated guidance does not change the current recognition and measurement guidance for an employer's participation in a multi-employer plan. This guidance will be effective for our fiscal year 2012, with early adoption permitted. Other than requiring additional disclosures in our financial statements, we believe the adoption of this guidance will not have a significant impact on our results of operations and financial position.
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
In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance is intended to enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. In accordance with the new guidance, an entity has the option to present total comprehensive income either in a single continuous statement or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been deferred by an update issued by the FASB in December 2011. This new guidance should be applied retrospectively and will be effective for the first quarter of our fiscal year 2013, with early adoption permitted. Other than its impact on the presentation of other comprehensive income, we believe the adoption of this guidance will not have a significant impact on our results of operations and financial position.
2. Inventory
Inventory consists of the following (in millions):

	April 29, 2012	October 30, 2011
Finished goods	$53	$48
Work-in-process	106	106
Raw materials	59	40
Total inventory	$218	$194
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

4. Goodwill and Intangible Assets
Goodwill
There were no changes to goodwill during the two fiscal quarters ended April 29, 2012.
Intangible Assets
Amortizable purchased intangibles consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of April 29, 2012:
Purchased technology	$728	$(374)	$354
Customer and distributor relationships	257	(152)	105
Other	4	(2)	2
Total	$989	$(528)	$461
As of October 30, 2011:
Purchased technology	$728	$(346)	$382
Customer and distributor relationships	257	(142)	115
Other	4	(2)	2
Total	$989	$(490)	$499
The following table presents the amortization of purchased intangible assets (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Cost of products sold	$14	$14	$28	$28
Operating expenses	5	5	10	11
Total	$19	$19	$38	$39
During the first quarter of fiscal year 2011, we recorded $4 million in intangible assets with a weighted-average amortization period of 14 years in conjunction with an acquisition. See Note 3. “Acquisition.”
Based on the amount of intangible assets subject to amortization at April 29, 2012, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2012 (remainder)	$39
2013	77
2014	77
2015	76
2016	59
2017	49
Thereafter	84
$461
The weighted-average amortization periods remaining by intangible asset category as at April 29, 2012 were as follows (in years):

Amortizable intangible assets:
Purchased technology	8
Customer and distributor relationships	7
Other	22

5. Borrowings
Debt Repayments
During the two fiscal quarters ended May 1, 2011, we redeemed the remaining $230 million aggregate principal amount outstanding of our 11 7/8% Senior Subordinated Notes due December 1, 2015, or senior subordinated notes. We redeemed the senior subordinated notes at a 5.938% premium of the principal amount plus accrued interest, resulting in a loss on extinguishment of debt of $19 million, which consisted of a $14 million premium and a $5 million write-off of debt issuance costs and other related expenses.
Revolving Credit Facility
As of April 29, 2012 and October 30, 2011, we had no borrowings outstanding under our revolving credit facility and were in compliance with the financial covenants under our credit agreement.
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
Level 2—Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. We did not have any Level 2 asset or liability activities during the two fiscal quarters ended April 29, 2012.
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
We record at cost non-marketable investments where we do not have the ability to exercise significant influence or control and periodically review them for impairment. During fiscal year 2011, we made an investment of $1 million in the common stock of a privately-held non-U.S. company. This equity investment is accounted for under the cost method and is included on the unaudited condensed consolidated balance sheet in other long-term assets. In fiscal year 2011, we also entered into a secured loan and warrant purchase agreement with this company, pursuant to which we provided them with a secured loan of $1 million, at an annual interest rate of 8%, for a term of one year. Based on the quantitative assessment of the financial condition and business prospects of the investee, this equity investment and loan were both determined to be impaired during the fiscal quarter ended January 29, 2012.
We did not have any Level 3 asset or liability activities other than those noted above during the two fiscal quarters ended April 29, 2012.

Assets Measured at Fair Value on a Recurring Basis
The table below sets forth by level our financial assets that were accounted for at fair value as of April 29, 2012. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions).

	Portion of Carrying Value Measured at Fair Value as of April 29, 2012	Fair Value Measurement as of April 29, 2012 Using Quoted Prices In Active Market For Identical Assets (Level 1)
Assets:
Time deposits (1)	$612	$612
Investment Funds — Deferred Compensation Plan Assets (2)	7	7
Bank acceptances (2)	1	1
Available-for-sale securities (3)	4	4
Total assets measured at fair value	$624	$624
Liabilities:
Deferred Compensation Plan Liabilities (4)	$7	$7
_________________________________

(1)	Included in cash and cash equivalents in our unaudited condensed consolidated balance sheet

(2)	Included in other current assets in our unaudited condensed consolidated balance sheet

(3)	Included in other long-term assets in our unaudited condensed consolidated balance sheet

(4)	Included in other current liabilities in our unaudited condensed consolidated balance sheet
During the fiscal quarter ended April 29, 2012, there were no material transfers between Level 1, Level 2 or Level 3 fair value instruments.
Assets Measured at Fair Value on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value as of April 29, 2012.
Fair Value of Other Financial Instruments
The fair values of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.
7. Shareholders’ Equity
Share Repurchase Program
On June 8, 2011, the Company's board of directors, or the Board, authorized the Company to repurchase up to 15 million of our outstanding ordinary shares, not to exceed $500 million in aggregate, or the 2011 share repurchase program. Under the 2011 share repurchase program, the Company repurchased and cancelled 0.2 million and 2.8 million shares for an aggregate purchase price of $6 million and $85 million in cash, during the fiscal quarter and two fiscal quarters ended April 29, 2012, respectively. The weighted-average purchase prices per share for shares repurchased were $34.41 and $30.50 for the fiscal quarter and two fiscal quarters ended April 29, 2012, respectively. All repurchased shares were immediately retired. The 2011 share repurchase program expired at the Company's 2012 annual general meeting on April 4, 2012.
On April 4, 2012, our Board of Directors has authorized the Company to repurchase up to 15 million of its ordinary shares, or the 2012 share repurchase program, pursuant to the shareholder approval of the Company's 2012 share purchase mandate received at the Company's 2012 Annual General Meeting on April 4, 2012, or the 2012 share purchase mandate. Pursuant to the 2012 share purchase mandate, the Company is authorized, upon Board approval, to repurchase up to approximately 24.6 million of its ordinary shares in open market transactions or pursuant to equal access schemes, prior to the date on which the 2013 Annual General Meeting of the Company is held or required by law to be held. However, the Company may not repurchase more than 15 million ordinary shares without further action by the Board. The 2012 share repurchase program, will expire at the Company's 2013 Annual General Meeting, unless earlier terminated. Share repurchases will be made in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The 2012 share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. All repurchased shares are immediately retired. As of April 29, 2012, no shares had been purchased under the 2012 share repurchase program.
Dividends
We paid a quarterly cash dividend of $0.13 and $0.08 per share, or $32 million and $20 million in total during the fiscal quarters ended April 29, 2012 and May 1, 2011, respectively. We have paid aggregate dividends of $61 million and $37 million during the two fiscal quarters ended April 29, 2012 and May 1, 2011, respectively.
Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards granted to employees, directors, and non-employees for the fiscal quarters and two fiscal quarters ended April 29, 2012 and May 1, 2011 (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Cost of products sold	$2	$1	$3	$2
Research and development	5	3	9	6
Selling, general and administrative	6	5	12	8
Total share-based compensation expense	$13	$9	$24	$16
The weighted-average assumptions utilized for our Black-Scholes valuation model for options and ESPP rights granted during the fiscal quarters and two fiscal quarters ended April 29, 2012 and May 1, 2011 are as follows:

	Options
	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Risk-free interest rate	0.8%	2.2%	0.8%	2.2%
Dividend yield	1.4%	0.9%	1.4%	0.9%
Volatility	53.0%	44.0%	54.0%	44.0%
Expected term (in years)	5.0	5.0	5.0	5.0

	ESPP
	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Risk-free interest rate	0.2%	0.2%	0.1%	0.2%
Dividend yield	1.4%	0.4%	1.3%	0.2%
Volatility	52.0%	40.0%	52.0%	41.0%
Expected term (in years)	0.5	0.5	0.5	0.5
The dividend yield for the fiscal quarters ended April 29, 2012 and May 1, 2011 are based on the dividend yield as of the respective option grant dates. Expected volatility is based on the combination of historical volatility of guideline publicly-traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly-traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. Our computation of expected term was based on data, such as the data of peer companies and company-specific attributes that we believe could affect employees’ exercise behavior.
Based on the above assumptions, the weighted-average fair values of the options granted under the Company's equity incentive award plans for the fiscal quarters ended April 29, 2012 and May 1, 2011 were $14.46 and $12.30, respectively, and $14.55 and $12.21 for the two fiscal quarters ended April 29, 2012 and May 1, 2011, respectively. The weighted-average fair values of the rights to purchase shares in the ESPP for the fiscal quarters ended April 29, 2012 and May 1, 2011 were $12.94 and $7.86, respectively, and $12.84 and $7.03 for the two fiscal quarters ended April 29, 2012 and May 1, 2011, respectively. The weighted-average fair value of RSUs granted in the fiscal quarter ended April 29, 2012 was $35.49. No RSUs were granted in the fiscal quarter ended May 1, 2011. The weighted-average fair values of RSUs granted in the two fiscal quarters ended

April 29, 2012 and May 1, 2011 were $35.22 and $32.39, respectively.
Total compensation cost related to unvested options as of April 29, 2012 was $132 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. Total unrecognized compensation cost related to the ESPP as of April 29, 2012 was $1 million, and is expected to be recognized over the remaining portion of the current offering period under the ESPP, which ends on September 14, 2012. Total compensation cost related to unvested RSUs as of April 29, 2012 was $21 million, which is expected to be recognized over the remaining weighted-average service period of 3 years.
Equity Incentive Award Plans
A summary of option award activity related to our equity incentive plans is as follows (in millions, except years and per share amounts):

		Option Awards Outstanding
	Shares Available for Grant	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of October 30, 2011	10	19	$17.93
Annual increase in shares available for
issuance, per equity incentive plan terms	6	—	—
Granted	(4)	4	35.13
Exercised	—	(1)	12.79
Cancelled	1	(1)	20.80
Balance as of April 29, 2012	13	21	21.47	6.53	$278
Vested as of April 29, 2012		6	13.11	5.87	127
Vested and expected to vest as of
April 29, 2012		19	20.87	6.50	267
The following table summarizes the ranges of outstanding and exercisable option awards as of April 29, 2012 (in millions, except years and per share amounts):

	Option Awards Outstanding			Option Awards Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Number Exercisable	Weighted-Average Exercise Price Per Share
$0.00-5.00	2	3.76	$4.99	1	$4.98
5.01-10.00	2	6.64	9.26	1	9.17
10.01-15.00	5	6.20	12.10	2	11.19
15.01-20.00	1	7.58	17.54	—	17.72
20.01-25.00	3	8.25	20.53	1	20.54
25.01-30.00	—	6.81	29.21	—	28.52
30.01-35.00	4	5.99	32.74	1	32.34
35.01-40.00	4	6.80	35.48	—	—
Total	21	6.53	21.47	6	13.11
RSU activity and the number of outstanding RSUs were not material for either of the fiscal quarters and two fiscal quarters ended April 29, 2012 and May 1, 2011.
Employee Share Purchase Plan
The ESPP consists of successive six-month offering periods and permits eligible employees to purchase ordinary shares through payroll deductions, at the end of each offering period, at a price equal to the lesser of 85% of the fair market value of the ordinary shares at either the beginning or ending of the relevant offering period. Deductions may not exceed 10% of an employee's base compensation and an employee may not purchase more than $25,000 worth of shares in any calendar year or offering period, or more than 2,500 shares on any purchase date. A total of 0.1 million and 0.2 million shares were purchased under the ESPP for aggregate consideration of $4 million and $3 million during the fiscal quarters ended April 29, 2012 and May 1, 2011, respectively. No shares related to ESPP were issued during the fiscal quarters ended January 29, 2012 and

January 30, 2011. The purchase dates under the ESPP are scheduled to occur in March and September of each year, which fall in our second and fourth fiscal quarters, respectively. As at April 29, 2012, 7.6 million shares remained available for issuance under the ESPP.
8. Income Taxes
For the fiscal quarter and two fiscal quarters ended April 29, 2012, we recorded an income tax provision of $6 million and $11 million, respectively, compared to $2 million and $3 million for the fiscal quarter and two fiscal quarters ended May 1, 2011, respectively. The income tax provision for the two fiscal quarters ended May 1, 2011 included the recognition of a $3 million tax benefit as a result of U.S. legislation enacted in the first quarter of fiscal year 2011 retroactively reinstating the research and development tax credit.
9. Segment Information
ASC 280 “Segment Reporting,” or ASC 280, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. We have concluded that we have one reportable segment based on the following factors: sales of semiconductors represents our only material source of revenue; substantially all products offered incorporate analog functionality and are manufactured under similar manufacturing processes; we use an integrated approach in developing our products in that discrete technologies developed are frequently integrated across many of our products; and we use a common order fulfillment process and similar distribution approach for our products. Broad distributor networks are typically used to distribute our products, with large accounts being serviced by a direct sales force. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by ASC 280.
10. Related Party Transactions
eSilicon Corporation
Mr. John T. Dickson, who became a director of the Company on January 18, 2012, also serves as a director of eSilicon Corporation. In the ordinary course of business, on an arm’s length basis, we sell certain of our products to and purchase certain intellectual properties, design services and maintenance services from eSilicon Corporation.
KLA-Tencor Corporation
Mr. John T. Dickson, also serves as a director of KLA-Tencor Corporation., or KLA-Tencor. In the ordinary course of business, on an arm’s length basis, we purchase certain materials, equipment, and tools from KLA-Tencor.
Wistron Corporation
Mr. John Min-Chih Hsuan, a director of the Company, is also a director of Wistron Corporation, one of our customers. In the ordinary course of business, on an arm’s length basis, we sell certain of our products to Wistron Corporation.
WIN Semiconductor Corp.
Mr. John Min-Chih Hsuan, a director of the Company, was previously a director at WIN Semiconductor Corp., one of our third-party contract manufacturer with whom we do business in the ordinary course, on an arm’s length basis. Mr. Hsuan resigned as a director of WIN Semiconductor Corp. in June 2011.
Flextronics International Ltd.
Mr. James A. Davidson, a director of the Company until March 9, 2011, also serves as a director of Flextronics International Ltd., or Flextronics. In the ordinary course of business, on an arm’s length basis, we sell certain of our products to Flextronics.

Transactions and balances with our related parties were as follows (in millions):

	Fiscal Quarter Ended			Two Fiscal Quarters Ended
	April 29, 2012		May 1, 2011	April 29, 2012		May 1, 2011
Net revenue:
Flextronics[1]	$—		$40	$—		$68
Wistron Corporation[2]	2		1	4		1
eSilicon Corporation[3]	1		—	1		—
Total costs and expenses:
WIN Semiconductor Corp.[4]	—		20	—		20
KLA-Tencor[5]	1		—	2		—
eSilicon Corporation[3]	—	*	—	—	*	—

	April 29, 2012	October 30, 2011
Receivables:
Wistron Corporation[2]	$1	$1
eSilicon Corporation[3]	1	—

	April 29, 2012	October 30, 2011
Payables:
KLA-Tencor[5]	$1	$—
_________________________________
* Represent amounts less than $0.5 million.
1 Amounts represent net revenue transactions with Flextronics through the fiscal quarter and two fiscal quarters ended May 1, 2011. Flextronics ceased to be a related party after the second quarter of fiscal year 2011.
2 Amount for the two fiscal quarters ended May 1, 2011 represents net revenue transactions for the fiscal quarter ended May 1, 2011 only. Wistron Corporation became a related party during the second quarter of fiscal year 2011.
3 Amounts represent net revenue and purchase transactions with eSilicon Corporation for the fiscal quarter ended April 29, 2012 and accounts receivable balance as of April 29, 2012. eSilicon Corporation became a related party during the second quarter of fiscal year 2012.
4 Amounts represent transactions with WIN Semiconductor Corp. included in cost of products sold incurred during the period WIN Semiconductor Corp was a related party. WIN Semiconductor Corp. became a related party during the second quarter of fiscal year 2011 and ceased being a related party during the third quarter of fiscal year 2011.
5Amounts represent purchase transactions with KLA-Tencor for the fiscal quarter and two fiscal quarters ended April 29, 2012 and accounts payable balance as of April 29, 2012. KLA-Tencor became a related party during the first quarter of fiscal year 2012.
11. Commitments and Contingencies
Commitments
     The following table sets forth changes in our commitments as of April 29, 2012 for the fiscal periods noted (in millions).

	Total	2012 (remainder)	2013	2014	2015	2016	2017	Thereafter
Purchase commitments	$75	$75	$—	$—	$—	$—	$—	$—
Other Contractual Commitments	49	7	18	12	7	5	—	—
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
There were no other substantial changes to our contractual commitments during the first two quarters of fiscal year 2012 from those disclosed in our Annual Report on Form 10-K for fiscal year 2011.
Contingencies
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, from time to time certain disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc., or TriQuint, filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. TriQuint withdrew those claims with respect to three of those four patents. In addition, TriQuint claimed that certain of our wireless products infringe three of its patents. We filed our answer and initial counterclaim on September 17, 2009, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents, and filed additional counterclaims on March 25, 2010 for the misappropriation of Avago trade secrets. On October 16, 2009, TriQuint filed its answer to our initial counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. The court dismissed TriQuint’s antitrust counterclaims on procedural grounds on March 16, 2010, but on August 3, 2010 granted TriQuint's motion to file an amended pleading for its anti-trust claims. Effective May 12, 2012, we entered into a confidential settlement and patent cross-license agreement with TriQuint that resolved these outstanding actions. There was no impact to our financial position or results of operations as of April 29, 2012 as a result of the confidential settlement.
With respect to our legal proceedings, individually and in the aggregate, we have not yet been able to determine whether an unfavorable outcome is probable or reasonably possible and have not been able to reasonably estimate the amount or range of any possible loss. As a result, no amounts have been accrued or disclosed in the accompanying unaudited condensed consolidated financial statements with respect to these legal proceedings.
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
Warranty
Commencing in fiscal year 2008, we notified certain customers of a product quality issue and began taking additional steps to correct the quality issue and work with affected customers to determine potential costs covered by our warranty obligations. We maintain insurance coverage for product liability and have been working with our insurance carriers to determine the extent of covered losses in this situation. Based on settlements with customers and the status of discussions with other affected customers and discussions with our insurance carriers, we recorded a charge of $2 million during fiscal year 2009 to cover costs relating to this quality issue in excess of expected insurance coverage. During the fiscal quarter ended April 29, 2012, we reached a final settlement agreement with a customer on this product quality issue. However, the final settlement amount was fully recovered from our insurance carrier in the same period. Therefore, during the fiscal quarter ended April 29, 2012, we released the $2 million warranty charge, resulting in a $2 million decrease of warranty accrual and cost of goods sold for this product warranty issue.
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
12. Subsequent Events
In May 2012, we entered into a confidential settlement and patent cross-licensing agreement with TriQuint to resolve all outstanding litigation between the parties. There was no impact to our financial position or results of operations as of April 29, 2012 as a result of the confidential settlement.
On June 6, 2012, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.15 per share, payable on June 29, 2012 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on June 18, 2012.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended October 30, 2011, or fiscal year 2011, included in our Annual Report on Form 10-K for fiscal year 2011, or 2011 Annual Report on Form 10-K. References to “Avago” “we”, “our” and “us” are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Quarterly Report on Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations; statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, or enforceability of our intellectual property rights; the effects of seasonality on our results of operations. Such statements are based on current expectations, estimates, forecasts and projections of future Avago or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. For example, there can be no assurance that our product sales efforts, revenues or expenses will meet any expectations or follow any trend(s), or that our ability to compete effectively will be successful or yield anticipated results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in this Quarterly Report on Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise.
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
There have been no significant changes in our critical accounting policies during the two fiscal quarters ended April 29, 2012 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Annual Report on Form 10-K.

Results from Operations
Fiscal Quarter and Two Fiscal Quarters Ended April 29, 2012 Compared to Fiscal Quarter and Two Fiscal Quarters Ended May 1, 2011
The following tables set forth our results of operations for the fiscal quarters and two fiscal quarters ended April 29, 2012 and May 1, 2011.

	Fiscal Quarter Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$577	$560	100%	100%
Cost of products sold:
Cost of products sold	284	271	49	48
Amortization of intangible assets	14	14	3	3
Restructuring charges	1	—	—	—
Total cost of products sold	299	285	52	51
Gross margin	278	275	48	49
Research and development	84	76	14	14
Selling, general and administrative	51	55	9	10
Amortization of intangible assets	5	5	1	1
Restructuring charges	1	1	—	—
Total operating expenses	141	137	24	25
Income from operations	137	138	24	24
Interest expense	—	(1)	—	—
Loss on extinguishment of debt	—	(1)	—	—
Other income, net	3	1	—	—
Income before income taxes	140	137	24	24
Provision for income taxes	6	2	1	—
Net income	$134	$135	23%	24%

	Two Fiscal Quarters Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$1,140	$1,110	100%	100%
Cost of products sold:
Cost of products sold	563	536	49	48
Amortization of intangible assets	28	28	3	3
Restructuring charges	1	—	—	—
Total cost of products sold	592	564	52	51
Gross margin	548	546	48	49
Research and development	166	149	14	13
Selling, general and administrative	101	105	9	10
Amortization of intangible assets	10	11	1	1
Restructuring charges	2	1	—	—
Total operating expenses	279	266	24	24
Income from operations	269	280	24	25
Interest expense	(1)	(4)	—	—
Loss on extinguishment of debt	—	(20)	—	(2)
Other income, net	2	1	—	—
Income before income taxes	270	257	24	23
Provision for income taxes	11	3	1	—
Net income	$259	$254	23%	23%
     Net revenue. Net revenue was $577 million for the fiscal quarter ended April 29, 2012, compared to $560 million for the fiscal quarter ended May 1, 2011, an increase of $17 million or 3%. Net revenue was $1,140 million for the two fiscal quarters ended April 29, 2012, compared to $1,110 million for the two fiscal quarters ended May 1, 2011, an increase of $30 million or 3%. The increase in net revenue was primarily due to strength in the wireless communication target markets, largely offset by weakness in our industrial target market.
Our three largest target markets, by revenue, are wireless communications, wired infrastructure and industrial and automotive electronics, with computer and consumer computing peripherals typically representing a much smaller percentage of our overall net revenue. The percentage of total net revenue generated by sales in each of our target markets varies from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality. The first fiscal quarter is typically our lowest revenue and cash generating quarter due, in part, to holiday shut downs at many original equipment manufacturer, or OEM, customers and distributors, and the first half of the fiscal year tends to generate lower revenue than the second half. However, typical seasonality and industry cyclicality may be overshadowed by other factors such as wider macroeconomic effects, timing of significant product transitions and launches by large OEMs and new product launches by our competitors. In the first two quarters of fiscal year 2012, strength in the smartphone market and strong sales to a particular OEM more than offset the typical seasonal downward trend in revenue from our wireless target market. We do not currently expect to experience the typical seasonal increase in revenue from our wireless target market in the third fiscal quarter of 2012, due to constraints in the supply chain of certain of our end customers as well as timing of product transitions at certain of our OEM customers. Weakness in industrial spending, in China in particular, together with the flooding in Thailand in late 2011, a critical area for manufacturing many components important for the semiconductor supply chain, adversely impacted revenue from our industrial target market in the first two quarters of fiscal year 2012. However, the industrial market began to recover during the second fiscal quarter of 2012, particularly in China. We currently expect the industrial market to continue to improve in the third quarter of fiscal year 2012.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During the fiscal quarter and two fiscal quarters ended April 29, 2012, Foxconn Technology Group companies accounted for 16% and 17% of our net revenue, respectively. Our top 10 customers for each of the fiscal quarter and two fiscal quarters ended April 29, 2012, which included three distributors each, collectively accounted for 62% of our net revenue. However, we believe that aggregate sales of our products to certain of our customers exceeds the amount of our direct sales to them. For example, we believe our aggregate sales to two OEMs, when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, each accounted for more than 10% of our net revenues, for each of the fiscal quarter and two fiscal quarters ended April 29, 2012. We expect to continue to experience significant customer concentration in future periods.
Net revenue by target market data is derived from our understanding of our end customers’ primary markets, and was as follows:

	Fiscal Quarter Ended			Two Fiscal Quarters Ended
% of net revenue	April 29, 2012	May 1, 2011	Change	April 29, 2012	May 1, 2011	Change
Wireless communications	44%	36%	8%	45%	37%	8%
Wired infrastructure	29	29	—	29	28	1
Industrial and automotive electronics	22	30	(8)	21	30	(9)
Consumer and computing peripherals	5	5	—	5	5	—
Total net revenue	100%	100%		100%	100%

	Fiscal Quarter Ended			Two Fiscal Quarters Ended
Net revenue (in millions)	April 29, 2012	May 1, 2011	Change	April 29, 2012	May 1, 2011	Change
Wireless communications	$255	$203	$52	$509	$405	$104
Wired infrastructure	168	160	8	330	313	17
Industrial and automotive electronics	124	167	(43)	238	333	(95)
Consumer and computing peripherals	30	30	—	63	59	4
Total net revenue	$577	$560	$17	$1,140	$1,110	$30
Net revenue from our wireless communications target market increased substantially in both the second quarter and first two quarters of fiscal year 2012 compared with the corresponding prior year periods due to continued strength in mobile smartphone sales. New product ramps at major smartphone OEMs drove revenue growth during the first two quarters of fiscal year 2012. We experienced higher demand for our multi-mode, multi-band power amplifiers, in particular, as well as for our FBAR duplexers in the two fiscal quarters ended April 29, 2012.
Net revenue from our wired infrastructure target market increased slightly, in the second quarter and first two quarters of fiscal year 2012, compared with the corresponding prior year periods, as demand for our newer core routing products increased. During the second quarter and first two quarters of fiscal year 2012, we saw strong growth from sales of our ASICs and proprietary parallel optics used in core routing environments and data center applications compared to the corresponding periods in fiscal year 2011. During the second quarter and first two quarters of fiscal year 2012, revenue from wired infrastructure target market increased by $8 million and $6 million, respectively, due to increased development agreement revenue and intellectual property licensing revenue. However for the two fiscal quarters ended April 29, 2012, these effects were partially offset by a supply chain correction amongst several OEMs in the wired infrastructure market in the first quarter of fiscal year 2012.
Net revenue from our industrial and automotive electronics target market decreased in the second quarter and first two quarters of fiscal year 2012 compared with the corresponding prior year periods. This decrease was due primarily to continued, and worse than expected, supply chain corrections, weakness in industrial spending, in China in particular, softness in distributor resales and weaker OEM demand during the second quarter and first two quarters of fiscal year 2012, compared with the same periods in fiscal year 2011. The flooding in Thailand impacted the manufacturing of certain products we sell into our industrial target market during the fiscal quarter ended January 29, 2012, which contributed to the decrease in revenues from this target market in the first two quarters of fiscal year 2012.
Net revenue from our consumer and computing peripherals target market remained flat in the second quarter of fiscal year 2012 and increased slightly in the first two quarters of fiscal year 2012 compared with the corresponding periods in 2011, due primarily to sales and licensing of certain of our intellectual property. However, net revenue from this target market during both these periods continued to be adversely affected by ongoing softness in demand for personal computers and printers. Historically, most of our revenue from the consumer and computing peripherals target market has been from the sale of mouse products. However, as this is a mature and non-strategic market for us, we have been moving away from developing, manufacturing and selling these products to licensing or selling our intellectual property relevant to this target market, thereby generating royalty revenue instead of product sales. During the fiscal quarter and the two fiscal quarters ended April 29, 2012, we generated approximately $3 million and $13 million, respectively, in intellectual property-related revenue from this target market.

Gross margin. Gross margin was $278 million for the fiscal quarter ended April 29, 2012 compared to $275 million for the fiscal quarter ended May 1, 2011, a slight increase of $3 million. Gross margin was $548 million for the two fiscal quarters ended April 29, 2012 compared to $546 million for the two fiscal quarters ended May 1, 2011, a slight increase of $2 million. As a percentage of net revenue, gross margin decreased slightly to 48% for each of the fiscal quarter and two quarters ended April 29, 2012 from 49% for each of the fiscal quarter and two quarters ended May 1, 2011.
The increases in gross margin dollars were primarily due to (i) an increase of $14 million and $23 million in revenue from development agreements and sales and licensing of intellectual property in the fiscal quarter and two fiscal quarters ended April 29, 2012, respectively, (ii) a $2 million and $5 million decrease in depreciation expense during the fiscal quarter and two fiscal quarters ended April 29, 2012, respectively, resulting from a change in the duration of the useful lives of certain of our manufacturing equipment which occurred in the fourth quarter of fiscal year 2011, and (iii) a $3 million and $6 million decrease in cost of products sold due to a revision in cost allocation methodology during the fiscal quarter and two fiscal quarters ended April 29, 2012, respectively, in each case when compared to the corresponding periods in fiscal year 2011. However, these increases were primarily offset by a less profitable product mix, with a higher proportion of sales into our wireless communication target market compared to sales into our higher-margin industrial and automotive electronics target market, in the fiscal quarter and two fiscal quarters ended April 29, 2012. As discussed above, during the fiscal quarter ended January 29, 2012, we revised our cost allocation methodology to fully burden with overhead costs the expense for wafers used in research and development projects that are processed through our internal fabrication facilities, or R&D wafer cost allocation methodology.
Research and development. Research and development expense was $84 million for the fiscal quarter ended April 29, 2012, compared to $76 million for the fiscal quarter ended May 1, 2011, an increase of $8 million or 11%. Part of the increase in absolute dollars was attributable to a $5 million increase in research and development project consumables and services, $3 million of which was due to the change in R&D wafer cost allocation methodology, as discussed above under Gross margin, which increased gross margin by a corresponding amount. The increase in research and development expense was also attributable to a $2 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our Employee Share Purchase Plan, or ESPP, and a $3 million increase in depreciation expense related to capital expenditures supporting research and development efforts, partially offset by a $2 million decrease in accrued incentive compensation expense compared to the fiscal quarter ended May 1, 2011. The overall increase in research and development expense is net of $2 million in accrued reimbursements pursuant to research and development grants.
Research and development expense was $166 million for the two fiscal quarters ended April 29, 2012, compared to $149 million for the two fiscal quarters ended May 1, 2011, an increase of $17 million or 11%. As a percentage of net revenue, research and development expenses increased slightly to 14% for the two fiscal quarters ended April 29, 2012, compared to 13% for the two fiscal quarters ended May 1, 2011. The majority of this increase, in absolute dollars, resulted from investments in our wired infrastructure and wireless communications solutions. Part of the increase was attributable to a $8 million increase in research and development project consumables and services, $6 million of which was due to the change in R&D wafer cost allocation methodology, as discussed above under Gross margin, which increased gross margin by a corresponding amount. The increase in research and development expense was also attributable to a $5 million increase in depreciation expense related to capital expenditures supporting research and development efforts and a $3 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our ESPP, partially offset by a $1 million decrease in accrued incentive compensation expense compared to the two fiscal quarters ended May 1, 2011. The overall increase in research and development expense is net of $4 million in accrued reimbursements pursuant to research and development grants.
Selling, general and administrative. Selling, general and administrative expense was $51 million for the fiscal quarter ended April 29, 2012, compared to $55 million for the fiscal quarter ended May 1, 2011, a decrease of $4 million or 7%. As a percentage of net revenue, selling, general and administrative expense decreased slightly to 9% from 10% for the fiscal quarter ended May 1, 2011. Changes in components of selling, general and administrative expense for the fiscal quarter ended April 29, 2012 consisted of a $2 million decrease in legal expenses related to offensive litigation matters, a $2 million decrease in accrued incentive compensation expense and a $1 million decrease in depreciation expense, partially offset by a $1 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our ESPP and a $1 million increase in foreign currency transaction losses from hedged transactions, compared to the fiscal quarter ended May 1, 2011.
Selling, general and administrative expense was $101 million for the two fiscal quarters ended April 29, 2012 compared to $105 million for the two fiscal quarters ended May 1, 2011, a decrease of $4 million or 4%. Changes in components of selling, general and administrative expense for the two fiscal quarters ended April 29, 2012 consisted of a $4 million decrease in legal expenses related to offensive litigation matters and a $3 million decrease in depreciation expense, partially offset by a $4 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our ESPP, compared to the two fiscal quarters ended May 1, 2011.
Amortization of intangible assets. Total amortization of intangible assets incurred were $19 million for each of the fiscal quarters ended April 29, 2012 and May 1, 2011. Total amortization of intangible assets incurred were $38 million and $39 million for the two fiscal quarters ended April 29, 2012 and May 1, 2011, respectively.
Restructuring charges. We incurred $2 million and $3 million in restructuring charges for the fiscal quarter and two fiscal quarters ended April 29, 2012, respectively, compared to restructuring charges of $1 million each for the fiscal quarter and two fiscal quarters ended May 1, 2011.
Interest expense. Interest expense was $0 million and $1 million for the fiscal quarter and two fiscal quarters ended April 29, 2012, representing ongoing commitment fees related to our revolving credit facility, compared to $1 million and $4 million for the fiscal quarter and two fiscal quarters ended May 1, 2011. The decrease was primarily due to the redemption of the remaining $230 million aggregate principal amount of our outstanding senior subordinated notes in the two fiscal quarters ended May 1, 2011.
Loss on extinguishment of debt. During the two fiscal quarters ended May 1, 2011, we redeemed $230 million aggregate principal amount of our senior subordinated notes. The redemption of the senior subordinated notes resulted in a loss on extinguishment of debt of $19 million. During the fiscal quarter ended May 1, 2011, we replaced our existing revolving credit facility with a new revolving credit facility. This resulted in a loss on extinguishment of debt of $1 million, primarily related to the write-off of debt amortization costs. See Note 5 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Other income, net. Other income, net includes interest income, foreign currency gains (losses) on balance sheet remeasurement and other miscellaneous items. Other income, net was $3 million and $2 million for the fiscal quarter and two fiscal quarters ended April 29, 2012, respectively, compared to other income, net of $1 million for each of the fiscal quarter and two fiscal quarters ended May 1, 2011. The increase in other income net for the fiscal quarter ended April 29, 2012 is primarily attributable to an increase in interest income and foreign currency gains. The increase in other income, net for the two fiscal quarters ended April 29, 2012, compared to the two fiscal quarters ended May 1, 2011 is primarily attributable to a $2 million allocation of insurance proceeds received relating to claims arising out of the flooding in Thailand and an $1 million increase in interest income, partially offset by an $1 million impairment of a cost method investment and a $1 million impairment of a loan to the same cost method investee.
Provision for income taxes. We recorded an income tax provision of $6 million and $11 million for the fiscal quarter and two fiscal quarters ended April 29, 2012, respectively, compared to $2 million and $3 million for the fiscal quarter and two fiscal quarters ended May 1, 2011, respectively. The tax expense for the two fiscal quarters ended May 1, 2011 included a benefit of $3 million from U.S. legislation enacted in the first quarter of fiscal year 2011 retroactively reinstating the research and development tax credit, while the overall year over year increase in tax provisions for all periods presented in fiscal year 2012 was due to a change in the jurisdictional mix of income and expense.
Backlog
Our sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, canceled or modified on relatively short notice, and in most cases without substantial penalty. Therefore, we believe that purchase orders or backlog are not a reliable indicator of future sales.
Seasonality
We are affected by seasonal trends in the semiconductor and related industries. We typically experience sequentially lower revenues in the first half of the fiscal year. Our revenue in the second half of the fiscal year is typically higher than our revenue in the first half of the fiscal year due to seasonality in two of our target markets, wireless communications and consumer and computing peripherals. These target markets typically experience seasonality due to the “back to school” and calendar year-end holiday selling seasons, although macroeconomic effects and other factors such as significant product transitions and launches by large OEMs can overshadow or mute typical seasonal effects. See Net revenue for a further discussion of seasonal trends on our results of operations for the fiscal quarter and two fiscal quarters ended April 29, 2012.
Liquidity and Capital Resources
Our primary sources of liquidity as at April 29, 2012 consisted of: (1) approximately $954 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our $200 million revolving credit facility, which is committed until March 31, 2015, all of which is available to be drawn.
Our short-term and long-term liquidity requirements primarily arise from: (i) working capital requirements, (ii) research and development and capital expenditure needs, including acquisitions from time to time and (iii) quarterly dividend payments (if and when declared by our board of directors, or the Board) and any share repurchases we may choose to make under our share repurchase program. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
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
In June 2011, our Board, authorized the repurchase of up to 15 million of the Company’s outstanding ordinary shares, not to exceed $500 million, in the aggregate, referred to as the 2011 share repurchase program. Under the 2011 share repurchase program, the Company repurchased 2.8 million shares for an aggregate purchase price of $85 million in cash, during the two fiscal quarters ended April 29, 2012. On April 4, 2012, our Board of Directors authorized the Company to repurchase up to 15 million of its ordinary shares, referred to as the 2012 share repurchase program. This replaces the 2011 share repurchase program, which expired at the Company's 2012 Annual General Meeting, or AGM, held on April 4, 2012. Shares repurchases under the 2012 share repurchase program, if any, will be made in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The 2012 share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. The 2012 share repurchase program, will expire at the Company's 2013 AGM, unless earlier terminated. As of April 29, 2012, no shares had been purchased under the 2012 share repurchase program.
On June 6, 2012, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.15 per share, payable on June 29, 2012 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on June 18, 2012.
Our cash and cash equivalents increased by $125 million to $954 million at April 29, 2012 from $829 million at October 30, 2011. The increase was attributable to $350 million cash provided by operating activities and $22 million in cash received from the issuance of ordinary shares upon exercises of options under our employee equity incentive plans and purchases of shares under our ESPP. The increase was offset by $85 million of cash paid to repurchase 2.8 million of our ordinary shares, $103 million cash paid for capital expenditures, and $61 million in dividends paid to our shareholders.
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
In summary, our cash flows were as follows (in millions):

	Two Fiscal Quarters Ended
	April 29, 2012	May 1, 2011
Net cash provided by operating activities	$350	$320
Net cash used in investing activities	(103)	(60)
Net cash used in financing activities	(122)	(225)
Net increase in cash and cash equivalents	$125	$35
Cash Flows for the Two Fiscal Quarters Ended April 29, 2012 and May 1, 2011
  Operating Activities
Net cash provided by operating activities during the two fiscal quarters ended April 29, 2012 was $350 million. The net cash provided by operating activities was principally due to net income of $259 million, which includes $6 million of insurance proceeds received in respect of claims relating to the flooding in Thailand, and non-cash charges of $103 million, partially offset by changes in operating assets and liabilities of $12 million. The non-cash charges of $103 million included $75 million for depreciation and amortization and $24 million of share-based compensation.
Accounts receivable decreased to $274 million at April 29, 2012 from $328 million at the end of fiscal year 2011. The number of days sales outstanding decreased to 43 days at April 29, 2012 from 48 days at October 30, 2011 due to linearity of revenue and a stronger focus on collections. We use the current quarter revenue and accounts receivable at quarter end in our calculation of number of days sales outstanding.

Inventory increased to $218 million at April 29, 2012 from $194 million at the end of fiscal year 2011. The number of days of inventory on hand increased to 70 days at April 29, 2012 compared to 58 days at October 30, 2011 due to an increase in inventory to prepare for an anticipated increase in demand, as well as a significant wafer purchase in the quarter ended April 29, 2012 to secure advantageous pricing. We use the current quarter cost of products sold and inventory at quarter end in our calculation of days on hand of inventory.
Other current assets increased to $62 million at April 29, 2012 from $42 million at the end of fiscal year 2011 primarily due to a $10 million increase in receivables from our contract manufacturers for materials purchased on their behalf, a $3 million increase in receivables from intellectual property-related revenue and a $6 million increase in advances made to certain of our existing distributors for anticipated distributor price adjustments. During the second quarter of fiscal year 2012, we entered into agreements with these distributors whereby we agreed to advance cash to them to fund estimated price adjustments. These advances are estimated based on an agreed percentage of the rolling previous three months average ending inventory as reported by the distributor multiplied by the rolling previous three months price adjustment credits as a percentage of the distributor's reported rolling previous three months resales. The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances, and are due upon demand. The agreements governing these advances can be cancelled by us at any time. Such advances have no impact on revenue recognition or our unaudited condensed consolidated statements of operations and are recorded in other current assets on our unaudited condensed consolidated balance sheets.
Current liabilities increased to $356 million at April 29, 2012 from $350 million at the end of fiscal year 2011 primarily due to an increase in accounts payable, partially offset by a decrease in employee compensation and benefits accruals. Accounts payable increased to $257 million from $221 million at the end of fiscal year 2011 mainly due to timing of disbursements. Employee compensation and benefits accruals decreased to $57 million at April 29, 2012 from $89 million at fiscal year 2011 mainly due to payments made under our employee bonus plan in respect of fiscal year 2011 performance.
Net cash provided by operating activities during the two fiscal quarters ended May 1, 2011 was $320 million. The net cash provided by operating activities was principally due to net income of $254 million and non-cash charges of $108 million, partially offset by changes in operating assets and liabilities of $42 million. The non-cash charges of $108 million included $79 million for depreciation and amortization, $16 million of share-based compensation, $8 million in tax benefits from share-based compensation and $6 million of debt issuance costs written off in connection with our debt redemption. Net income was also reduced by $14 million for the premium paid on our debt redemption which is included in the $19 million loss on extinguishment of debt in the unaudited condensed consolidated statement of operations.
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
  Investing Activities
Net cash used in investing activities for the two fiscal quarters ended April 29, 2012 was $103 million, due to purchases of property, plant and equipment in connection with the expansion of our manufacturing facility in Fort Collins, Colorado.
Net cash used in investing activities for the two fiscal quarters ended May 1, 2011 was $60 million, primarily due to purchases of property, plant and equipment of $51 million, in connection with the expansion of our manufacturing facilities in Fort Collins, Colorado, and in Singapore and $8 million related to a business acquisition completed in the first two fiscal quarters of fiscal year 2011.
  Financing Activities
Net cash used in financing activities for the two fiscal quarters ended April 29, 2012 was $122 million. The net cash used in financing activities was principally due to an aggregate of $61 million in payments of cash dividends to shareholders and the payment of an aggregate of $85 million to repurchase and cancel 2.8 million shares of our ordinary shares under our share repurchase program. This was partially offset by $22 million in net proceeds provided by the exercise of options and purchases under our ESPP.

Net cash used in financing activities for the two fiscal quarters ended May 1, 2011 was $225 million. The net cash used in financing activities was principally due to the redemption of the remaining $230 million in principal amount of senior subordinated notes and $37 million in payments of cash dividends to shareholders, partially offset by $44 million provided by the issuance of ordinary shares upon the exercise of options and purchases under our ESPP.
Indebtedness
As of April 29, 2012, we had $4 million of capital lease obligations. At such date, we also had $200 million of borrowing capacity available under our revolving credit facility. We had no borrowings outstanding under our revolving credit facility as of April 29, 2012.
Contractual Commitments
See Note 11 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
There were no other substantial changes to our contractual commitments during the first two quarters of fiscal year 2012 from those disclosed in our 2011 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at April 29, 2012 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
 Foreign Currency Derivative Instruments
Gains and losses from foreign currency transactions, as well as derivative instruments, were included in our unaudited consolidated statements of operations in the amounts of $1 million gain and less than $1 million loss, for the fiscal quarter and two fiscal quarters ended April 29, 2012, compared to $1 million gain each, for the fiscal quarter and two fiscal quarters ended May 1, 2011, respectively.
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial conditions and requiring collateral, such as letters of credit and bank guarantees, in certain circumstances. As of April 29, 2012, we do not believe that we have any material direct or indirect exposure to the European financial markets.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of April 29, 2012. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of April 29, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, from time to time certain disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc., or TriQuint, filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. TriQuint withdrew those claims with respect to three of those four patents. In addition, TriQuint claimed that certain of our wireless products infringe three of its patents. We filed our answer and initial counterclaim on September 17, 2009, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents, and filed additional counterclaims on March 25, 2010 for the misappropriation of Avago trade secrets. On October 16, 2009, TriQuint filed its answer to our initial counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. The court dismissed TriQuint’s antitrust counterclaims on procedural grounds on March 16, 2010, but on August 3, 2010 granted TriQuint's motion to file an amended pleading for its anti-trust claims. Effective May 12, 2012, we entered into a confidential settlement and patent cross-license agreement with TriQuint that resolved these outstanding actions.
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
Item 1A. Risk Factors
A description of some of the primary risk factors associated with our business is set forth below. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2012. These risk factors, which could materially affect our business, financial conditions or results of operations, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations.
Risks Related to Our Business
Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.
Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the semiconductor industry generally, as well as in our target markets. The global recession in 2008 and 2009 caused U.S. and foreign businesses to slow spending on our products and caused consumers to reduce spending on many products our customers make, such as personal computers, mobile phone and flat screen televisions. In recent months, market and business conditions in general have been adversely affected by investor and customer concerns and about the global economic outlook, including concerns about the economic recovery in the United States and the ongoing sovereign debt crisis in Europe. A slowdown in the economic recovery or worsening global economic conditions as a result of these or other factors will likely cause our customers and consumers to reduce or delay spending, and could lead to the insolvency of key suppliers (resulting in product delays) and customers, all of which could negatively affect our business, financial condition and result of operations.
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
Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers' products;

•	changes in our product mix or customer mix and their effect on our gross margin;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenues and royalty and other payments from intellectual property sales and licensing arrangements;

•	new product announcements and introductions by us or our competitors;

•	the timing of the launch by our customers of new products, such as cell phones, in which our products are included;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	seasonality or cyclical fluctuations in our markets;

•	currency fluctuations;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	intellectual property disputes and associated litigation expenses;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.
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
We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication capacity, including sole- or single-sourcing for many components or products. For certain of our product families, substantially all of our revenue from those products is derived from semiconductors fabricated by external foundries such as Taiwan Semiconductor Manufacturing Company Ltd. and WIN Semiconductor Corp. Most of our products are designed to be manufactured in a specific process, typically at one particular foundry with a particular contract manufacturer. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amertron Incorporated, the Hana Microelectronics Public Company Ltd. group of companies and Hisense Multimedia Broadband Technologies (HK) Co., Ltd. The ability and willingness of our contract manufacturers to perform is largely outside of our control. If one or more of our contract manufacturers or other outsourced providers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. Suppliers may, for example, extend lead times, limit supplies, increase prices or discontinue parts due to capacity constraints or other factors. In addition, some parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. If one of our suppliers, particularly a sole- or single-source supplier, ceases to, or is unable to, manufacture such a component or supply is otherwise constrained, for example as a result of a natural disaster, it may be difficult for us to transition the manufacture of that product to another foundry or contract manufacturer or source alternative parts, we may be forced to re-engineer a product and we may fail to timely meet customer demand. This could result in the payment of significant damages by us to our customers, and our net revenue could decline. In such events, our business, financial condition and results of operations would be adversely affected.
We review our supply chain on an ongoing basis and may seek to qualify second source manufacturers and suppliers for some components and products. Qualifying such second sources may be a lengthy and potentially costly process.
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
Although we operate using a primarily outsourced manufacturing business model, we also rely on the manufacturing facilities we own, in particular our fabrication facilities in Fort Collins, Colorado and Singapore. We maintain our internal fabrication facilities for products utilizing our innovative materials and processes, to protect our intellectual property, to develop the technology for manufacturing and to ensure supply of certain components. A prolonged disruption or material malfunction of, interruption in, or the loss of operations at, one or more of our production facilities, especially our Fort Collins and Singapore facilities, or the failure to maintain our labor force at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. The lease on our primary internal fabrication facility in Singapore expires in 2015. If we are unable to renew this lease on satisfactory terms, we would be required to locate suitable replacement premises, with the goal of ensuring a smooth transition between facilities on or prior to the expiration of our current lease. However, the replacement of this, or any other, manufacturing facility could take an extended amount of time and significant expenditures on our part before manufacturing operations could restart. While we would seek to minimize any disruption to our operations and supply chain associated with any such changes in manufacturing facilities, we may experience delays and significant costs resulting from these steps, which could have a material adverse effect on our business, financial condition and results of operations.
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
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. Our results of operations could be harmed if we are unable to adjust our supply chain volume to address market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate, or by other unanticipated events such as natural disasters. In addition, the sale of our products is dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile and is subject to seasonality related to the holiday selling season, making demand difficult to anticipate.
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
On occasion, customers may require rapid increases in production, which can challenge our resources and reduce margins. We may not be able to purchase sufficient supplies or components or secure sufficient contract manufacturing capacity, to meet such increases in product demand. This could harm our reputation, prevent us from taking advantage of opportunities, reduce revenue growth and subject us to additional liabilities if we are not able to timely satisfy customer orders.
In order to secure components for the production of our products, we may enter into non-cancelable purchase commitments with vendors or make advance payments to suppliers, which could reduce our ability to adjust our inventory or expense levels to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for our products has decreased. Downturns in the semiconductor industry have in the past caused, and may in the future cause, our customers to reduce significantly the amount of products ordered from us. If demand for our products is less than we expect, we may experience excess and obsolete inventories and be forced to incur additional charges. Conversely, if OEMs order more of our products in any particular quarter than are ultimately required to satisfy end customer demand, inventories at these OEMs may grow in such quarter, which could adversely affect our product revenues in a subsequent quarter as such OEMs would likely reduce future orders until their inventory levels realign with end customer demand. In addition, because certain of our sales, research and development and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may decrease our gross margins and operating income.
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
From time to time, we and our suppliers have experienced difficulty in beginning production at new facilities, transferring production to other facilities, achieving and maintaining a high level of process quality and effecting transitions to new manufacturing processes, all of which have caused us to suffer delays in product deliveries or reduced yields. We and our suppliers may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, transferring production to other facilities (as we may be required to do with our manufacturing facility in Singapore, in or prior to 2015), upgrading or expanding existing facilities, including our Fort Collins facility, or changing our process technologies, any of which could result in a loss of future revenues. Our results of operations could be adversely affected by any increase in costs related to increases in production capacity if revenues do not increase proportionately.
Winning business is subject to lengthy, competitive selection processes that require us to incur significant expense. Even if we begin a product design, a customer may decide to cancel or change its product plans, which could cause us to generate no revenues from a product and adversely affect our results of operations.
We are focused on winning competitive bid selection processes, known as “design wins,” to develop semiconductors for use in our customers' products. These selection processes are typically lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that many of our products and the end products into which our products are incorporated often have very short life cycles. For example, cell-phone manufacturers regularly introduce new or upgraded handsets, often every 12-18 months and sometimes more frequently, and will bid out the components for each new model and often every upgrade of a particular model. Failure to obtain a design win sometimes prevents us from offering an entire generation of a product. This can result in lost revenues and could weaken our position in future competitive selection processes.
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
We are currently, and from time to time may be, subject to warranty or product liability claims that have lead, and may in the future lead, to significant expenses as we compensate affected customers for costs incurred related to product quality issues. Although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, our reserves may be inadequate to cover the uninsured portion of such claims. Conversely, in some cases, amounts we reserve may ultimately exceed our actual liability for particular claims and may need to be reversed. For example, in the second quarter of fiscal year 2009 we identified a product quality issue with a particular component that we took steps to correct, including notifying our customers, offering to replace such components and provide customers with appropriate financial compensation. Through April 29, 2012, we had recorded an aggregate of $11 million in charges (including a reversal of warranty accrual of $6 million in the year ended October 30, 2011) associated with this issue, and may incur additional charges as we continue to work with our customers to resolve the matter.
Although we maintain product liability insurance, such insurance is subject to significant deductibles and there is no guarantee that such insurance will be available or adequate to protect against all such claims, or we may elect to self-insure with respect to certain matters. We may incur costs and expenses in the event of any recall of a customer's product containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Our customer contracts typically contain warranty and indemnification provisions, and in certain cases may also contain liquidated damages provisions, relating to product quality issues. The potential liabilities associated with such provisions are significant, and in some cases, including in agreements with some of our largest customers, are potentially unlimited. Any such liabilities may greatly exceed any revenues we receive from the relevant products. Costs, payments or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially and adversely affect our financial condition and results of operations.
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
Some of our customers are material to our business and results of operations. During the two fiscal quarters ended April 29, 2012, Foxconn Technology Group companies accounted for 17% of our net revenue and our top 10 customers, which included three distributors, collectively accounted for 62% of our net revenue. During fiscal year 2011, no direct customer accounted for 10% or more of our net revenue, but our top 10 customers, which included three distributors, collectively accounted for 54% of our net revenue. However, we believe that aggregate sales of our products to certain of our customers exceeds the amount of our direct sales to them. For example, we believe our aggregate sales to two OEMs, when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, each accounted for more than 10% of our net revenues, respectively, for the two fiscal quarters ended April 29, 2012. Our top customers' purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margins on certain products. In addition, we expect this will result in our results of operations becoming increasingly sensitive to deterioration in the financial condition of, or other adverse developments related to, one or more of our significant customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. As a result, although our customers provide indications of their product needs and purchases on an annual basis, they generally purchase our products on a weekly or daily basis and the relationship, as well as particular orders, can be terminated at any time. The loss of any of our major customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.
We are subject to risks associated with our distributors' product inventories and product sell-through.
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor either in arrears or in advance based on estimates. We record reserves for distributor rights related to these limited stock returns and price adjustments. We recognize revenues for sales to distributors upon delivery to the distributors, net of estimated provisions for these stock return and price adjustment programs. We may extend these programs with distributors from time to time. The reserves recorded for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates. In addition, the timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 30% and 37% of our net revenue for the two fiscal quarters ended April 29, 2012 and fiscal year 2011, respectively.
If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end users or if they decide to decrease their inventories for any reason, such as due to adverse global economic conditions or due to any downturn in technology spending, our sales to these distributors and our revenues may decline. In addition, if distributors decide to purchase more inventory in any particular quarter, due to product availability or other reasons, than is required to satisfy end customer demand, inventory at our distributors may grow in such quarter, which could adversely affect our product revenues in a subsequent quarter as such distributors will likely reduce future orders until their inventory levels realign with end customer demand.
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
We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers, some of which are our single source suppliers for these materials. We purchase a significant portion of our semiconductor materials and finished goods from a few suppliers and contract manufacturers. For the first two quarters of fiscal year 2012, we purchased 52% of the materials for our manufacturing processes from six suppliers. For fiscal year 2011, we purchased 55% of the materials for our manufacturing processes from seven suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers' requirements or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
Our gross margin is also affected by the timing and amount of our non-product revenue, including non-refundable payments from customers for research and development projects during product development and intellectual property-related revenue such as licensing royalty payments and revenues from sales of intellectual property. Our non-product revenue is generally high margin, but fluctuates significantly from quarter to quarter.
In addition, semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. Although we outsource a significant portion of our manufacturing activities, we do retain some semiconductor fabrication facilities. We are making substantial capital investment in our Fort Collins, Colorado manufacturing facility to support anticipated growth in sales of our proprietary products, particularly for our wireless target market, and leverage our fixed costs. We may not realize the benefit we anticipate from this investment. If we are unable to utilize our owned fabrication facilities at a high level, the fixed costs associated with these facilities, such as depreciation expense, will not be fully absorbed, resulting in higher average unit costs and lower gross margins. In the past, we have experienced periods where our gross margins declined due to, among other things, reduced factory utilization resulting from reduced customer demand, reduced selling prices and a change in product mix towards lower margin devices. Increased competition and the existence of product alternatives, more complex engineering requirements, lower demand and other factors may lead to further price erosion, lower revenues and lower margins for us in the future.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
We sell our products throughout the world. In addition, as at April 29, 2012, approximately 66% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2014 and 2025. Absent such tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. For the fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes from what it otherwise would have been in such year by approximately $82 million, $63 million and $17 million, respectively. The tax incentives that we have negotiated in other jurisdictions are also subject to our compliance with various operating and other conditions. If we cannot or elect not to comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits. In such event, we could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements.
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
We have accepted research and development grants, the receipt and amount of which are subject to our satisfaction of certain terms and conditions. During the first two quarters of fiscal year 2012, we recorded an aggregate of $4 million in credits to research and development expense and $1 million as a deferred credit for capital expenditures pursuant to these grants. During fiscal year 2011, we recorded an aggregate of $1 million in credits to research and development expense and $1 million as a deferred credit for capital expenditures pursuant to these grants. If we cannot or elect not to satisfy the terms and conditions of any of these grants, expenses incurred in respect of the relevant research and development projects will not be approved for reimbursement, we may be required to return amounts previously paid to us under the grants and further grants may not be available to us in the future.

We may pursue acquisitions, dispositions, investments and joint ventures, which could affect our results of operations.
We may make acquisitions of, and investments in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful.
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
We are incorporated in Singapore and our shareholders may have more difficulty in protecting their interest than they would as shareholders of a corporation incorporated in the United States, and we may have more difficulty attracting and retaining qualified board members and executives.
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
In addition, being a public company incorporated in Singapore may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on committees of our Board, and qualified executive officers.
For a limited period of time, our directors have general authority to allot and issue new ordinary shares on terms and conditions as may be determined by our board of directors in its sole discretion.
Under Singapore law, we may only allot and issue new ordinary shares with the prior approval of our shareholders in a general meeting. At our 2012 AGM, our shareholders provided our directors with the general authority to allot and issue any number of new ordinary shares until the earlier of (i) the conclusion of our 2013 AGM, (ii) the expiration of the period within which the next annual general meeting is required to be held (i.e., within 15 months from the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders acting at a duly noticed and convened meeting. Subject to the general authority to allot and issue new ordinary shares provided by our shareholders, the provisions of the Singapore Companies Act and our memorandum and articles of association, our board of directors may allot and issue new ordinary shares on terms and conditions as they may think fit to impose. Any additional issuances of new ordinary shares by our directors may adversely impact the market price of our ordinary shares.
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
As of May 25, 2012, approximately 21.5 million outstanding ordinary shares are subject to the contractual transfer restrictions in our Second Amended and Restated Shareholder Agreement. The Company and the shareholders party to that agreement have in the past and may in future decide to waive these transfer restrictions.
As of May 25, 2012, holders of approximately 21.5 million ordinary shares are entitled to rights with respect to registration of such shares under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a Registration Rights Agreement with us. These holders have exercised their registration rights several times since our since our initial public offering, or IPO, in August 2009 and if such holders, by exercising their registration rights or otherwise, continue to sell a large number of shares, they could adversely affect the market price for our ordinary shares. If we register the sale of additional shares to raise capital and are required to include shares held by these holders in such registration pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
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
Our Board adopted a dividend policy pursuant to which the Company will pay quarterly dividends on our ordinary shares and, following our 2012 AGM on April 4, 2012, our Board also re-approved a program to repurchase up to 15 million of the Company's ordinary shares, which authorization will expire at our 2013 AGM. The declaration and payment of any future dividend is subject to the approval of our Board and our dividend policy could change at any time. Similarly, our share repurchase program may be suspended or terminated at any time prior to its expiration at the 2013 AGM. There can be no assurance that we will declare cash dividends or repurchase shares in the future in any particular amounts, or at all. Furthermore, we may declare dividends as interim dividends, which are wholly provisional under Singapore law and may be revoked by our Board at any time prior to the payment thereof. The payment of cash dividends is restricted by applicable law and our corporate structure. Pursuant to Singapore law and our articles of association, no dividends may be paid except out of our profits. Also, because we are a holding company, our ability to pay cash dividends on our ordinary shares and to repurchase our shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of our credit agreement.
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
The requirements of being a public company may strain our resources and divert management's attention.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the fiscal quarter ended April 29, 2012.
Issuer Repurchase of Equity Securities
The following table presents details of our share repurchases during the fiscal quarter ended April 29, 2012:

	Total Number of	Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or
Period	Shares Purchased	Paid per Share	Programs (1)	Programs
				(in millions)
January 30, 2012 - February 26, 2012	185,020	$34.41	185,020	$322
February 27, 2012 - March 25, 2012	—	$—	—	$322
March 26, 2012 - April 29, 2012	—	$—	—	$—	(2)
Total	185,020	$34.41	185,020
___________________________________

(1)
All share repurchases during the period from January 29, 2012 to April 29, 2012 were made in open market transactions, pursuant to our publicly announced 2011 share repurchase program. All repurchases were made in accordance with Rule 10b-18 under the Exchange Act.

(2)    The 2011 share repurchase program expired at the Company's 2012 AGM on April 4, 2012.

On April 5, 2012, we announced that our Board had authorized the Company to repurchase up to 15 million of its ordinary shares. This replaces the 2011 share repurchase program announced by the Company on June 9, 2011, which expired at the 2012 Annual General Meeting, under which the Company was authorized to repurchase up to 15 million of its ordinary shares, not to exceed $15 million, in the aggregate. Shares repurchases under the 2012 share repurchase program, if any, will be made in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The 2012 share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. The 2012 share repurchase program, will expire at the Company's 2013 AGM, unless earlier terminated. As of April 29, 2012, no shares had been purchased under the 2012 share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Dividend
On June 6, 2012, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.15 per share, payable on June 29, 2012 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on June 18, 2012.
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

4.2
Amendment to the Second Amended and Restated Shareholder Agreement and Waiver Under the Registration Rights Agreement, dated December 20, 2011, among Avago Technologies Limited, Silver Lake Partners II Cayman, L.P., Silver Lake Technology Investors II Cayman, L.P., Integral Capital Partners VII, L.P., KKR Millennium Fund (Overseas), Limited Partnership, KKR European Fund, Limited Partnership, KKR European Fund II, Limited Partnership, KKR Partners (International), Limited Partnership, Capstone Equity Investors LLC, Avago Investment Partners, Limited Partnership, Seletar Investments Pte Ltd, Geyser Investment Pte. Ltd. and certain other Persons

March 8, 2012

4.3
Second Amendment to the Second Amended and Restated Shareholder Agreement, dated January 20, 2012, among Avago Technologies Limited, Silver Lake Partners II Cayman, L.P., Silver Lake Technology Investors II Cayman, L.P., KKR Millennium Fund (Overseas), Limited Partnership, KKR European Fund, Limited Partnership, KKR European Fund II, Limited Partnership, KKR Partners (International), Limited Partnership, Capstone Equity Investors LLC, Avago Investment Partners, Limited Partnership, and certain other Persons
March 8, 2012

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
________________________________

†
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at April 29, 2012 and October 30, 2011, (ii) Unaudited Condensed Consolidated Statements of Income for the fiscal quarters and two fiscal quarters ended April 29, 2012 and May 1, 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the two fiscal quarters ended April 29, 2012 and May 1, 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

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
Date: June 8, 2012