Form 10-Q
period 2012-07-29
Avago Technologies LTD
filed 2012-08-30
CIK 1441634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 24, 2012 there were 244,865,347 shares of our ordinary shares, no par value per share, outstanding.

AVAGO TECHNOLOGIES LIMITED
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 29, 2012

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Condensed Consolidated Financial Statements — Unaudited	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3. Defaults Upon Senior Securities	46
Item 4. Mine Safety Disclosures	46
Item 5. Other Information	46
Item 6. Exhibits	46
SIGNATURES	49
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements — Unaudited

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	July 29, 2012	October 30, 2011 (1)
ASSETS
Current assets:
Cash and cash equivalents	$973	$829
Trade accounts receivable, net	330	328
Inventory	216	194
Other current assets	62	42
Total current assets	1,581	1,393
Property, plant and equipment, net	453	316
Goodwill	180	177
Intangible assets, net	441	499
Other long-term assets	60	61
Total assets	$2,715	$2,446
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239	$221
Employee compensation and benefits	69	89
Capital lease obligations — current	1	2
Other current liabilities	33	38
Total current liabilities	342	350
Long-term liabilities:
Capital lease obligations — non-current	2	4
Other long-term liabilities	82	86
Total liabilities	426	440
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, no par value; 244,784,784 shares and 245,962,320 shares issued and outstanding on July 29, 2012 and October 30, 2011, respectively	1,456	1,479
Retained earnings	831	525
Accumulated other comprehensive income	2	2
Total shareholders’ equity	2,289	2,006
Total liabilities and shareholders’ equity	$2,715	$2,446

__________________________________

(1)	Amounts as of October 30, 2011 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share data)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Net revenue	$606	$603	$1,746	$1,713
Cost of products sold:
Cost of products sold	297	292	860	828
Amortization of intangible assets	14	14	42	42
Restructuring charges	—	—	1	—
Total cost of products sold	311	306	903	870
Gross margin	295	297	843	843
Research and development	89	85	255	234
Selling, general and administrative	49	60	150	165
Amortization of intangible assets	6	5	16	16
Restructuring charges	2	2	4	3
Total operating expenses	146	152	425	418
Income from operations	149	145	418	425
Interest expense	—	—	(1)	(4)
Loss on extinguishment of debt	—	—	—	(20)
Other income, net	1	—	3	1
Income before income taxes	150	145	420	402
Provision for income taxes	5	1	16	4
Net income	$145	$144	$404	$398

Net income per share:
Basic	$0.59	$0.59	$1.65	$1.62
Diluted	$0.58	$0.57	$1.61	$1.57

Weighted average shares :
Basic	245	246	245	246
Diluted	250	253	251	253

Dividends declared and paid per share	$0.15	$0.09	$0.40	$0.24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Three Fiscal Quarters Ended
	July 29, 2012	July 31, 2011
Cash flows from operating activities:
Net income	$404	$398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115	118
Amortization of debt issuance costs	—	1
Loss on extinguishment of debt	—	6
Loss on disposal of property, plant and equipment	3	1
Impairment of investment and loan receivable from investee	2	—
Share-based compensation	39	27
Tax benefits from share-based compensation	10	8
Excess tax benefits from share-based compensation	(6)	(2)
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(2)	1
Inventory	(22)	(11)
Accounts payable	(14)	2
Employee compensation and benefits	(20)	6
Other current assets and current liabilities	(25)	(25)
Other long-term assets and long-term liabilities	(6)	1
Net cash provided by operating activities	478	531
Cash flows from investing activities:
Purchase of property, plant and equipment	(168)	(75)
Acquisitions and investment, net of cash acquired	(2)	(9)
Net cash used in investing activities	(170)	(84)
Cash flows from financing activities:
Proceeds from government grants	2	—
Debt repayments	—	(230)
Debt financing costs	—	(2)
Payments on capital lease obligations	(2)	(2)
Issuance of ordinary shares	28	55
Repurchase of ordinary shares	(100)	(68)
Excess tax benefits from share-based compensation	6	2
Dividend payments to shareholders	(98)	(59)
Net cash used in financing activities	(164)	(304)
Net increase in cash and cash equivalents	144	143
Cash and cash equivalents at the beginning of period	829	561
Cash and cash equivalents at end of period	$973	$704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview, Basis of Presentation and Significant Accounting Policies
Overview
Avago Technologies Limited, or the “Company”, was organized under the laws of the Republic of Singapore in August 2005. We are the successor to the Semiconductor Products Group, or SPG, of Agilent Technologies, Inc., or Agilent. On December 1, 2005, we acquired substantially all of the assets of SPG from Agilent for $2.7 billion, referred to as the SPG Acquisition.
We are a designer, developer and global supplier of analog semiconductor devices with a focus on III-V based products. We offer products in three primary target markets. Our wireless communications, wired infrastructure and industrial and automotive electronics account for the substantial majority of our revenues. Applications for our products in these target markets include cellular phones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, factory automation and displays. Our consumer and computing peripherals target market has historically represented a small portion of our total net revenue and we have transitioned from manufacturing and selling products to selling and licensing intellectual property relevant to this market.
References herein to “we”, “our”, “us” and “Avago” are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires.
Basis of Presentation
Fiscal Periods. We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. The first quarter of our fiscal year 2012 ended on January 29, 2012, the second quarter ended on April 29, 2012, the third quarter ended on July 29, 2012 and the fourth quarter will end on October 28, 2012.
Information. The unaudited condensed consolidated financial statements include the accounts of Avago Technologies Limited and all of its wholly-owned subsidiaries, and are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Intercompany transactions and balances have been eliminated in consolidation.
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
The operating results for the fiscal quarter and three fiscal quarters ended July 29, 2012 are not necessarily indicative of the results that may be expected for the year ending October 28, 2012, or fiscal year 2012, or for any other future period. The balance sheet data as of October 30, 2011 presented is derived from the audited financial statements as of that date.
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
Concentrations of credit risk and significant customers. Our cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents may be redeemable upon demand and are maintained with several financial institutions that management believes are of high credit quality and therefore bear minimal credit risk. The Company seeks to mitigate its credit risks by spreading such risks across multiple counterparties and monitoring the risk profile of these counterparties. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. We perform regular credit evaluations of our customers’ financial conditions, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.
We sell our products through our direct sales force, manufacturers' representatives and distributors. Two customers accounted for 18% and 11%, respectively, of our net accounts receivable balance at July 29, 2012 and these same two customers accounted for 15% and 10%, respectively, of our net accounts receivable balance at October 30, 2011. For the fiscal quarter and three fiscal quarters ended July 29, 2012, one customer represented 13% and 15% of our net revenue, respectively. For the fiscal quarter and three fiscal quarters ended July 31, 2011, no single customer represented 10% or more of our net revenue.

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
The following table summarizes the changes in accrued warranty (in millions):

Balance as of October 30, 2011 — included in other current liabilities	$6
Adjustment to estimate — released to cost of products sold	(3)
Utilized	(1)
Balance as of July 29, 2012 — included in other current liabilities	$2
See Note 11. “Commitments and Contingencies” for further details.
Net income per share. Basic net income per share is computed using the weighted-average number of ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of ordinary shares and potentially dilutive share equivalents outstanding during the period. Diluted shares outstanding includes the dilutive effect of in-the-money options, restricted share units, or RSUs, and employee share purchase rights under the Avago Technologies Limited Employee Share Purchase Plan, or ESPP. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising share options and to purchase shares under the ESPP, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when equity awards become deductible for income tax purposes are collectively assumed to be used to repurchase shares.
Diluted net income per share for the fiscal quarter and three fiscal quarters ended July 29, 2012 and the fiscal quarter and three fiscal quarters ended July 31, 2011 excluded the potentially dilutive effect of weighted-average outstanding equity awards (options, RSUs, and ESPP rights) to acquire 2 million, 2 million, 1 million, and 1 million ordinary shares, respectively, as their effect was antidilutive.
The following is a reconciliation of the denominators of the basic and diluted net income per share computations for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Net income (Numerator):
Net income	$145	$144	$404	$398
Shares (Denominator):
Basic weighted average ordinary shares outstanding	245	246	245	246
Add: Incremental shares for:
Dilutive effect of share options, RSUs and ESPP rights	5	7	6	7
Shares used in diluted computation	250	253	251	253
Net income per share:
Basic:
Net income per share	$0.59	$0.59	$1.65	$1.62
Diluted:
Net income per share	$0.58	$0.57	$1.61	$1.57
Supplemental cash flow disclosures. At July 29, 2012 and October 30, 2011, we had $50 million and $21 million, respectively, of unpaid purchases of property, plant, and equipment included in accounts payable and other current liabilities. Amounts reported as unpaid purchases will be recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statement of cash flows in the period they are paid.
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
Recent Accounting Guidance Not Yet Adopted
In July 2012, the FASB issued updated guidance on indefinite-lived intangible assets impairment test. This guidance is intended to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment, other than goodwill. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. This guidance will be effective for our fiscal year ending November 3, 2013, or fiscal year 2013, with early adoption permitted. We do not expect this new guidance to have a significant impact on our results of operations and financial position.
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
In August 2011, the FASB issued an accounting standard update on goodwill impairment testing. This guidance is intended to reduce the cost and complexity of the goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance will be effective for the first quarter of our fiscal year 2013, with early adoption permitted. We do not expect this new guidance to have a significant impact on our results of operations and financial position.
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
2. Inventory
Inventory consists of the following (in millions):

	July 29, 2012	October 30, 2011
Finished goods	$46	$48
Work-in-process	119	106
Raw materials	51	40
Total inventory	$216	$194
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
4. Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill (in millions):

Balance as of October 30, 2011	$177
2012 acquisition	3
Balance as of July 29, 2012	$180
Intangible Assets
Amortizable purchased intangibles consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of July 29, 2012:
Purchased technology	$728	$(388)	$340
Customer and distributor relationships	257	(158)	99
Other	4	(2)	2
Total	$989	$(548)	$441
As of October 30, 2011:
Purchased technology	$728	$(346)	$382
Customer and distributor relationships	257	(142)	115
Other	4	(2)	2
Total	$989	$(490)	$499
The following table presents the amortization of purchased intangible assets (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Cost of products sold	$14	$14	$42	$42
Operating expenses	6	5	16	16
Total	$20	$19	$58	$58
During the first quarter of fiscal year 2011, we recorded $4 million in intangible assets with a weighted-average amortization period of 14 years in conjunction with an acquisition. See Note 3. “Acquisition.”
Based on the amount of intangible assets subject to amortization at July 29, 2012, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2012 (remainder)	$19
2013	77
2014	77
2015	76
2016	59
2017	49
Thereafter	84
$441

The weighted-average amortization periods remaining by intangible asset category as at July 29, 2012 were as follows (in years):

Amortizable intangible assets:
Purchased technology	7
Customer and distributor relationships	7
Other	22
5. Borrowings
Debt Repayments
During the three fiscal quarters ended July 31, 2011, we redeemed the remaining $230 million aggregate principal amount outstanding of our 11 7/8% Senior Subordinated Notes due December 1, 2015, or senior subordinated notes. We redeemed the senior subordinated notes at a 5.938% premium of the principal amount plus accrued interest, resulting in a loss on extinguishment of debt of $19 million, which consisted of a $14 million premium and a $5 million write-off of debt issuance costs and other related expenses.
Revolving Credit Facility
As of July 29, 2012 and October 30, 2011, we had no borrowings outstanding under our unsecured revolving credit facility and were in compliance with the financial covenants under our credit agreement.
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
Level 2—Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. We did not have any Level 2 asset or liability activities during the three fiscal quarters ended July 29, 2012.
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
We record at cost non-marketable investments where we do not have the ability to exercise significant influence or control and periodically review them for impairment. During fiscal year 2011, we made an investment of $1 million in the common stock of a privately-held non-U.S. company. This equity investment is accounted for under the cost method and is included on the unaudited condensed consolidated balance sheet in other long-term assets. In fiscal year 2011, we also entered into a secured loan and warrant purchase agreement with this company, pursuant to which we provided it with a secured loan of $1 million, at an annual interest rate of 8%, for a term of one year. Based on the quantitative assessment of the financial condition and business prospects of the investee, this equity investment and loan were both determined to be impaired during the fiscal quarter ended January 29, 2012.
We did not have any Level 3 asset or liability activities other than those noted above during the three fiscal quarters ended July 29, 2012.

Assets Measured at Fair Value on a Recurring Basis
The table below sets forth by level our financial assets that were accounted for at fair value as of July 29, 2012. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions).

	Portion of Carrying Value Measured at Fair Value as of July 29, 2012	Fair Value Measurement as of July 29, 2012 Using Quoted Prices In Active Market For Identical Assets (Level 1)
Assets:
Time deposits (1)	$726	$726
Investment Funds — Deferred Compensation Plan Assets (2)	7	7
Available-for-sale securities (3)	4	4
Total assets measured at fair value	$737	$737
Liabilities:
Deferred Compensation Plan Liabilities (4)	$7	$7
_________________________________

(1)	Included in cash and cash equivalents in our unaudited condensed consolidated balance sheet

(2)	Included in other current assets in our unaudited condensed consolidated balance sheet

(3)	Included in other long-term assets in our unaudited condensed consolidated balance sheet

(4)	Included in other current liabilities in our unaudited condensed consolidated balance sheet
During the fiscal quarter ended July 29, 2012, there were no material transfers between Level 1, Level 2 or Level 3 fair value instruments.
Assets Measured at Fair Value on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value as of July 29, 2012.
Fair Value of Other Financial Instruments
The fair values of cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.
7. Shareholders’ Equity
Share Repurchase Program
On June 8, 2011, the Company's board of directors, or the Board, authorized the Company to repurchase up to 15 million of its outstanding ordinary shares, not to exceed $500 million in aggregate, or the 2011 share repurchase program. The 2011 share repurchase program expired at the Company's 2012 Annual General Meeting on April 4, 2012, or 2012 AGM. Under the 2011 share repurchase program, the Company repurchased and cancelled 2.8 million shares for an aggregate purchase price of $85 million in cash during two fiscal quarters ended April 29, 2012 prior to the expiration of the plan. The weighted-average purchase price per share for shares repurchased was $30.50 for the two fiscal quarters ended April 29, 2012. All repurchased shares were immediately retired.
On April 4, 2012, the Board authorized the Company to repurchase up to 15 million of its outstanding ordinary shares, or the 2012 share repurchase program, pursuant to the shareholder approval of the Company's 2012 share purchase mandate received at the Company's 2012 AGM, or the 2012 share purchase mandate. The 2012 share repurchase program will expire at the Company's 2013 Annual General Meeting, unless earlier terminated. Share repurchases will be made in accordance with the terms of the 2012 share purchase mandate, in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The 2012 share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended from time to time or terminated at any time without prior notice. Under the 2012 share repurchase program, the Company repurchased and cancelled 0.4 million shares for an aggregate purchase price of $15 million in cash during the fiscal quarter ended July 29, 2012. The weighted average purchase price per share repurchased was $34.27 for the fiscal quarter ended July 29, 2012. All repurchased shares were immediately retired.

Dividends
We paid a quarterly cash dividend of $0.15 and $0.09 per share, or $37 million and $22 million in total during the fiscal quarters ended July 29, 2012 and July 31, 2011, respectively. We paid aggregate dividends of $98 million and $59 million during the three fiscal quarters ended July 29, 2012 and July 31, 2011, respectively.
Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards granted to employees, directors, and non-employees for the fiscal quarters and three fiscal quarters ended July 29, 2012 and July 31, 2011 (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Cost of products sold	$1	$1	$4	$3
Research and development	6	4	15	10
Selling, general and administrative	8	6	20	14
Total share-based compensation expense	$15	$11	$39	$27
The weighted-average assumptions utilized for our Black-Scholes valuation model for options and ESPP rights granted during the fiscal quarters and three fiscal quarters ended July 29, 2012 and July 31, 2011 are as follows:

	Options
	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Risk-free interest rate	0.7%	1.6%	0.8%	2.1%
Dividend yield	1.7%	1.0%	1.4%	0.9%
Volatility	53.0%	46.0%	53.0%	44.0%
Expected term (in years)	5.0	5.0	5.0	5.0

	ESPP
	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Risk-free interest rate	0.2%	0.1%	0.1%	0.2%
Dividend yield	1.4%	1.0%	1.3%	0.4%
Volatility	52.0%	38.0%	52.0%	40.3%
Expected term (in years)	0.5	0.5	0.5	0.5
The dividend yields for the fiscal quarter and three fiscal quarters ended July 29, 2012 and July 31, 2011 are based on the dividend yield as of the respective option grant dates. Expected volatility is based on the combination of historical volatility of guideline publicly-traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly-traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. Our computations of expected term were based on data, such as the data of peer companies and company-specific attributes, that we believe could affect employees’ exercise behavior.
Based on the above assumptions, the weighted-average fair values of the options granted under the Company's equity incentive award plans for the fiscal quarters ended July 29, 2012 and July 31, 2011 were $13.13 and $12.99, respectively, and $14.30 and $12.36 for the three fiscal quarters ended July 29, 2012 and July 31, 2011, respectively. The weighted-average fair values of the rights to purchase shares in the ESPP for the fiscal quarters ended July 29, 2012 and July 31, 2011 were $13.08 and $9.82, respectively, and $12.92 and $7.76 for the three fiscal quarters ended July 29, 2012 and July 31, 2011, respectively. The weighted-average fair value of RSUs granted in the fiscal quarter ended July 29, 2012 was $33.03. No RSUs were granted in the fiscal quarter ended July 31, 2011. The weighted-average fair values of RSUs granted in the three fiscal quarters ended July 29, 2012 and July 31, 2011 were $34.61 and $32.39, respectively.
Total compensation cost related to unvested options as of July 29, 2012 was $128 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. Total unrecognized compensation cost related to the ESPP as of July 29, 2012 was not material, and is expected to be recognized over the remaining portion of the current offering period under the ESPP, which ends on September 14, 2012. Total compensation cost related to unvested RSUs as of July 29, 2012 was $23 million, which is expected to be recognized over the remaining weighted-average service period of 3 years.
Equity Incentive Award Plans
A summary of option award activity related to our equity incentive plans is as follows (in millions, except years and per share amounts):

		Option Awards Outstanding
	Shares Available for Grant	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of October 30, 2011	10	19	$17.93
Annual increase in shares available for
issuance, per equity incentive plan terms	6	—	—
Granted	(5)	5	34.76
Exercised	—	(2)	12.67
Cancelled	1	(1)	22.45
Balance as of July 29, 2012	12	21	22.09	6.31	$297
Vested as of July 29, 2012		6	14.45	5.71	135
Vested and expected to vest as of
July 29, 2012		20	21.55	6.29	289
The following table summarizes the ranges of outstanding and exercisable option awards as of July 29, 2012 (in millions, except years and per share amounts):

	Option Awards Outstanding			Option Awards Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Number Exercisable	Weighted-Average Exercise Price Per Share
$0.00-5.00	1	3.52	$4.99	1	$4.98
5.01-10.00	2	6.38	9.25	1	9.13
10.01-15.00	5	5.98	12.17	2	11.29
15.01-20.00	1	7.33	17.58	—	17.74
20.01-25.00	3	8.00	20.53	1	20.55
25.01-30.00	—	6.56	29.21	—	28.52
30.01-35.00	5	5.87	32.67	1	32.58
35.01-40.00	4	6.58	35.47	—	37.12
Total	21	6.31	22.09	6	14.45
RSU activity and the number of outstanding RSUs were not material for either of the fiscal quarters and three fiscal quarters ended July 29, 2012 and July 31, 2011.
Employee Share Purchase Plan
The ESPP consists of successive six-month offering periods and permits eligible employees to purchase ordinary shares through payroll deductions, at the end of each offering period, at a price equal to the lesser of 85% of the fair market value of the ordinary shares at either the beginning or ending of the relevant offering period. Deductions may not exceed 10% of an employee's base compensation and an employee may not purchase more than $25,000 worth of shares in any calendar year or offering period, or more than 2,500 shares on any purchase date. The purchase dates under the ESPP are scheduled to occur in March and September of each year, which fall in our second and fourth fiscal quarters, respectively. A total of 0.1 million and 0.2 million shares were purchased under the ESPP for aggregate consideration of $4 million and $3 million during the fiscal quarters ended April 29, 2012 and May 1, 2011, respectively. No shares related to the ESPP were issued during the fiscal quarters ended July 29, 2012 and July 31, 2011. As at July 29, 2012, 7.6 million shares remained available for issuance under the ESPP.
8. Income Taxes
For the fiscal quarter and three fiscal quarters ended July 29, 2012, we recorded an income tax provision of $5 million and $16 million, respectively, compared to $1 million and $4 million for the fiscal quarter and three fiscal quarters ended July 31, 2011, respectively. The provision for the fiscal quarter and three fiscal quarters ended July 31, 2011 included a benefit of $3 million due to a change in estimate on realizability of certain U.S. tax credit carryforwards, and the income tax provision for the three fiscal quarters ended July 31, 2011 included the recognition of a $3 million tax benefit as a result of U.S. legislation enacted in the first quarter of fiscal year 2011 retroactively reinstating the research and development tax credit.
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
10. Related Party Transactions
During the quarter and three fiscal quarters ended July 29, 2012 and July 31, 2011, and for the fiscal year ended October 30, 2011, in the ordinary course of business, on an arm's length basis, the Company purchased from, or sold to, several entities, where one of the Company's directors also serves or served as a director of that entity, including eSilicon Corporation, KLA-Tencor Corporation, Wistron Corporation, WIN Semiconductor Corp., and Flextronics International Ltd. The following tables provide the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):
Transactions and balances with our related parties were as follows (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Total net revenue	$1	$1	$6	$70
Total costs and expenses	3	30	5	50

	July 29, 2012		October 30, 2011
Total receivables	$1		$1
Total payables	—	*	—
_________________________________
* Represent amounts less than $0.5 million.

11. Commitments and Contingencies
Commitments
     The following table sets forth changes in our commitments as of July 29, 2012 for the fiscal periods noted (in millions).

	Total	2012 (remainder)	2013	2014	2015	2016	2017	Thereafter
Operating leases	$91	$2	$8	$8	$8	$4	$4	$57
Purchase commitments	$47	$47	$—	$—	$—	$—	$—	$—
Other Contractual Commitments	$45	$3	$19	$12	$6	$5	$—	$—
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
There were no other substantial changes to our contractual commitments during the first three quarters of fiscal year 2012 from those disclosed in our Annual Report on Form 10-K for fiscal year 2011.
Contingencies
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, from time to time certain disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc., or TriQuint, filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. TriQuint withdrew those claims with respect to three of those four patents. In addition, TriQuint claimed that certain of our wireless products infringe three of its patents. We filed our answer and initial counterclaim on September 17, 2009, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents, and filed additional counterclaims on March 25, 2010 for the misappropriation of Avago trade secrets. On October 16, 2009, TriQuint filed its answer to our initial counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. The court dismissed TriQuint’s antitrust counterclaims on procedural grounds on March 16, 2010, but on August 3, 2010 granted TriQuint's motion to file an amended pleading for its anti-trust claims. Effective May 12, 2012, we entered into a confidential settlement and patent cross-license agreement with TriQuint that resolved these outstanding actions. There was no material impact to our financial position or results of operations as of July 29, 2012 as a result of the confidential settlement.
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

We maintain insurance coverage for product liability and have been working with our insurance carriers to determine the extent of covered losses in this situation. Based on settlements with customers and the status of discussions with other affected customers and discussions with our insurance carriers, we recorded a charge of $2 million during fiscal year 2009 to cover costs relating to this quality issue in excess of expected insurance coverage. During the three fiscal quarters ended July 29, 2012, we reached a final settlement agreement with a customer on this product quality issue. However, the final settlement amount was fully recovered from our insurance carrier in the same period. Therefore, during the three fiscal quarters ended July 29, 2012, we released the $2 million warranty charge, resulting in a $2 million decrease of warranty accrual and cost of goods sold for this product warranty issue.
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
12. Subsequent Events
On August 6, 2012, Avago Technologies Finance Pte. Ltd., or Avago Finance, a subsidiary of Avago Technologies Limited, increased the aggregate commitments under its unsecured revolving credit facility from $200 million to $300 million, pursuant to its exercise in full of the accordion feature under its credit agreement, dated March 31, 2011.
On August 29, 2012, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.16 per share, payable on October 1, 2012 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on September 20, 2012.

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
Overview
We are a leading designer, developer and global supplier of a broad range of analog semiconductor devices with a focus on III-V based products. III-V semiconductor materials have higher electrical conductivity and thus tend to have better performance characteristics in radio frequency, or RF, and optoelectronic applications than silicon. We differentiate ourselves through our high performance design and integration capabilities. We serve three primary target markets. Our wireless communications, wired infrastructure and industrial and automotive electronics account for the substantial majority of our revenues. Applications for our products in these target markets include cellular phones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, factory automation and displays. Our consumer and computing peripherals target market has historically represented a small portion of our total net revenue and we have transitioned from manufacturing and selling products to selling and licensing intellectual property relevant to this market.
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
There have been no significant changes in our critical accounting policies during the three fiscal quarters ended July 29, 2012 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Annual Report on Form 10-K.

Results from Operations
Fiscal Quarter and Three Fiscal Quarters Ended July 29, 2012 Compared to Fiscal Quarter and Three Fiscal Quarters Ended July 31, 2011
The following tables set forth our results of operations for the fiscal quarters and three fiscal quarters ended July 29, 2012 and July 31, 2011.

	Fiscal Quarter Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$606	$603	100%	100%
Cost of products sold:
Cost of products sold	297	292	49	49
Amortization of intangible assets	14	14	2	2
Total cost of products sold	311	306	51	51
Gross margin	295	297	49	49
Research and development	89	85	15	14
Selling, general and administrative	49	60	8	10
Amortization of intangible assets	6	5	1	1
Restructuring charges	2	2	—	—
Total operating expenses	146	152	24	25
Income from operations	149	145	25	24
Other income, net	1	—	—	—
Income before income taxes	150	145	25	24
Provision for income taxes	5	1	1	—
Net income	$145	$144	24%	24%

	Three Fiscal Quarters Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$1,746	$1,713	100%	100%
Cost of products sold:
Cost of products sold	860	828	49	48
Amortization of intangible assets	42	42	3	3
Restructuring charges	1	—	—	—
Total cost of products sold	903	870	52	51
Gross margin	843	843	48	49
Research and development	255	234	15	14
Selling, general and administrative	150	165	8	10
Amortization of intangible assets	16	16	1	1
Restructuring charges	4	3	—	—
Total operating expenses	425	418	24	25
Income from operations	418	425	24	24
Interest expense	(1)	(4)	—	—
Loss on extinguishment of debt	—	(20)	—	(1)
Other income, net	3	1	—	—
Income before income taxes	420	402	24	23
Provision for income taxes	16	4	1	—
Net income	$404	$398	23%	23%
     Net revenue. Net revenue was $606 million for the fiscal quarter ended July 29, 2012, compared to $603 million for the fiscal quarter ended July 31, 2011, an increase of $3 million. Net revenue was $1,746 million for the three fiscal quarters ended July 29, 2012, compared to $1,713 million for the three fiscal quarters ended July 31, 2011, an increase of $33 million or 2%. The slight increase in net revenue was primarily due to strength in our wireless communication target market and significant increase in net revenue from consumer and computing peripherals target market, largely offset by weakness in our industrial target market. The increase in revenue from our consumer and computing peripherals target market was due to the last time purchases of product resulting from our transition from manufacturing and sales of products to an intellectual property licensing and royalty business model in this target market. This transition was substantially completed in the third quarter of fiscal year 2012.
Our three largest target markets, by revenue, are wireless communications, wired infrastructure and industrial and automotive electronics, with consumer and computing peripherals typically representing a much smaller percentage of our overall net revenue. The percentage of total net revenue generated by sales in each of our target markets varies from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality. The first fiscal quarter is typically our lowest revenue and cash generating quarter due, in part, to holiday shut downs at many original equipment manufacturer, or OEM, customers and distributors, and the first half of the fiscal year tends to generate lower revenue than the second half. However, typical seasonality and industry cyclicality may be overshadowed by other factors such as wider macroeconomic effects, timing of significant product transitions and launches by large OEMs and new product launches by our competitors. In the first two quarters of fiscal year 2012, strength in the smartphone market and strong sales to a particular OEM in this market more than offset the typical seasonal downward trend in revenue from our wireless target market but we did not experience the typical seasonal increase in revenue from our wireless target market in the third fiscal quarter of 2012, due to constraints in the supply chain of certain of our end customers as well as timing of product transitions at certain of our OEM customers. We currently expect revenue from our wireless target market to increase significantly in the fourth quarter of fiscal year 2012 primarily due to ramp in new smartphone sales. Weakness in industrial spending, in China in particular, together with the flooding in Thailand in late 2011, a critical area for manufacturing many components important for the semiconductor supply chain, adversely impacted revenue from our industrial target market in the first two quarters of fiscal year 2012. The industrial market began to recover during the second and third fiscal quarters of 2012, particularly in China. However, as end demand declined in Europe and remains flat in North America, we currently expect our revenue from the industrial market to decline in the fourth quarter of fiscal year 2012. We have substantially completed the transition to an intellectual property licensing and royalty business model in consumer and computing peripherals. Therefore we expect a significant decrease in revenue from this target market in the fourth quarter of fiscal year 2012.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During the fiscal quarter and three fiscal quarters ended July 29, 2012, Foxconn Technology Group companies accounted for 13% and 15% of our net revenue, respectively. Our top 10 customers for the fiscal quarter and three fiscal quarters ended July 29, 2012, which included three distributors each, collectively accounted for 57% and 60% of our net revenue, respectively. However, we believe that aggregate sales of our products to certain of our customers exceeds the amount of our direct sales to them. For example, we believe our aggregate sales to two OEMs, when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, each accounted for more than 10% of our net revenues, for the three fiscal quarters ended July 29, 2012. Our aggregate sales to one OEM, when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, accounted for more than 10% of our net revenues for the fiscal quarter ended July 29, 2012. We expect to continue to experience significant customer concentration in future periods.
Net revenue by target market data is derived from our understanding of our end customers’ primary markets, and was as follows:

	Fiscal Quarter Ended			Three Fiscal Quarters Ended
% of net revenue	July 29, 2012	July 31, 2011	Change	July 29, 2012	July 31, 2011	Change
Wireless communications	40%	37%	3%	43%	37%	6%
Wired infrastructure	29	28	1	29	28	1
Industrial and automotive electronics	24	30	(6)	22	30	(8)
Consumer and computing peripherals	7	5	2	6	5	1
Total net revenue	100%	100%		100%	100%

	Fiscal Quarter Ended			Three Fiscal Quarters Ended
Net revenue (in millions)	July 29, 2012	July 31, 2011	Change	July 29, 2012	July 31, 2011	Change
Wireless communications	$241	$223	$18	$750	$628	$122
Wired infrastructure	173	169	4	503	482	21
Industrial and automotive electronics	148	178	(30)	386	511	(125)
Consumer and computing peripherals	44	33	11	107	92	15
Total net revenue	$606	$603	$3	$1,746	$1,713	$33
Net revenue from our wireless communications target market increased in both the third quarter and first three quarters of fiscal year 2012 compared with the corresponding prior year periods due to continued strength in mobile smartphone sales. New product ramps at major smartphone OEMs drove revenue growth during the first three quarters of fiscal year 2012, although growth in revenue for the fiscal quarter ended July 29, 2012 slowed due to a product transition at one of our significant OEM customers. We experienced higher demand for our multi-mode, multi-band power amplifiers, in particular, as well as for our FBAR duplexers in the three fiscal quarters ended July 29, 2012. A portion of the quarter over quarter increase in revenue in this target market was due to various intellectual property licensing royalties of $7 million recognized in the third quarter of fiscal year 2012.
Net revenue from our wired infrastructure target market increased by $4 million and $21 million, respectively, in the third quarter and first three quarters of fiscal year 2012, compared with the corresponding prior year periods, as demand for our newer core routing products increased. During the third quarter and first three quarters of fiscal year 2012, we saw strong growth from sales of our ASICs and proprietary parallel optics used in core routing environments and data center applications compared to the corresponding periods in fiscal year 2011. The increases in our revenue from wired infrastructure target market for the fiscal quarter and three fiscal quarters ended July 29, 2012 were also attributable to increased development agreement revenue and intellectual property licensing revenue of $5 million and $11 million, respectively. However for the three fiscal quarters ended July 29, 2012, these effects were partially offset by a supply chain correction amongst several OEMs in the wired infrastructure market in the first quarter of fiscal year 2012.
Net revenue from our industrial and automotive electronics target market decreased in the third quarter and first three quarters of fiscal year 2012 compared with the corresponding prior year periods. This decrease was due primarily to continued, and worse than expected, supply chain corrections, weakness in industrial spending, in China in particular, softness in distributor resales and weaker OEM demand during the third quarter and first three quarters of fiscal year 2012, compared with the same periods in fiscal year 2011. The flooding in Thailand impacted the manufacturing of certain products we sell into our industrial target market during the fiscal quarter ended January 29, 2012, which contributed to the decrease in revenues from this target market in the first three quarters of fiscal year 2012. However, these effects were partially offset by increases in revenue from development agreements and the sale of certain of our intellectual property of approximately $7 million and $6 million, for the fiscal quarter and three fiscal quarters ended July 29, 2012, respectively.
Net revenue from our consumer and computing peripherals target market increased significantly in the third quarter of fiscal year 2012 compared with the corresponding period in 2011. This increase in revenue was due to the last time purchases of product in the third quarter of fiscal year 2012, resulting from our transition from manufacturing and sales of products to an intellectual property licensing and royalty business model in this target market. Historically, most of our revenue from the consumer and computing peripherals target market has been from the sale of mouse products. However, as this is a mature and non-strategic market for us, we have transitioned from developing, manufacturing and selling these products to licensing or selling our intellectual property relevant to this target market, thereby generating royalty revenue instead of product sales. Due to the structure of the licensing arrangement, royalty revenue may fluctuate from period to period. During the fiscal quarter and the three fiscal quarters ended July 29, 2012, we generated approximately $1 million and $15 million, respectively, in intellectual property-related revenue from this target market.
Gross margin. Gross margin was $295 million for the fiscal quarter ended July 29, 2012 compared to $297 million for the fiscal quarter ended July 31, 2011, a slight decrease of $2 million. Gross margin was $843 million for both the three fiscal quarters ended July 29, 2012 and July 31, 2011. As a percentage of net revenue, gross margin remained flat at 49% for each of the fiscal quarters ended July 29, 2012 and July 31, 2011. Gross margin decreased slightly to 48% for the three fiscal quarters ended July 29, 2012 from 49% for the three fiscal quarters ended July 31, 2011. The slight decrease in gross margin in the quarter and three quarters ended July 29, 2012 was driven by product mix, with a higher proportion of sales into our wireless communication target market compared to sales into our higher-margin industrial and automotive electronics target market, substantially offset by (i) an increase in revenue from development agreements and sales and licensing of intellectual property of $20 million and $43 million in the fiscal quarter and three fiscal quarters ended July 29, 2012, respectively, (ii) a $2 million and $6 million decrease in depreciation expense during the fiscal quarter and three fiscal quarters ended July 29, 2012, respectively, resulting from a change in the duration of the useful lives of certain of our manufacturing equipment which occurred in the fourth quarter of fiscal year 2011, and (iii) a $3 million and $9 million decrease in cost of products sold due to a revision in cost allocation methodology during the fiscal quarter and three fiscal quarters ended July 29, 2012, respectively, in each case when compared to the corresponding periods in fiscal year 2011. As discussed above, during the fiscal quarter ended January 29, 2012, we revised our cost allocation methodology to fully burden with overhead costs the expense for wafers used in research and development projects that are processed through our internal fabrication facilities, or R&D wafer cost allocation methodology.
Research and development. Research and development expense was $89 million for the fiscal quarter ended July 29, 2012, compared to $85 million for the fiscal quarter ended July 31, 2011, an increase of $4 million or 5%. Part of the increase in absolute dollars was attributable to a $6 million increase in research and development project consumables and services, $3 million of which was due to the change in R&D wafer cost allocation methodology, as discussed above under Gross margin, which increased gross margin by a corresponding amount. The increase in research and development expense was also attributable to a $2 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our Employee Share Purchase Plan, or ESPP, and a $2 million increase in depreciation expense related to capital expenditures supporting research and development efforts, partially offset by a $6 million decrease in accrued incentive compensation expense compared to the fiscal quarter ended July 31, 2011. The overall increase in research and development expense is net of $2 million in accrued reimbursements pursuant to research and development grants.
Research and development expense was $255 million for the three fiscal quarters ended July 29, 2012, compared to $234 million for the three fiscal quarters ended July 31, 2011, an increase of $21 million or 9%. As a percentage of net revenue, research and development expenses increased slightly to 15% for the three fiscal quarters ended July 29, 2012, compared to 14% for the three fiscal quarters ended July 31, 2011. The majority of this increase, in absolute dollars, resulted from investments in our wired infrastructure and wireless communications solutions. Part of the increase was attributable to a $13 million increase in research and development project consumables and services, $9 million of which was due to the change in R&D wafer cost allocation methodology, as discussed above under Gross margin, which increased gross margin by a corresponding amount. The increase in research and development expense was also attributable to a $7 million increase in depreciation expense related to capital expenditures supporting research and development efforts, a $5 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our ESPP and a $2 million increase in research and development equipment expense, partially offset by a $6 million decrease in accrued incentive compensation expense compared to the three fiscal quarters ended July 31, 2011. The overall increase in research and development expense is net of $5 million in accrued reimbursements pursuant to research and development grants.
Selling, general and administrative. Selling, general and administrative expense was $49 million for the fiscal quarter ended July 29, 2012, compared to $60 million for the fiscal quarter ended July 31, 2011, a decrease of $11 million or 18%. As a percentage of net revenue, selling, general and administrative expense decreased slightly to 8% from 10% for the fiscal quarter ended July 31, 2011. Changes in components of selling, general and administrative expense for the fiscal quarter ended July 29,

2012 consisted of a $6 million decrease in legal expenses related to offensive litigation matters, a $3 million decrease in accrued incentive compensation expense, a $1 million decrease in external services related to consulting and IT, a $1 million decrease in commissions expense and a $1 million decrease in depreciation expense, partially offset by a $2 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our ESPP, compared to the fiscal quarter ended July 31, 2011.
Selling, general and administrative expense was $150 million for the three fiscal quarters ended July 29, 2012 compared to $165 million for the three fiscal quarters ended July 31, 2011, a decrease of $15 million or 9%. Changes in components of selling, general and administrative expense for the three fiscal quarters ended July 29, 2012 consisted of a $9 million decrease in legal expenses related to offensive litigation matters, a $4 million decrease in depreciation expense, a $3 million decrease in accrued incentive compensation expense, and a $3 million decrease in external services expense related to consulting and IT, partially offset by a $6 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our ESPP, compared to the three fiscal quarters ended July 31, 2011.
Amortization of intangible assets. Total amortization of intangible assets incurred were $20 million and $19 million for the fiscal quarters ended July 29, 2012 and July 31, 2011, respectively. Total amortization of intangible assets incurred were $58 million for both the three fiscal quarters ended July 29, 2012 and July 31, 2011.
Restructuring charges. We incurred $2 million and $5 million in restructuring charges for the fiscal quarter and three fiscal quarters ended July 29, 2012, respectively, compared to restructuring charges of $2 million and $3 million for the fiscal quarter and three fiscal quarters ended July 31, 2011, respectively.
Interest expense. Interest expense was $0 million and $1 million for the fiscal quarter and three fiscal quarters ended July 29, 2012, representing ongoing commitment fees related to our revolving credit facility, compared to $0 million and $4 million for the fiscal quarter and three fiscal quarters ended July 31, 2011. The decrease was primarily due to the redemption of the remaining $230 million aggregate principal amount of our outstanding senior subordinated notes in the three fiscal quarters ended July 31, 2011.
Loss on extinguishment of debt. During the three fiscal quarters ended July 31, 2011, we redeemed $230 million aggregate principal amount of our senior subordinated notes. The redemption of the senior subordinated notes resulted in a loss on extinguishment of debt of $19 million. During the three fiscal quarters ended July 31, 2011, we replaced our existing revolving credit facility with a new revolving credit facility. This resulted in a loss on extinguishment of debt of $1 million, primarily related to the write-off of debt amortization costs. See Note 5 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Other income, net. Other income, net includes interest income, foreign currency gains (losses) on balance sheet remeasurement and other miscellaneous items. Other income, net was $1 million and $3 million for the fiscal quarter and three fiscal quarters ended July 29, 2012, respectively, compared to other income, net of $0 million and $1 million for the fiscal quarter and three fiscal quarters ended July 31, 2011, respectively. The increase in other income, net for the three fiscal quarters ended July 29, 2012, compared to the three fiscal quarters ended July 31, 2011 is primarily attributable to a $2 million allocation of insurance proceeds received relating to claims arising out of the flooding in Thailand and an $2 million increase in interest income, partially offset by an $1 million impairment of a cost method investment and a $1 million impairment of a loan to the same cost method investee.
Provision for income taxes. We recorded an income tax provision of $5 million and $16 million for the fiscal quarter and three fiscal quarters ended July 29, 2012, respectively, compared to $1 million and $4 million for the fiscal quarter and three fiscal quarters ended July 31, 2011, respectively. The provision for the fiscal quarter and three fiscal quarters ended July 31, 2011 included a benefit of $3 million due to a change in estimate on realizability of certain U.S. tax credit carryforwards, and the tax expense for the three fiscal quarters ended July 31, 2011 included a benefit of $3 million from U.S. legislation enacted in the first quarter of fiscal year 2011 retroactively reinstating the research and development tax credit, while the overall year over year increase in tax provisions for all periods presented in fiscal year 2012 was primarily due to a change in the jurisdictional mix of income and expense.
Backlog
Our sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, canceled or modified on relatively short notice, and in most cases without substantial penalty. Therefore, we believe that purchase orders or backlog are not a reliable indicator of future sales.
Seasonality
We are affected by seasonal trends in the semiconductor and related industries. We typically experience sequentially lower revenues in the first half of the fiscal year. Historically, our revenue in the second half of the fiscal year is typically higher than our revenue in the first half of the fiscal year due to seasonality in our wireless communications target market. This target market historically tended to experience seasonality due to the “back to school” and calendar year-end holiday selling seasons. However, these seasonal effects are increasingly overshadowed by other factors such as significant product transitions and launches by large OEMs and macroeconomic effects. See Net revenue for a further discussion of seasonal trends on our results of operations for the fiscal quarter and three fiscal quarters ended July 29, 2012.
Liquidity and Capital Resources
Our primary sources of liquidity consist of: (1) approximately $973 million in cash and cash equivalents as at July 29, 2012, (2) cash we expect to generate from operations and (3) our $300 million revolving credit facility, which is committed until March 31, 2015, all of which is available to be drawn.
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
In June 2011, our Board, authorized the repurchase of up to 15 million of the Company’s outstanding ordinary shares, not to exceed $500 million in the aggregate, referred to as the 2011 share repurchase program. Under the 2011 share repurchase program, the Company repurchased 2.8 million shares for an aggregate purchase price of $85 million in cash during the three fiscal quarters ended July 29, 2012. On April 4, 2012, our Board of Directors authorized the Company to repurchase up to 15 million of its ordinary shares, referred to as the 2012 share repurchase program. This replaces the 2011 share repurchase program, which expired at the Company's 2012 Annual General Meeting, or AGM, held on April 4, 2012. Share repurchases under the 2012 share repurchase program are made in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased depend on a variety of factors including price, market conditions and applicable legal requirements. The 2012 share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. The 2012 share repurchase program, will expire at the Company's 2013 AGM, unless earlier terminated. For the fiscal quarter and three fiscal quarters ended July 29, 2012, the Company repurchased 0.4 million shares for an aggregate of purchase price of $15 million in cash under the 2012 share repurchase program.
On August 6, 2012, Avago Technologies Finance Pte. Ltd., or Avago Finance, a subsidiary of Avago Technologies Limited, increased the aggregate commitments under its unsecured revolving credit facility from $200 million to $300 million, pursuant to its exercise in full of the accordion feature under its credit agreement, dated March 31, 2011.
On August 29, 2012, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.16 per share, payable on October 1, 2012 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on September 20, 2012.
Our cash and cash equivalents increased by $144 million to $973 million at July 29, 2012 from $829 million at October 30, 2011. The increase was attributable to $478 million cash provided by operating activities and $28 million in cash received from the issuance of ordinary shares upon exercises of options under our employee equity incentive plans and purchases of shares under our ESPP. The increase was offset by $100 million of cash paid to repurchase 3.2 million of our ordinary shares, $168 million cash paid for capital expenditures, and $98 million in dividends paid to our shareholders.
We believe that our cash and cash equivalents on hand, and cash flows from operations, combined with availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending, quarterly dividends (if and when declared by our Board) and any share repurchases we may choose to make under our share repurchase program for at least the next 12 months. We anticipate that our capital expenditures for fiscal year 2012 will be significantly higher than for fiscal year 2011, due primarily to spending on capacity expansion in our Fort Collins internal fabrication facility, as well as spending on equipment to support various research and development projects. We expect to spend $70 million to $80 million on capital expenditures during the fourth quarter of fiscal year 2012. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. We could also reduce certain expenditures such as repurchases of our ordinary shares and payment of our quarterly dividend. In such circumstances we may seek to obtain debt or equity financing in the future. However, we cannot assure that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including under our revolving credit facility, will depend on our ability to generate cash in the future. In addition, even though we may not need additional funds, we may still elect to sell additional debt or equity securities or increase our current credit facility for other reasons.

In summary, our cash flows were as follows (in millions):

	Three Fiscal Quarters Ended
	July 29, 2012	July 31, 2011
Net cash provided by operating activities	$478	$531
Net cash used in investing activities	(170)	(84)
Net cash used in financing activities	(164)	(304)
Net increase in cash and cash equivalents	$144	$143
Cash Flows for the Three Fiscal Quarters Ended July 29, 2012 and July 31, 2011
  Operating Activities
Net cash provided by operating activities during the three fiscal quarters ended July 29, 2012 was $478 million. The net cash provided by operating activities was principally due to net income of $404 million, which includes $6 million of insurance proceeds received in respect of claims relating to the flooding in Thailand, and non-cash charges of $163 million, partially offset by changes in operating assets and liabilities of $89 million. The non-cash charges of $163 million included $115 million for depreciation and amortization and $39 million of share-based compensation.
Accounts receivable increased to $330 million at July 29, 2012 from $328 million at the end of fiscal year 2011. The number of days sales outstanding increased to 50 days at July 29, 2012 from 48 days at October 30, 2011 due to linearity of revenue. We use the current quarter revenue and accounts receivable at quarter end in our calculation of number of days sales outstanding.
Inventory increased to $216 million at July 29, 2012 from $194 million at the end of fiscal year 2011. The number of days of inventory on hand increased to 66 days at July 29, 2012 compared to 58 days at October 30, 2011 due to an increase in inventory to prepare for an anticipated increase in demand, as well as a significant wafer purchase in the quarter ended April 29, 2012 to secure advantageous pricing. We use the current quarter cost of products sold and inventory at quarter end in our calculation of days on hand of inventory.
Other current assets increased to $62 million at July 29, 2012 from $42 million at the end of fiscal year 2011 primarily due to a $6 million increase in advances made to certain of our existing distributors for anticipated distributor price adjustments, a $5 million increase in receivables from our contract manufacturers for materials purchased on their behalf and a $4 million increase in receivables from intellectual property-related revenue. During the second quarter of fiscal year 2012, we entered into agreements with certain distributors whereby we agreed to advance cash to them to fund estimated price adjustments. These advances are estimated based on an agreed percentage of the rolling previous three months average ending inventory as reported by the distributor multiplied by the rolling previous three months price adjustment credits as a percentage of the distributor's reported rolling previous three months resales. The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances, and are due upon demand. The agreements governing these advances can be cancelled by us at any time. Such advances have no impact on revenue recognition or our unaudited condensed consolidated statements of operations and are recorded in other current assets on our unaudited condensed consolidated balance sheets.
Current liabilities decreased to $342 million at July 29, 2012 from $350 million at the end of fiscal year 2011 primarily due to a decrease in employee compensation and benefits accruals and other current liabilities, partially offset by an increase in accounts payable. Employee compensation and benefits accruals decreased to $69 million at July 29, 2012 from $89 million at fiscal year 2011 mainly due to payments made under our employee bonus plan in respect of fiscal year 2011 performance. Other current liabilities decreased due to a $3 million release of warranty accruals and $3 million recognition of previously deferred revenue. Accounts payable increased to $239 million from $221 million at the end of fiscal year 2011 mainly due to timing of disbursements.
Net cash provided by operating activities during the three fiscal quarters ended July 31, 2011 was $531 million. The net cash provided by operating activities was principally due to net income of $398 million and non-cash charges of $159 million, partially offset by changes in operating assets and liabilities of $26 million. The non-cash charges of $159 million included $118 million for depreciation and amortization, $27 million of share-based compensation, $8 million in tax benefits from share-based compensation and $6 million of debt issuance costs written off in connection with our debt redemption. Net income was also reduced by $14 million for the premium paid on our debt redemption which is included in the $20 million loss on extinguishment of debt in the unaudited condensed consolidated statement of operations.
Accounts receivable remained flat at $285 million at the end of the third quarter of fiscal year 2011 compared to the end of fiscal year 2010. The number of days sales outstanding decreased to 43 days at July 31, 2011 from 45 days at October 31, 2010 due to improved linearity of revenue.
Inventory increased to $200 million at July 31, 2011 from $189 million at the end of fiscal year 2010. The number of days of inventory on hand increased only slightly to 62 days at July 31, 2011 compared to 61 days at October 31, 2010.
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
  Investing Activities
Net cash used in investing activities for the three fiscal quarters ended July 29, 2012 was $170 million, primarily due to purchases of property, plant and equipment in connection with the continued expansion of our manufacturing facility in Fort Collins, Colorado.
Net cash used in investing activities for the three fiscal quarters ended July 31, 2011 was $84 million, primarily due to purchases of property, plant and equipment of $75 million, in connection with the expansion of our manufacturing facilities in Fort Collins, Colorado, and in Singapore and $8 million related to a business acquisition completed in the first two fiscal quarters of fiscal year 2011.
  Financing Activities
Net cash used in financing activities for the three fiscal quarters ended July 29, 2012 was $164 million. The net cash used in financing activities was principally due to an aggregate of $98 million in payments of cash dividends to shareholders and the payment of an aggregate of $100 million to repurchase and cancel 3.2 million shares of our ordinary shares under our 2011 and 2012 share repurchase programs. This was partially offset by $28 million in net proceeds provided by the exercise of options and purchases under our ESPP.
Net cash used in financing activities for the three fiscal quarters ended July 31, 2011 was $304 million. The net cash used in financing activities was principally due to the redemption of the remaining $230 million in principal amount of senior subordinated notes, an aggregate of $59 million in payments of cash dividends to shareholders and the payment of an aggregate of $68 million to repurchase and cancel 1.9 million shares of our ordinary shares under our share repurchase program. This was partially offset by $55 million provided by the exercise of options and purchases of our ordinary shares by employees under our ESPP.
Indebtedness
As of July 29, 2012, we had $3 million of capital lease obligations. At such date, we also had $200 million of borrowing capacity available under our revolving credit facility. We had no borrowings outstanding under our revolving credit facility as of July 29, 2012.
On August 6, 2012, Avago Finance exercised the accordion feature under its credit agreement to increase the aggregate commitments for its unsecured revolving credit facility from $200 million to $300 million. This increase in result in a corresponding increase in commitment fees payable under the credit agreement.
Contractual Commitments
See Note 11 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
There were no other substantial changes to our contractual commitments during the first three quarters of fiscal year 2012 from those disclosed in our 2011 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at July 29, 2012 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
 Foreign Currency Derivative Instruments
Gains and losses from foreign currency transactions, as well as derivative instruments, were included in our unaudited consolidated statements of operations. The amounts were not material for the fiscal quarter and three fiscal quarters ended July 29, 2012 and the fiscal quarter and three fiscal quarters ended July 31, 2011.
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial conditions and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of July 29, 2012, we do not believe that we have any material direct or indirect exposure to the European financial markets.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of July 29, 2012. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of July 29, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
A description of some of the primary risk factors associated with our business is set forth below. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2012. These risk factors, which could materially affect our business, financial conditions or results of operations, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations.
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
Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	customer concentration and the gain or loss of significant customers;

•	market acceptance of our products and our customers' products;

•	changes in our product mix or customer mix and their effect on our gross margin;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenues and royalty and other payments from intellectual property sales and licensing arrangements;

•	new product announcements and introductions by us or our competitors;

•	the timing of the launch by our customers of new products, such as cell phones, in which our products are included;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	seasonality or cyclical fluctuations in our markets;

•	currency fluctuations;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	intellectual property disputes and associated litigation expenses;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.
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
Although we operate using a primarily outsourced manufacturing business model, we also rely on the manufacturing facilities we own, in particular our fabrication facilities in Fort Collins, Colorado and Singapore. We maintain our internal fabrication facilities for products utilizing our innovative materials and processes, to protect our intellectual property, to develop the technology for manufacturing and to ensure supply of certain components. A prolonged disruption or material malfunction of, interruption in, or the loss of operations at, one or more of our production facilities, especially our Fort Collins and Singapore facilities, or the failure to maintain our labor force at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. The replacement of any of our manufacturing facilities could take an extended amount of time and significant expenditures on our part before manufacturing operations could restart. The potential delays and significant costs resulting from these steps, which could have a material adverse effect on our business, financial condition and results of operations.
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
From time to time, we and our suppliers have experienced difficulty in beginning production at new facilities, transferring production to other facilities, achieving and maintaining a high level of process quality and effecting transitions to new manufacturing processes, all of which have caused us to suffer delays in product deliveries or reduced yields. We and our suppliers may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, transferring production to other facilities, upgrading or expanding existing facilities, including our Fort Collins facility, or changing our process technologies, any of which could result in a loss of future revenues. Our results of operations could be adversely affected by any increase in costs related to increases in production capacity if revenues do not increase proportionately.
Winning business is subject to lengthy, competitive selection processes that require us to incur significant expense. Even if we begin a product design, a customer may decide to cancel or change its product plans, which could cause us to generate no revenues from a product and adversely affect our results of operations.
We are focused on winning competitive bid selection processes, known as “design wins,” to develop semiconductors for use in our customers' products. These selection processes are typically lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that many of our products and the end products into which our products are incorporated often have very short life cycles. For example, cell-phone manufacturers regularly introduce new or upgraded handsets, often every 12-18 months and sometimes more frequently, and will bid out the components for each new model, and often every upgrade of a particular model. Failure to obtain a design win sometimes prevents us from offering an entire generation of a product. This can result in lost revenues and could weaken our position in future competitive selection processes.
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
We are currently, and from time to time may be, subject to warranty or product liability claims that have lead, and may in the future lead, to significant expenses as we compensate affected customers for costs incurred related to product quality issues. Although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, our reserves may be inadequate to cover the uninsured portion of such claims. Conversely, in some cases, amounts we reserve may ultimately exceed our actual liability for particular claims and may need to be reversed. For example, in the second quarter of fiscal year 2009 we identified a product quality issue with a particular component that we took steps to correct, including notifying our customers, offering to replace such components and provide customers with appropriate financial compensation. Through July 29, 2012, we had recorded an aggregate of $10 million in charges (including a reversal of warranty accrual of $6 million in the year ended October 30, 2011) associated with this issue, and may incur additional charges as we continue to work with our customers to resolve the matter.
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
Some of our customers are material to our business and results of operations. During the three fiscal quarters ended July 29, 2012, Foxconn Technology Group companies accounted for 15% of our net revenue and our top 10 customers, which included three distributors, collectively accounted for 60% of our net revenue. During fiscal year 2011, no direct customer accounted for 10% or more of our net revenue, but our top 10 customers, which included three distributors, collectively accounted for 54% of our net revenue. However, we believe that aggregate sales of our products to certain of our customers exceeds the amount of our direct sales to them. For example, we believe our aggregate sales to two OEMs, when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, each accounted for more than 10% of our net revenues, respectively, for the three fiscal quarters ended July 29, 2012. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Our top customers' purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margins on certain products. In addition, we expect this will result in our results of operations becoming increasingly sensitive to deterioration in the financial condition of, or other adverse developments related to, one or more of our significant customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. As a result, although our customers provide indications of their product needs and purchases on an annual basis, they generally purchase our products on a weekly or daily basis and the relationship, as well as particular orders, can be terminated at any time. In order to ensure availability of our products for some of our largest customers, we start the manufacturing of our products in advance of receiving purchase orders, based on forecasts provided by these customers. However, these forecasts are not binding purchase commitments and as a result, we incur inventory and manufacturing costs in advance of anticipated sales. Since actual demand for our products may not match these forecasts, manufacturing based on such forecasts subjects us to increased risks of high inventory carrying costs, increased obsolescence and increased operating costs. In addition, the loss of any of our major customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.
We are subject to risks associated with our distributors' product inventories and product sell-through.
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor either in arrears or in advance based on estimates. We record reserves for distributor rights related to these limited stock returns and price adjustments. We recognize revenues for sales to distributors upon delivery to the distributors, net of estimated provisions for these stock return and price adjustment programs. We have recently extended these programs with certain distributors in China and intend to extend them on a selective basis to some of our other distributors in other geographies. The reserves recorded for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates. In addition, the timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 28% and 37% of our net revenue for the three fiscal quarters ended July 29, 2012 and fiscal year 2011, respectively.
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
We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers, some of which are our single source suppliers for these materials. We purchase a significant portion of our semiconductor materials and finished goods from a few suppliers and contract manufacturers. For the first three quarters of fiscal year 2012, we purchased 53% of the materials for our manufacturing processes from six suppliers. For fiscal year 2011, we purchased 55% of the materials for our manufacturing processes from seven suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers' requirements or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
We sell our products throughout the world. In addition, as at July 29, 2012, approximately 65% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
A significant legal risk associated with conducting business internationally is compliance with various and differing anti-corruption and anti-bribery laws and regulations of the countries in which we do business, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in China. In addition, the anti-corruption laws in various countries are constantly evolving and may, in some cases, conflict with each other. Our Code of Ethics and Business Conduct and other policies prohibit us and our employees from offering or giving anything of value to a government official for the purpose of obtaining or retaining business and from engaging in unethical business practices, including kick-backs to or from purely private parties. However, there can be no assurance that all of our employees or agents will refrain from acting in violation of this and our related anti-corruption policies and procedures. Any such violation could have a material adverse effect on our business.
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
We have accepted research and development grants, the receipt and amount of which are subject to our satisfaction of certain terms and conditions. During the first three quarters of fiscal year 2012, we recorded an aggregate of $5 million in credits to research and development expense and $1 million as a deferred credit for capital expenditures pursuant to these grants. During fiscal year 2011, we recorded an aggregate of $1 million in credits to research and development expense and $1 million as a deferred credit for capital expenditures pursuant to these grants. If we cannot or elect not to satisfy the terms and conditions of any of these grants, expenses incurred in respect of the relevant research and development projects will not be approved for reimbursement, we may be required to return amounts previously paid to us under the grants and further grants may not be available to us in the future.
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
Any future acquisitions may require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings, and in the case of equity financing, would be dilutive to our existing shareholders. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.
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
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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
We may be required to take additional charges in the future as we continue to evaluate our operations and cost structures relative to general economic conditions, market demands, our cost competitiveness, our geographic footprint as it relates to our customers' production requirements and our research and development focus, and the effects of any acquisitions we may make. The timing or amount of any future restructuring charges is uncertain. Additionally, there are other potential risks associated with our restructurings that could adversely affect us, such as delays encountered with the finalization and implementation of the restructuring activities, work stoppages, and the failure to achieve targeted cost savings. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows may be adversely impacted.
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
As of August 24, 2012, approximately 21.5 million outstanding ordinary shares are subject to the contractual transfer restrictions in our Second Amended and Restated Shareholder Agreement. The Company and the shareholders party to that agreement have in the past and may in future decide to waive these transfer restrictions.
As of August 24, 2012, holders of approximately 21.5 million ordinary shares are entitled to rights with respect to registration of such shares under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a Registration Rights

Agreement with us. These holders have exercised their registration rights several times since our since our initial public offering, or IPO, in August 2009 and if such holders, by exercising their registration rights or otherwise, continue to sell a large number of shares, they could adversely affect the market price for our ordinary shares. If we register the sale of additional shares to raise capital and are required to include shares held by these holders in such registration pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
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
Our Board adopted a dividend policy pursuant to which the Company will pay quarterly dividends on our ordinary shares and our Board has also re-approved a program authorizing management to repurchase up to 15 million of the Company's ordinary shares, in their discretion, which authorization will expire at our 2013 AGM. The declaration and payment of any future dividend is subject to the approval of our Board and our dividend policy could change at any time. Similarly, our share repurchase program may be suspended from time to time or terminated at any time prior to its expiration at the 2013 AGM. There can be no assurance that we will declare cash dividends or repurchase shares in the future in any particular amounts, or at all. Furthermore, we may declare dividends as interim dividends, which are wholly provisional under Singapore law and may be revoked by our Board at any time prior to the payment thereof. The payment of cash dividends is restricted by applicable law and our corporate structure. Pursuant to Singapore law and our articles of association, no dividends may be paid except out of our profits. Also, because we are a holding company, our ability to pay cash dividends on our ordinary shares and to repurchase our shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of our credit agreement.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the fiscal quarter ended July 29, 2012.
Issuer Repurchase of Equity Securities
The following table presents details of our share repurchases during the fiscal quarter ended July 29, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Shares Available Under Repurchase Programs
				(in millions)
April 30, 2012 - May 27, 2012	—	$—	—	15.0
May 28, 2012 - June 24, 2012	94,982	$34.06	94,982	14.9
June 25, 2012 - July 29, 2012	323,499	$34.33	323,499	14.6
Total	418,481	$34.27	418,481
___________________________________

(1)
All share repurchases during the period from April 30, 2012 to July 29, 2012 were made in open market transactions, pursuant to our publicly announced 2012 share repurchase program. All repurchases were made in accordance with Rule 10b-18 under the Exchange Act.

On April 5, 2012, we announced that our Board had authorized the Company to repurchase up to 15 million of its ordinary shares. This replaces the 2011 share repurchase program announced by the Company on June 9, 2011, which expired at the 2012 Annual General Meeting, under which the Company was authorized to repurchase up to 15 million of its ordinary shares, not to exceed $500 million in the aggregate. Shares repurchases under the 2012 share repurchase program, if any, will be made in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The 2012 share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. The 2012 share repurchase program will expire at the Company's 2013 AGM, unless earlier terminated.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Fiscal Year 2013 Avago Performance Bonus Plan for Executive Employees
On August 28, 2012, the Compensation Committee of the Board approved the form of performance based annual cash incentive bonus plan for all of our executive management, or APB Plan, for fiscal year 2013.  The APB Plan for fiscal year 2013 was approved in the same form as the APB Plan for fiscal year 2012, previously filed with the SEC.

Dividend
On August 29, 2012, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.16 per share, payable on October 1, 2012 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on September 20, 2012.
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
________________________________

†
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at July 29, 2012 and October 30, 2011, (ii) Unaudited Condensed Consolidated Statements of Income for the fiscal quarters and three fiscal quarters ended July 29, 2012 and July 31, 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three fiscal quarters ended July 29, 2012 and July 31, 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

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
Date: August 30, 2012