Form 10-K
period 2012-10-28
Avago Technologies LTD
filed 2012-12-17
CIK 1441634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 28, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
State the aggregate market value of the Registrant’s voting and non-voting ordinary shares held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of April 29, 2012, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on April 27, 2012, the last trading day prior to our fiscal quarter end) was approximately $7,715,427,462.
As of December 7, 2012, the Registrant had 245,742,488 ordinary shares outstanding.
Documents Incorporated by Reference
Information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K. The Registrant intends to file its definitive Proxy Statement within 120 days after its fiscal year ended October 28, 2012.

AVAGO TECHNOLOGIES LIMITED
2012 ANNUAL REPORT ON FORM 10-K

PART I
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and particularly in Item 1: “Business,” Item 1A:“Risk Factors,” Item 3: “Legal Proceedings” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. These statements are indicated by words or phrases such as “anticipate,” “expect,” “estimate,” “seek,” “plan,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations; statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, or enforceability of our intellectual property rights; and the effects of seasonality on our business. These forward-looking statements are based on current expectations, estimates, forecasts and projections of our or industry performance, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. These factors include global economic conditions and concerns; cyclicality in the semiconductor industry or in our target markets; quarterly and annual fluctuations in operating results; demands or loss of our significant customers; increased dependence on the volatile, wireless handset market; our competitive performance and ability to continue achieving design wins with our customers and the timing of those design wins; our dependence on contract manufacturing and outsourced supply chain, including single source suppliers, and our ability to improve our cost structure through our manufacturing outsourcing program; prolonged disruptions of our or our contract manufacturers' manufacturing facilities or other significant operations, for example due to natural disasters; our increased dependence on outsourced service providers for certain key business services and their ability to execute to our requirements; our ability to maintain gross margin; our ability to maintain tax concessions in certain jurisdictions; our ability to protect our intellectual property, defend against third-party intellectual property claims and any associated increases in litigation expenses; dependence on and risks associated with distributors of our products; any expenses or reputational damage associated with resolving customer product warranty and indemnification claims; our ability to achieve the growth prospects and synergies expected from our acquisitions; delays, challenges and expenses associated with integrating acquired companies with our existing businesses; and other events and trends on a national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature. All of the forward-looking statements in this Annual Report on Form 10-K are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” Part I, Item 1A of this Annual Report on Form 10-K. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not in fact occur. We undertake no intent or obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
References in this Annual Report on Form 10-K to “Avago”, “the Company”, “we”, “our”, or “us” refer to Avago Technologies Limited and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires. Our fiscal year ends on the Sunday closest to October 31. We refer to our fiscal years by the calendar year in which they end. For example, the fiscal year ended October 28, 2012 is referred to as “fiscal year 2012”.

ITEM 1.	BUSINESS
Overview
We are a leading designer, developer and global supplier of a broad range of analog semiconductor devices with a focus on III-V based products. III-V semiconductor materials have higher electrical conductivity and thus tend to have better performance characteristics in radio frequency, or RF, and optoelectronic applications than silicon. We differentiate ourselves through our high performance design and integration capabilities. We serve three primary target markets, with our wireless communications, wired infrastructure and industrial and automotive electronics target markets accounting for the substantial majority of our revenues. Our product portfolio is extensive and includes thousands of products. Applications for our products in these target markets include cellular phones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, factory automation and displays. Until recently, we also sold products into the consumer and computing peripherals target market, which has historically represented a small portion of our total net revenue. However, as this became a mature and non-strategic market for us, during fiscal year 2012 we transitioned from developing, manufacturing and selling products into this target market to selling or licensing our intellectual property relevant to this target market, thereby generating royalty revenue instead of product sales revenue. We completed this transition in the fourth quarter of the fiscal year ended October 28, 2012 or fiscal year 2012.
We have a 50-year history of innovation, dating back to our origins within Hewlett-Packard Company. Over the years, we have assembled a large team of analog design engineers, and we maintain design and product development engineering resources around the world. Our locations include two design centers in the United States, five in Asia and four in Europe. We have developed an extensive portfolio of intellectual property that currently includes over 4,300 U.S. and foreign patents and patent applications. Our history and market position enable us to strategically focus our research and development resources to address attractive target markets. We leverage our significant intellectual property portfolio to integrate multiple technologies and create component solutions that target growth opportunities. We design products that deliver high-performance and provide mission-critical functionality. In particular, we were among the first to deliver commercial film bulk acoustic resonator, or FBAR, filters which offer technological advantages over competing filters for smartphones to function more efficiently in today's congested RF spectrum. FBAR technology has historically maintained a significant market share within code division multiple access, or CDMA, and 3G/W-CDMA markets. As cellular carriers move to the 4G/long term evolution, or LTE standard worldwide, we believe these advantages will continue to facilitate rapid adoption of FBAR technology throughout the mobile phone ecosystems. In optical solutions, we were a pioneer in commercializing vertical-cavity surface emitting laser, or VCSEL. Our fiber optic products and our VCSEL-based products, including high bandwidth parallel optic transceivers and modules, have been widely adopted throughout the wired infrastructure and computing industries. In optoelectronics, we are a market leader in submarkets such as optocouplers and optical encoders.
We have a diversified and well-established customer base of over 25,000 end customers, located throughout the world, which we serve through our multi-channel sales and fulfillment system. However, original equipment manufacturers, or OEMs, and distributors typically account for the substantial majority of our sales. We have established strong relationships with leading OEM customers across multiple target markets. Many of our major customer relationships have been in place multiple years and we have supplied multiple products during that time period. Our close customer relationships have often been built as a result of years of collaborative product development which has enabled us to build our intellectual property portfolio and develop critical expertise regarding our customer’s requirements, including substantial system level knowledge. This collaboration has provided us with key insights into our customers and has enabled us to be more efficient and productive and to better serve our target markets and customers. We distribute most of our products through our broad distribution network, and a significant portion of our sales are to two of the largest global electronic components distributors, Avnet, Inc. and Arrow Electronics, Inc. We also have a direct sales force focused on supporting large OEMs.
We focus on maintaining an efficient global supply chain and a variable, low-cost operating model. Accordingly, we have outsourced a majority of our manufacturing operations utilizing third-party foundry and assembly and test capabilities, as well as most of our corporate infrastructure functions. We aim to minimize capital expenditures by focusing our internal manufacturing capacity on products utilizing our innovative materials and processes to protect our intellectual property and to develop the technology for manufacturing, while outsourcing standard complementary metal oxide semiconductor, or CMOS, processes. We also have over 40 years of operating history in Asia, where approximately 57% of our employees are located and where we produce and source the majority of our products. Our presence in Asia places us in close proximity to many of our customers’ manufacturing facilities and at the center of worldwide electronics manufacturing.
Markets and Products
We focus on leveraging our design capabilities to develop products for target markets where we believe our innovation and reputation will allow us to earn attractive margins. In each of our target markets, we have multiple product families that primarily provide OEMs with component or subsystem products. Our product portfolio ranges from simple discrete devices to complex sub-systems that include multiple device types and incorporate firmware for interface between digital systems. In some cases, our products include mechanical hardware that interfaces with optoelectronic or capacitive sensors. We intend to expand our product offerings to address existing and adjacent market opportunities, and plan to selectively target attractive segments within large established markets. We target markets that require high quality and the integrated performance characteristics of our products. For the fiscal year ended October 28, 2012, wireless communications contributed 45%, wired infrastructure contributed 28% and industrial and automotive electronics contributed 22% of our net revenue, respectively.
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

The table below presents the major product families, major applications and major end customers in our three primary target markets.

Target Market	Major Product Families	Major Applications	Major End Customers
Wireless Communications	• RF power amplifiers	• Voice and data communications	• LG Electronics Inc.
	• RF filters	• Camera phone	• Huawei Technologies Co., Ltd.
	• RF front end modules (FEMs)	• Keypad and display backlighting	• Samsung Electronics Co., Ltd.
	• Ambient light sensors	• Backlighting control
	• Proximity Sensors	• Base stations
• Low noise amplifiers
• Multimarket-wave mixers
• Diodes

Wired Infrastructure	• Fiber optic transceivers	• Data communications	• Brocade Communications
	• Serializer/deserializer (SerDes)	• Storage area networking	Systems, Inc.
	ASICs	• Servers	• Cisco Systems Inc.
		• Core routing and transport	• Hewlett-Packard Company
• Huawei Technologies Co., Ltd.
• International Business
Machines Corp.
• Juniper Networks Inc.

Industrial and	• Industrial fiber optics	• In-car infotainment	• ABB Ltd.
Automotive Electronics	• Optocouplers	• Displays	• Schneider Electric
	• Motion control encoders and	• Lighting	• Siemens AG
	subsystems	• Factory automation
	• LEDs	• Motor controls
• Power isolation
• Renewable energy systems

Legacy Target Market - Consumer and Computing Peripherals.  Until August 2012, we also manufactured products for the consumer and computing peripherals target market, including motion control encoders that control the paper feed and print head movement in printers and other office automation products and image sensors for optical mouse applications, using LEDs and CMOS image sensors to create a subsystem that can detect motion over an arbitrary desktop surface. During fiscal year 2012, we transitioned from manufacturing and selling these products to selling or licensing our intellectual property relevant to this target market, thereby generating royalty revenue instead of product sales. Consumer and computing peripherals contributed 5% to our net revenue for the fiscal year ended October 28, 2012.
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
We intend to continue to build on our history of innovation, and our intellectual property portfolio, design expertise and system-level knowledge, to create more integrated solutions. We plan to continue investing in product development to drive growth in our business. We also invest in process development and maintain fabrication capabilities in order to optimize processes for devices that are manufactured internally. Our field application engineers, or FAEs, and design engineers are located near many of our customers around the world, enabling us to support our customers in each stage of their product development cycle, from early stages of production design through volume manufacturing and future growth. By collaborating with our customers, we have opportunities to develop high value added, customized products for them that leverage our existing technologies. Research and development expenses were $335 million, $317 million and $280 million for the years ended October 28, 2012, October 30, 2011 and October 31, 2010, respectively. We anticipate that we will continue to make significant research and development expenditures in order to maintain our competitive position with a continuous flow of innovative and sustainable product platforms. As of October 28, 2012, we had approximately 1,300 employees dedicated to research and development at multiple locations around the world.

Customers, Sales, Marketing and Distribution
A relatively small number of customers account for a significant portion of our net revenue. In the year ended October 28, 2012, Foxconn Technology Group accounted for 17% of our net revenue, and our top 10 customers, which included three distributors, collectively accounted for 62% of our net revenue. However, we believe that aggregate sales of our products to certain of our customers exceeds the amount of our direct sales to them. For example, we believe our aggregate sales to two OEMs, when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, each accounted for more than 10% of our net revenues, for fiscal year 2012. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top ten customers could have a material adverse effect on our business, results of operation and financial condition.
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
As of October 28, 2012, our sales and marketing organization consisted of approximately 500 employees, many of whom have responsibility for emerging accounts, for large, global accounts, or for our distributors. Our sales force has specialized product and service knowledge that enables us to sell specific offerings at key levels throughout a customer’s organization.
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
Operations
A majority of our manufacturing operations are outsourced and we utilize external foundries to fabricate our semiconductors, including Taiwan Semiconductor Manufacturing Company Ltd., or TSMC and WIN Semiconductors Corp. For certain of our product families, substantially all of our revenue is derived from semiconductors fabricated by external foundries, including our high speed SerDes ICs, LEDs, and LED-based displays. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amertron Incorporated, ASE Korea Inc., and the Hana Microelectronics Public Company Ltd. group of companies, or Hana. In some instances we may only qualify one contract manufacturer to manufacture certain of our products. For example, until recently, Hana was the only manufacturer of certain of sensors for our industrial market and certain multi-market transistor products. We maintain our internal fabrication facilities for products utilizing our innovative materials and processes to protect our intellectual property and to develop the technology for manufacturing, and we outsource standard CMOS processes. Examples of internally fabricated semiconductors include FBAR filters for wireless communications and VCSEL-based lasers for fiber optic communications. The majority of our internal III-V semiconductor wafer fabrication is done in the United States and Singapore. As of October 28, 2012, approximately 1,500 manufacturing employees were devoted to our internal fabrication operations as well as management of outsourced activities. For selected customers, we maintain finished goods inventory near or at customer manufacturing sites to support their just-in-time production.
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
In the wireless communications target market, we provide RF amplifiers, filters modules and ambient light and proximity sensors for mobile phones. Our primary competitors for this target market are Hittite Microwave Corporation, Murata Manufacturing Co., Ltd., RF Micro Devices, Inc., Skyworks Solutions, Inc., ams AG (formerly TAOS Inc.) and TriQuint Semiconductor, Inc. We compete based on our expertise in amplifier design, FBAR technology and module integration. We also compete against a number of smaller, niche wireless players based on our proprietary design expertise, broad product portfolio, proprietary material processes and integration expertise.
In the wired infrastructure target market, we provide fiber optic transceivers and SerDes ASICs for high-speed data communications and server applications. Our primary competitors for this target market are Finisar Corporation, International Business Machines Corp., Microelectronics Division, LSI Corporation and ST Microelectronics N.V. We compete based on the strength of our high speed proprietary design expertise, our customer relationships, proprietary process technology and broad product portfolio.
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
As of October 28, 2012, we had approximately 2,000 U.S. and 1,200 foreign patents and approximately 400 U.S. and 700 foreign pending patent applications. Our research and development efforts are presently resulting in approximately 100 new patent applications per year relating to a wide range of ASIC, isolation, encoder, LED, RF and optoelectronic components and associated applications. The expiration dates of our patents range from 2013 to 2031, with a small number of patents expiring in the near future, none of which are expected to be material to our intellectual property portfolio.
We focus our patent application program to a greater extent on those inventions and improvements that we believe are likely to be incorporated into our products as contrasted with more basic research. However, we do not know whether any of our pending patent applications will result in the issuance of patents or the extent to which the examination process could require us to narrow our claims.
A meaningful portion of our intellectual property is the subject of cross-licenses to other companies that have been granted by Agilent Technologies, Inc., or if originally derived from Hewlett-Packard Company, by Hewlett-Packard Company. In addition, we license third-party technologies that are incorporated into some elements of our design activities, products and manufacturing processes. Historically, licenses of the third-party technologies used by us have been available to us on acceptable terms.
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
Employees
As of October 28, 2012, we had approximately 3,600 employees worldwide. Approximately 1,300 were dedicated to research and development, 1,500 to manufacturing, 500 to sales and marketing and 300 to general and administrative functions. By geography, approximately 57% of our employees are located in Asia, 36% in North America and 7% in Europe. The substantial majority of our employees are not party to a collective bargaining agreement. However, approximately 350 of our 1,000 employees in Singapore, none of whom are in management or supervisory positions, are subject to a collective bargaining agreement with United Workers of Electronic and Electrical Industries that expires on June 30, 2013. In addition, all of our employees in Italy and some employees in Japan are subject to a collective bargaining agreement. In Italy we are also subject to national collective agreements between unions and employer associations. Such Italian national collective agreements are compulsory for both the employees and the employer. In addition, in Germany we are subject to collective agreements with the works councils at our sites, which apply to German employees other than managing directors and managers with similar authority. We believe we have a good working relationship with our employees and we have never experienced an interruption of business as a result of labor disputes.
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
We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements, including legislation enacted in the European Union and China, among a growing number of jurisdictions, which have placed greater restrictions on the use of lead, among other chemicals, in electronic products, which affects materials composition and semiconductor packaging. These laws are becoming more stringent and may in the future cause us to incur significant expenditures. We are also subject to new SEC rules that require diligence, disclosure and reporting on whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and adjoining countries. Among other things, the implementation of these rules could adversely affect the sourcing, availability and pricing of minerals we use in our products, will require us to incur additional costs to comply with the disclosure requirements and we may face difficulties in satisfying customers who require that all of the products are certified as conflict mineral free.
Backlog
Our sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be, and often are, rescheduled, canceled or modified on relatively short notice, and in most cases without substantial penalty. Therefore, we believe that purchase orders or backlog are not necessarily a reliable indicator of future sales.
Seasonality
We are affected by seasonal trends in the semiconductor and related industries. We typically experience sequentially lower revenues in the first half of the fiscal year. Historically, our revenue in the second half of the fiscal year is typically higher than our revenue in the first half of the fiscal year due to seasonality in our wireless communications target market. This target market historically tended to experience seasonality due to the calendar year-end holiday selling seasons and related OEM product launches. However, OEM product launches and transitions in the wireless communications target market are becoming increasingly unpredictable in both timing and magnitude. In addition, these seasonal effects can also be overshadowed by other factors such as macroeconomic effects.

Financial Information about Geographic Areas
For information on the geographic concentration of our net revenues and long-lived assets, please see Note 13. “Segment Information,” of our consolidated financial statements included elsewhere in the Annual Report on Form 10-K.
Other Information
Avago Technologies Limited was incorporated under the laws of the Republic of Singapore in August 2005. Our Singapore company registration number is 200510713C. The address of our registered office and our principal executive offices is 1 Yishun Avenue 7, Singapore 768923, and our telephone number is +65-6755-7888. We are the successor to the Semiconductor Products Group of Agilent Technologies Inc., which we acquired on December 1, 2005, referred to as the SPG Acquisition. Our ordinary shares are listed on the Nasdaq Global Select Market under the trading symbol “AVGO”.
We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements and other information is available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or may be obtained by calling the SEC at 1–800–SEC–0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We maintain a website at www.avagotech.com. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports (and amendments thereto) filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC free of charge at the “Investors — SEC Filings” section of our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on or accessible through our website.

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
Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the semiconductor industry generally, as well as in our target markets. The global recession in 2008 and 2009 caused U.S. and foreign businesses to slow spending on our products and caused consumers to reduce spending on many products our customers make, such as personal computers, mobile phone and flat screen televisions. Recently, market and business conditions in general have been adversely affected by investor and customer concerns about the global economic outlook, including concerns about the economic recovery in the United States and the ongoing sovereign debt crisis in Europe. U.S. and global economic conditions could be exacerbated by the negative effects on economic growth resulting from the combination of federal income tax increases and government spending restrictions potentially occurring at the end of calendar year 2012 in the United States (commonly referred to as the “fiscal cliff”). A slowdown in the economic recovery or worsening global economic conditions as a result of these or other factors will likely cause our customers and consumers to reduce or delay spending, and could lead to the insolvency of key suppliers (resulting in product delays) and customers, all of which could negatively affect our business, financial condition and result of operations.
We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, frequent new product introductions, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. Periods of industry downturns have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, resulting in an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. In addition, in any future economic downturn we may be unable to grow our revenues or reduce our costs quickly enough to maintain our operating profitability.
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
Some of our customers are material to our business and results of operations. During fiscal year 2012, Foxconn Technology Group companies together accounted for 17% of our net revenue (22% in the fourth quarter of fiscal year 2012)and our top 10 customers, which included three distributors, collectively accounted for 62% of our net revenue. During fiscal year 2011, no direct customer accounted for 10% or more of our net revenue, but our top 10 customers, which included three distributors, collectively accounted for 54% of our net revenue. We also believe that aggregate sales of our products to certain of our customers exceeds the amount of our direct sales to them. For example, we believe our aggregate sales to two OEMs, when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, each accounted for more than 10% of our net revenues, respectively, for fiscal year 2012. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. In addition, our top customers' purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margins on certain products. In addition, we expect this will result in our results of operations becoming increasingly sensitive to deterioration in the financial condition of, or other adverse developments related to, one or more of our significant customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. As a result, although our customers provide indications of their product needs and purchases on an annual basis, they generally purchase our products on a weekly or daily basis and the relationship, as well as particular orders, can be terminated at any time. In order to ensure availability of our products for some of our largest customers, we start the manufacturing of our products in advance of receiving purchase orders, based on forecasts provided by these customers. However, these forecasts are not binding purchase commitments and as a result, we incur inventory and manufacturing costs in advance of anticipated sales. Since actual demand for our products may not match these forecasts, manufacturing based on such forecasts subjects us to increased risks of high inventory carrying costs, increased obsolescence and increased operating costs. In addition, the loss of any of our major customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.

We are increasingly dependent on the mobile handset market, which is volatile and is characterized by short product life cycles, fluctuations in demand, seasonality and increasingly high customer concentration any of which could negatively impact our business or results of operations.

A substantial and increasing portion of our revenue is generated from sales of products for use in mobile handsets. The mobile handset market is characterized by intense competition among an increasingly concentrated group of OEMs, rapidly evolving technology, and changing consumer preferences. These factors result in the frequent introduction of new products, aggressive price competition, short product life cycles, and continually evolving mobile handset specifications. If we, our customers or mobile handset OEMs are unable to manage product transitions, our business and results of operations could be negatively affected. Our business is also dependent on the broad commercial acceptance of the mobile handsets into which our products are incorporated. If the mobile handsets into which our products are designed do not achieve significant customer acceptance, our revenue will be adversely affected. Similarly, even though we may achieve design wins for a particular handset, we may not be designed into the next generation of a particular handset or new model of handset, which could result in a sharp decrease in our revenues.
In the mobile handset market, demand is typically stronger in the second half of the year than the first half of the year. However, if mobile handset OEMs inaccurately forecast consumer demand, this may lead to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders within the same quarter and with limited advance notice, and we expect such increases and decreases to occur in the future. In addition, although the worldwide wireless handset market is large, growth trends and other variables are often uncertain and difficult to predict. Since the wireless handset market is a consumer-driven market, changes in the economy that affect consumer demand can adversely affect our business and operating results.
Winning business is subject to lengthy, competitive selection processes that require us to incur significant expense. Even if we begin a product design, a customer may decide to cancel or change its product plans, which could cause us to generate no revenues from a product and adversely affect our results of operations.
We are focused on winning competitive bid selection processes, known as “design wins,” to develop semiconductors for use in our customers' products. These selection processes are typically lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that many of our products and the end products into which our products are incorporated often have very short life cycles. For example, cell-phone manufacturers regularly introduce new or upgraded handsets, often every 12 to 18 months and sometimes more frequently, and will bid out the components for each new model, and often every upgrade of a particular model. Failure to obtain a design win sometimes prevents us from offering an entire generation of a product. This can result in lost revenues and could weaken our position in future competitive selection processes.
Winning a product design does not guarantee sales to a customer. We may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required, or may not realize as much revenue as we had anticipated. In addition, a delay or cancellation of a customer's plans could materially and adversely affect our financial results, as we may have incurred significant expense in the design process and generated little or no revenue. Customers could choose at any time to stop using our products or may fail to successfully market and sell their products, which could reduce demand for our products and materially adversely affect our business, financial condition and results of operations.
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
We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and module assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication capacity, including sole- or single-sourcing for many components or products. For certain of our product families, substantially all of our revenue from those products is derived from semiconductors fabricated by external foundries such as Taiwan Semiconductor Manufacturing Company Ltd. and WIN Semiconductor Corp. Most of our products are designed to be manufactured in a specific process, typically at one particular foundry with a particular contract manufacturer. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amertron Incorporated, ASE Korea Inc., and Hana.
The ability and willingness of our contract manufacturers to perform is largely outside of our control. If one or more of our contract manufacturers or other outsourced providers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. Suppliers may, for example, extend lead times, limit supplies, increase prices or discontinue parts due to capacity constraints or other factors. In addition, some parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. If one of our suppliers, particularly a sole- or single-source supplier, ceases to, or is unable to, manufacture such a component or supply is otherwise constrained, for example as a result of a natural disaster, it may be difficult for us to transition the manufacture of that product to another foundry or contract manufacturer or source alternative parts, we may be forced to re-engineer a product and we may fail to timely meet customer demand. This could result in the payment of significant damages by us to our customers, and our net revenue could decline. In such events, our business, financial condition and results of operations would be adversely affected. Furthermore, our agreements with these manufacturers typically require us to forecast product needs and our forecasts may not be accurate, which could adversely affect our business and results of operations.
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
Although we operate using a primarily outsourced manufacturing business model, we also rely on the manufacturing facilities we own, in particular our fabrication facilities in Fort Collins, Colorado and Singapore. We maintain our internal fabrication facilities for products utilizing our innovative materials and processes, to protect our intellectual property, to develop the technology for manufacturing and to ensure supply of certain components. We are currently expanding our Fort Collins facility to support anticipated growth in sales of our proprietary products, particularly for our wireless target market, and to leverage our fixed costs. Unanticipated delays in the construction of this expansion, or the failure of suppliers to timely deliver tools and other equipment needed to commence manufacturing in the expanded facility, could result in significant additional costs, and could result in us being unable to timely satisfy customer demand for the products we plan to manufacture at the expanded facility, all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, a prolonged disruption or material malfunction of, interruption in, or the loss of operations at, one or more of our production facilities, especially our Fort Collins and Singapore facilities, or the failure to maintain our labor force at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. The replacement of any of our manufacturing facilities could take an extended amount of time and significant expenditures on our part before manufacturing operations could restart. The potential delays and significant costs resulting from such steps could have a material adverse effect on our business, financial condition and results of operations.
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
We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers, some of which are our single source suppliers for these materials. We purchase a significant portion of our semiconductor materials and finished goods from a few suppliers and contract manufacturers. For fiscal year 2012, we purchased 54% of the materials for our manufacturing processes from six suppliers. For fiscal year 2011, we purchased 55% of the materials for our manufacturing processes from seven suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers' requirements or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
Visibility into our markets is limited and any decline in our customers' markets would likely result in a reduction in demand for our products. In such an environment, pricing pressures could intensify and, if we were unable to respond quickly, could significantly reduce our gross margins. To the extent we cannot offset recessionary periods or periods of reduced growth that may occur in these markets through increased market share or otherwise, our net revenue may decline and our business, financial condition and results of operations may suffer. For example, we experienced continued, and worse than expected, supply chain corrections and weakness in industrial spending, in China in particular, in fiscal year 2012, which adversely affected our revenues and gross margin. Pricing pressures and competition are especially intense in semiconductor-related industries, which could prevent achievement of our long-term financial goals and could require us to implement additional cost-cutting measures. Furthermore, industry growth rates may not be as forecasted, which could result in us spending on process and product development well ahead of market requirements, which in turn could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. Although we outsource a significant portion of our manufacturing activities, we do retain some semiconductor fabrication facilities. We are making substantial capital investments in our Fort Collins, Colorado manufacturing facility and we may not realize the benefit we anticipate from these investments. If we are unable to utilize our owned fabrication facilities at a high level, the fixed costs associated with these facilities, such as depreciation expense, will not be fully absorbed, resulting in higher average unit costs and lower gross margins. In the past, we have experienced periods where our gross margins declined due to, among other things, reduced factory utilization resulting from reduced customer demand, reduced selling prices and a change in product mix towards lower margin devices. Increased competition and the existence of product alternatives, more complex engineering requirements, lower demand and other factors may lead to further price erosion, lower revenues and lower margins for us in the future.
If the tax incentive or tax holiday arrangements we have negotiated in Singapore and other jurisdictions change or cease to be in effect or applicable, in part or in whole, for any reason, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income taxes we have to pay could significantly increase.
We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2014 and 2025. Absent such tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. For the fiscal years ended October 28, 2012, and October 30, 2011, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes from what it otherwise would have been in such year by approximately $81 million and $82 million, respectively. The tax incentives that we have negotiated in Malaysia are also subject to our compliance with various operating and other conditions. If we cannot or elect not to comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits. In such event, we could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements.
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
In addition, our competitors or others may develop products or technologies that are similar or superior to our products or technologies, duplicate our products or technologies or design around our protected technologies. Effective patent, trademark, copyright and trade secret protection may be unavailable or more limited in one or more relevant jurisdictions, relative to those protections available in the United States, may not be applied for or may be abandoned in one or more relevant jurisdictions. We may elect to abandon or divest patents or otherwise not pursue prosecution of certain pending patent applications due to strategic concerns or other factors. In addition, when patents expire, we lose the protection and competitive advantages they provided to us. From time to time we pursue litigation to assert our intellectual property rights, including, in some cases, against third parties with whom we have ongoing relationships, such as customers and suppliers, and third parties may pursue litigation against us. An adverse decision in such types of legal action could limit our ability to assert our intellectual property rights and limit the value of our technology, including the loss of opportunities to sell or license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others. In addition, such legal actions or adverse decisions could otherwise negatively impact our business, financial condition and results of operations.
From time to time we may need to obtain additional intellectual property licenses or renew existing license agreements. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms or at all.
We are subject to risks associated with our distributors' product inventories and product sell-through.
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor either in arrears or in advance based on estimates. We record reserves for distributor rights related to these limited stock returns and price adjustments. We recognize revenues for sales to distributors upon delivery to the distributors, net of estimated provisions for these stock return and price adjustment programs. We have recently extended these programs with certain distributors in China and intend to extend them on a selective basis to some of our other distributors in other geographies. The reserves recorded for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates. In addition, the timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 32% and 37% of our net revenue for fiscal year 2012 and fiscal year 2011, respectively.
If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end users or if they decide to decrease their inventories for any reason, such as due to adverse global economic conditions or due to any downturn in technology spending, our sales to these distributors and our revenues may decline. We also face the risk that our distributors may purchase, or for other reasons accumulate, inventory levels of our products in any particular quarter in excess of future anticipated sales to end-customers. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end customer demand, which would harm our business and could adversely affect our product revenues in such subsequent periods. Our reserve estimates associated with products stocked by our distributors are based largely on reports that our distributors provide to us on a monthly basis. To date, we believe this data has been generally accurate. To the extent that this resale and channel inventory data is inaccurate or not received in a timely manner, we may not be able to make reserve estimates for future periods accurately or at all.
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
We are currently, and from time to time may be, subject to warranty or product liability claims that have lead, and may in the future lead, to significant expenses as we compensate affected customers for costs incurred related to product quality issues. Although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, our reserves may be inadequate to cover the uninsured portion of such claims. Conversely, in some cases, amounts we reserve may ultimately exceed our actual liability for particular claims and may need to be reversed. For example, in the second quarter of fiscal year 2009 we identified a product quality issue with a particular component that we took steps to correct, including notifying our customers, offering to replace such components and provide customers with appropriate financial compensation. Through fiscal year 2012, we had recorded an aggregate of $10 million in charges (including reversals of warranty accrual of $1 million and $6 million in the years ended October 28, 2012 and October 30, 2011, respectively) associated with this issue.
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
We sell our products throughout the world. In addition, as at October 28, 2012, approximately 64% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
We have accepted research and development grants, the receipt and amount of which are subject to our satisfaction of certain terms and conditions. During fiscal year 2012, we recorded an aggregate of $7 million in credits to research and development expense and $1 million as a deferred credit for capital expenditures pursuant to these grants. During fiscal year 2011, we recorded an aggregate of $1 million in credits to research and development expense and $1 million as a deferred credit for capital expenditures pursuant to these grants. If we cannot or elect not to satisfy the terms and conditions of any of these grants, expenses incurred in respect of the relevant research and development projects will not be approved for reimbursement, we may be required to return amounts previously paid to us under the grants and further grants may not be available to us in the future.
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
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC has adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.
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
We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. Even though, as at October 28, 2012, we concluded that our internal control over financial reporting was effective, we need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as we grow our business or acquire other businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.
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
Our security systems are designed to maintain the physical security of our facilities and protect our customers', suppliers' and employees' confidential information. However, we are also dependent on a number of third-party "cloud-based" service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access by third parties to our facilities, our information systems or the systems of our cloud-based service providers or the existence of computer viruses in our or their data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information. Any theft or misuse of such information could result in, among other things, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, profitability and financial condition.  Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
These fluctuations are often unrelated or disproportionate to our operating performance. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our ordinary shares. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.
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

Site	Major Activity	Owned/Leased	Square Footage	Lease Expiration
Yishun, Singapore	Administration, Manufacturing, Research and Development and Sales and Marketing	Leased	116,500	November 2015
Depot Road, Singapore	Manufacturing	Leased	50,175	October 2030
Senoko, Singapore	Manufacturing	Owned—Building Leased—Land	52,200 72,000	September 2029
Fort Collins, CO, United States	Manufacturing and Research and Development	Owned	983,000
San Jose, CA, United States	Administration, Research and Development and Sales and Marketing	Leased	139,000	November 2015
Seoul, Korea	Research and Development and Sales and Marketing	Leased	72,000	October 2015
Penang, Malaysia	Manufacturing, Research and Development, and Administration	Owned—Building Leased—Land	318,000	May 2051
Boeblingen, Germany	Administration, Research and Development and Sales and Marketing	Leased	19,000	April 2015
Regensburg, Germany	Manufacturing, Research and Development and Marketing	Leased	9,100	June 2015
Munich, Germany	Research and Development	Leased	6,600	September 2013
Turin, Italy	Manufacturing and Research and	Leased	10,500	April 2018
	Development	Leased	22,000	June 2017
Shirakawa, Japan	Manufacturing and Research and Development	Owned	17,000
Sarego, Italy	Administration, Manufacturing and Research and Development and Sales and Marketing	Owned	14,500
Samorin, Slovakia	Manufacturing	Leased	31,000	March 2018
Wuxi, China	Administration, Manufacturing and Research and Development and Sales	Leased	58,000	May 2015
Jitra, Malaysia	Manufacturing	Owned—Building Leased—Land	50,100 258,800	April 2051

ITEM 3.	LEGAL PROCEEDINGS
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

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our ordinary shares are listed on The Nasdaq Global Select Market under the symbol “AVGO”. The following table sets forth, for each quarterly period presented, the high and low sales prices of our ordinary shares as reported by The Nasdaq Global Select Market:

	Market Prices
	High	Low
Fiscal Year ended October 30, 2011
First Quarter (ended January 30, 2011)	$29.44	$23.77
Second Quarter (ended May 1, 2011)	$34.60	$27.95
Third Quarter (ended July 31, 2011)	$39.45	$31.48
Fourth Quarter (ended October 30, 2011)	$37.99	$26.42
Fiscal Year ended October 28, 2012
First Quarter (ended January 29, 2012)	$35.00	$27.39
Second Quarter (ended April 29, 2012)	$39.22	$32.38
Third Quarter (ended July 29, 2012)	$36.47	$29.70
Fourth Quarter (ended October 28, 2012)	$37.88	$32.39
Holders
As of December 7, 2012, there were 13 holders of record of our ordinary shares. A substantially greater number of shareholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
In fiscal years 2012 and 2011, we declared and paid a the following quarterly cash dividends:

	Fiscal Year 2012	Fiscal Year 2011
First Quarter	$0.12	$0.07
Second Quarter	$0.13	$0.08
Third Quarter	$0.15	$0.09
Fourth Quarter	$0.16	$0.11
Our board of directors, or Board, has adopted a dividend policy authorizing us to pay a quarterly cash dividend. On December 6, 2012, our Board declared an interim cash dividend of $0.17 per share payable on December 28, 2012 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on December 17, 2012. In fiscal years 2012 and 2011, we paid an aggregate of $137 million and $86 million, respectively, in dividends to our shareholders.
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

Issuer Purchases of Equity Securities

Share Repurchase Program

On April 5, 2012, we announced that our Board had authorized the Company to repurchase up to 15 million of its ordinary shares. This replaced the 2011 share repurchase program announced by the Company on June 9, 2011, which expired at our 2012 Annual General Meeting on April 4, 2012, under which the Company was authorized to repurchase up to 15 million of its ordinary shares, not to exceed $500 million in the aggregate. Shares repurchases under the 2012 share repurchase program, if any, will be made in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The 2012 share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. All shares repurchased are immediately retired. The 2012 share repurchase program will expire at the Company's 2013 AGM, unless earlier terminated.

The following table presents details of our share repurchases during the fiscal quarter ended October 28, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Shares Available Under Repurchase Programs
				(in millions)

July 30, 2012 - August 26, 2012	230,757	$36.24	230,757	14.4
August 27, 2012 - September 23, 2012	63,657	$36.15	63,657	14.3
September 24, 2012 - October 28, 2012	—	$—	—	14.3
Total	294,414	$36.22	294,414

(1)
All share repurchases during the period from July 30, 2012 to October 28, 2012 were made in open market transactions in accordance with Rule 10b-18 under the Exchange Act, pursuant to the 2012 share repurchase program discussed above.

Share Performance Graph
The following graph shows a comparison of cumulative total return for the Company’s ordinary shares, the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and the Philadelphia Semiconductor Index, or PHLX Semiconductor Index. The graph covers the period from August 6, 2009 (the first trading day of our ordinary shares on the Nasdaq Global Select Market) to October 26, 2012, the last trading day of our fiscal year 2012. While the initial public offering price of our ordinary shares was $15.00 per share, the graph assumes the initial value of our ordinary shares on August 6, 2009 was the closing sales price of $16.18 per share on that day. The graph and table assume that $100 was invested on August 6, 2009 in each of Avago Technologies Limited ordinary shares, the S&P 500 Index and the PHLX Semiconductor Index and assumes all dividends are reinvested.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our ordinary shares.

Comparison of Cumulative Total Return

$250
$200
$150
$100
$50
$0
8/6/2009
10/30/2009
10/29/2010
10/28/2011
10/26/2012
Avago Technologies Limited
S&P 500 Index
PHLX Semiconductor Index

	8/6/2009	10/30/2009	10/29/2010	10/28/2011	10/26/2012
Avago Technologies Limited	$100	$93	$153	$210	$215
S&P 500 Index	100	105	123	133	153
PHLX Index	100	95	114	132	147
The graph and the table above shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended October 28, 2012.

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following selected consolidated financial data together with the information included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended October 28, 2012, October 30, 2011 and October 31, 2010 and the selected balance sheet data as of October 28, 2012 and October 30, 2011 have been derived from audited historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended November 1, 2009 and November 2, 2008 and the selected balance sheet data as of

October 31, 2010, November 1, 2009 and November 2, 2008 have been derived from audited historical financial statements and related notes not included in this Annual Report on Form 10-K. The historical financial data may not be indicative of our future performance. We adopted a 52-or 53-week fiscal year beginning with our fiscal year 2008. Our fiscal year ends on the Sunday closest to October 31.

Summary of Five Year Selected Financial Data

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010	November 1, 2009	November 2, 2008
	(In millions, except per share amounts)
Statement of Operations Data:
Net revenue	$2,364	$2,336	$2,093	$1,484	$1,699
Cost of products sold:
Cost of products sold	1,164	1,133	1,068	855	981
Amortization of intangible assets	56	56	58	58	57
Restructuring charges(1)	2	—	1	11	6
Total cost of products sold	1,222	1,189	1,127	924	1,044
Gross margin	1,142	1,147	966	560	655
Research and development	335	317	280	245	265
Selling, general and administrative	199	220	196	165	196
Amortization of intangible assets	21	22	21	21	28
Restructuring charges(1)	5	4	3	23	6
Advisory agreement termination fee(2)	—	—	—	54	—
Selling shareholder expenses(2)	—	—	—	4	—
Total operating expenses	560	563	500	512	495
Income from operations(3)(4)	582	584	466	48	160
Interest expense(5)	(1)	(4)	(34)	(77)	(86)
Loss on extinguishment of debt	—	(20)	(24)	(8)	(10)
Other income (expense), net	4	1	(2)	1	(4)
Income (loss) from continuing operations before taxes	585	561	406	(36)	60
Provision for (benefit from) income taxes(6)	22	9	(9)	8	3
Income (loss) from continuing operations	563	552	415	(44)	57
Income from and gain on discontinued operations, net of income taxes(7)	—	—	—	—	26
Net income (loss)	$563	$552	$415	$(44)	$83

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$2.30	$2.25	$1.74	$(0.20)	$0.27
Income from and gain on discontinued operations, net of income taxes	—	—	—	—	0.12
Net income (loss)	$2.30	$2.25	$1.74	$(0.20)	$0.39
Diluted:
Income (loss) from continuing operations	$2.25	$2.19	$1.69	$(0.20)	$0.26
Income from and gain on discontinued operations, net of income taxes	—	—	—	—	0.12
Net income (loss)	$2.25	$2.19	$1.69	$(0.20)	$0.38
Weighted average shares :
Basic	245	245	238	219	214
Diluted	250	252	246	219	219
Balance Sheet Data (at end of period):
Cash and cash equivalents	$1,084	$829	$561	$472	$213
Total assets	2,862	2,446	2,157	1,970	1,871
Long-term debt and capital lease obligations	2	4	4	233	708
Total shareholders’ equity	2,419	2,006	1,505	1,040	780
Other Financial Data:
Dividends declared and paid per share	$0.56	$0.35	$—	$—	$—
_______________________________________

(1)
Our restructuring charges predominantly represent employee termination benefits. During the year ended October 28, 2012, we incurred restructuring charges of $7 million, of which $5 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold. During year ended October 30, 2011, we incurred restructuring charges of $4 million, all of which was recorded as part of operating expenses. During year ended October 31, 2010, we incurred restructuring charges of $4 million, of which $3 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold. During year ended November 1, 2009, we incurred restructuring charges of $34 million, of which $23 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold. During the year ended November 2, 2008, we incurred restructuring charges of $12 million, of which $6 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold.

(2)
The advisory agreement was terminated pursuant to its terms upon completion of our IPO, for a termination fee of $54 million, during the quarter ended November 1, 2009 and no further payments will be made thereunder. We also recorded $4 million in selling shareholder expenses, in connection with the IPO, on behalf of the selling shareholders in the offering.

(3)
Includes share-based compensation expense of $53 million for the year ended October 28, 2012, $38 million for the year ended October 30, 2011, $25 million for the year ended October 31, 2010, $12 million for the year ended November 1, 2009 and $15 million for the year ended November 2, 2008.

(4)
Includes expense recorded in connection with the advisory agreement with investment funds affiliated with each of Kohlberg Kravis Roberts and Co., and Silver Lake Partners, which we refer to together as our Sponsors, of $4 million for the year ended November 1, 2009 and $6 million for the year ended November 2, 2008. The advisory agreement was terminated in connection with our IPO during the quarter ended November 1, 2009.

(5)
Interest expense for the years ended October 30, 2011, October 31, 2010, November 1, 2009 and November 2, 2008 includes interest expense on our 10 1/8% Senior Notes due 2013, or our senior notes, and our Floating Rate Notes due 2013, or our floating rate notes, both of which were fully redeemed during the first quarter of fiscal year 2010, and our 11 7/8% Senior Subordinated Notes due 2015, or senior subordinated notes, which were fully redeemed during the first quarter of fiscal year 2011.

(6)
In fiscal year 2012, provision for income taxes were $22 million. The increase from fiscal year 2011 is primarily attributable to an increase in worldwide income and a change in the jurisdictional mix of income and expense. Provision for income taxes for fiscal year 2011 included a $3 million tax benefit from the write-up of deferred tax assets from U.S. legislation retroactively reinstating the research and development tax credit and a $3 million tax benefit from a change in estimate related to research and development tax credits. In fiscal year 2010, we recorded an income tax benefit totaling $9 million. The income tax benefit is associated with the release of $29 million of deferred tax asset valuation allowances, mainly associated with the Company irrevocably calling our senior subordinated notes for redemption in October 2010, partially offset by the write-off of $6 million of deferred tax assets resulting from the grant of Malaysia tax incentive status, and an increase in overall tax provision due to an increase in worldwide taxable income.

(7)
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
Overview
We are a leading designer, developer and global supplier of a broad range of analog semiconductor devices with a focus on III-V based products. III-V semiconductor materials have higher electrical conductivity and thus tend to have better performance characteristics in radio frequency, or RF, and optoelectronic applications than silicon. We differentiate ourselves through our high performance design and integration capabilities. We serve three primary target markets, with our wireless communications, wired infrastructure and industrial and automotive electronics target markets accounting for the substantial majority of our revenues. Our product portfolio is extensive and includes thousands of products. Applications for our products in these target markets include cellular phones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, factory automation and displays. Until recently, we also sold products into the consumer and computing peripherals target market, which has historically represented a small portion of our total net revenue. However, as this became a mature and non-strategic market for us, during fiscal year 2012 we transitioned from developing, manufacturing and selling products into this target market to selling or licensing our intellectual property relevant to this target market, thereby generating royalty revenue instead of product sales revenue. We completed this transition in the fourth quarter of the fiscal year ended October 28, 2012 or fiscal year 2012.
We have a 50-year history of innovation, dating back to our origins within Hewlett-Packard Company. Over the years, we have assembled a large team of analog design engineers, and we maintain design and product development engineering resources around the world. Our locations include two design centers in the United States, five in Asia and four in Europe. We have developed an extensive portfolio of intellectual property that currently includes over 4,300 U.S. and foreign patents and patent applications. Our history and market position enable us to strategically focus our research and development resources to address attractive target markets. We leverage our significant intellectual property portfolio to integrate multiple technologies and create component solutions that target growth opportunities. We design products that deliver high-performance and provide mission-critical functionality. In particular, we were among the first to deliver commercial film bulk acoustic resonator, or FBAR, filters which offer technological advantages over competing filters for smartphones to function more efficiently in today's congested RF spectrum. FBAR technology has historically maintained a significant market share within code division multiple access, or CDMA, and 3G/W-CDMA markets. As cellular carriers move to the 4G/long term evolution, or LTE standard worldwide, we believe these advantages will continue to facilitate rapid adoption of FBAR technology throughout the mobile phone ecosystems. In optical solutions, we were a pioneer in commercializing vertical-cavity surface emitting laser, or VCSEL. Our fiber optic products and our VCSEL-based products, including high bandwidth parallel optic transceivers and modules, have been widely adopted throughout the wired infrastructure and computing industries. In optoelectronics, we are a market leader in submarkets such as optocouplers and optical encoders.
We have a diversified and well-established customer base of over 25,000 end customers, located throughout the world, which we serve through our multi-channel sales and fulfillment system. However, original equipment manufacturers, or OEMs, and distributors typically account for the substantial majority of our sales. We have established strong relationships with leading OEM customers across multiple target markets. Many of our major customer relationships have been in place multiple years and we have supplied multiple products during that time period. Our close customer relationships have often been built as a result of years of collaborative product development which has enabled us to build our intellectual property portfolio and develop critical expertise regarding our customer’s requirements, including substantial system level knowledge. This collaboration has provided us with key insights into our customers and has enabled us to be more efficient and productive and to better serve our target markets and customers. We distribute most of our products through our broad distribution network, and a significant portion of our sales are to two of the largest global electronic components distributors, Avnet, Inc. and Arrow Electronics, Inc. We also have a direct sales force focused on supporting large OEMs.
We focus on maintaining an efficient global supply chain and a variable, low-cost operating model. Accordingly, we have outsourced a majority of our manufacturing operations utilizing third-party foundry and assembly and test capabilities, as well as most of our corporate infrastructure functions. We aim to minimize capital expenditures by focusing our internal manufacturing capacity on products utilizing our innovative materials and processes to protect our intellectual property and to develop the technology for manufacturing, while outsourcing standard complementary metal oxide semiconductor, or CMOS, processes. We also have over 40 years of operating history in Asia, where approximately 57% of our employees are located and where we produce and source the majority of our products. Our presence in Asia places us in close proximity to many of our customers’ manufacturing facilities and at the center of worldwide electronics manufacturing.
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
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Sales to distributors accounted for 32% and 37% of our net revenue for the years ended October 28, 2012 and October 30, 2011, respectively. During the fiscal year ended October 28, 2012, Foxconn Technology Group accounted for 17% of our net revenue, and our top 10 customers, which included three distributors, collectively accounted for 62% of our net revenue. During the fiscal year ended October 30, 2011, our top 10 customers, which included three distributors, collectively accounted for 54% of our net revenue. No customer accounted for 10% or more of our net revenue during the fiscal year ended October 30, 2011.We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top ten customers could have a material adverse effect on our business, results of operation and financial condition.
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
Current uncertainty in global economic conditions, including the ongoing sovereign debt crisis in Europe and the potential fiscal cliff in the United States, still poses significant risks to our business. For example, customers may defer purchases in response to tighter credit and negative financial news, which would in turn negatively affect product demand and our results of operations.
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
Our legacy consumer and computing peripherals target market historically represented a small portion of our total net revenue. As this became a mature and non-strategic market for us, during the fiscal year ended October 28, 2012 or fiscal year 2012, we transitioned from manufacturing and selling products to selling and licensing intellectual property relevant to this market, which was completed in the fourth quarter of fiscal year 2012. As a result of this transition, we now generate royalty revenue instead of product sales from this target market, and due to the structure of these licensing arrangements royalty revenue may fluctuate from period to period. Beginning with the fiscal year ending November 3, 2013, or fiscal year 2013, we will cease to separately present or discuss revenues from the consumer and computing peripherals target market. Instead, they will be combined with revenues from our industrial and automotive electronics target market, which will be referred to as our industrial and other target market.
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
Interest expense.  Substantially all of our historical interest expense was associated with our borrowings incurred in connection with the SPG Acquisition. This debt had been eliminated as at December 1, 2010, principally through cash flows from operations and net proceeds from our initial public offering, or IPO. On March 31, 2011, we terminated our senior secured revolving credit facility, and Avago Technologies Finance Pte. Ltd., or Avago Finance, and certain other subsidiaries of the Company entered into a new credit agreement which initially provided for a $200 million unsecured revolving credit facility. On August 6, 2012, Avago Finance exercised the accordion feature under this credit agreement to increase the aggregate commitments for its unsecured revolving credit facility from $200 million to $300 million. Interest expense in fiscal year 2012 included commitment fees under our current revolving credit facility and amortization of debt issuance costs associated with this credit facility.
Loss on extinguishment of debt.  In connection with the repurchase or redemption of our outstanding indebtedness, we incurred a loss on the extinguishment of debt.
Other income (expense), net.  Other income (expense), net includes interest income, currency gains (losses) on balance sheet remeasurement and other miscellaneous items.
Provision for (benefit from) income taxes.  We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2014 and 2025, subject in certain cases to potential extensions. Absent such tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. For the fiscal years ended October 28, 2012, October 30, 2011, and October 31, 2010, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for (benefit from) income taxes from what it otherwise would have been in such year by approximately $81 million, $82 million and $63 million, respectively. In February 2010, the Malaysian government granted us a tax holiday on our qualifying Malaysian income, which is effective for 10 years beginning with our fiscal year 2009. The tax incentives that we have negotiated in Malaysia and other jurisdictions are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements. As a result of the tax incentives and tax holidays, if we continue to comply with the operating conditions, we expect the income from our operations to be subject to relatively lower income taxes than would otherwise be the case under ordinary income tax rules.
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
Revenue recognition.  We recognize revenue related to sales of our products, net of sales returns and allowances, provided that (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments or when any such adjustments can be estimated. We evaluate the creditworthiness of our customers to determine that appropriate credit limits are established prior to the acceptance of an order. Revenue, including sales to resellers and distributors, is reduced for estimated returns and distributor allowances. We recognize revenue from sales of our products to distributors upon delivery of product to the distributors. An allowance for distributor credits covering price adjustments and scrap allowances is made based on our estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions we have made based on our historical estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Different judgments or estimates could result in variances that might be significant to reported operating results.
We enter into development agreements with some of our customers and recognize revenue from these agreements upon completion and acceptance by the customer of contract deliverables or milestones or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to completion of milestones or delivery of services. As we retain the intellectual property generated from these development agreements, costs related to these arrangements are included in research and development expense.
We recognize revenue from the licensing of our intellectual property when the following fundamental criteria are met:(i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collection of resulting receivables is reasonably assured. Revenue from upfront payments for the licensing of our patents is recognized when the arrangement is mutually signed, if there is no future delivery or future performance obligation and all other criteria are met. Revenue from guaranteed royalty streams are recognized when paid, or collection is reasonably assured and all other criteria are met. When patent licensing arrangements include royalties for future sales of the licensees’ products using our licensed patented technology, revenue is recognized when the royalty report is received from the licensee, at which time the sales price is fixed and determinable, provided that all other criteria have been met.
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
For fiscal year 2012, we used the quoted market price of our ordinary shares to determine the fair value of our reporting unit, which is the Company as a whole. No impairment of goodwill was identified based on the annual impairment review during the fourth quarter of fiscal year 2012. A 10% decline in the quoted market prices of our ordinary shares would not impact the result of our goodwill impairment assessment.
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
The gross unrecognized tax benefit decreased by $3 million during fiscal year 2012 to $27 million as of October 28, 2012 from $30 million as of October 30, 2011. The gross unrecognized tax benefit as of October 31, 2010 was 27 million.
We recognize interest and penalties related to unrecognized tax benefits within the provision for (benefit from) income taxes line in the consolidated statement of operations. Accrued interest and penalties are included within the other long-term liabilities line in the consolidated balance sheet. As of October 28, 2012, October 30, 2011, and October 31, 2010, the combined amount of cumulative accrued interest and penalties was approximately $4 million, $6 million and $5 million, respectively.
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
The discount rate is used to determine the present value of future benefit payments at the relevant measurement dates — October 28, 2012 and October 30, 2011, for both U.S. and non-U.S. plans, in fiscal years 2012 and 2011, respectively. For fiscal years 2012 and 2011, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a published pension discount curve. The discount rate for non-U.S. plans was generally based on published rates for high quality corporate bonds. Lower discount rates increase present values of pension liability and subsequent year pension expense; higher discount rates decrease present values of pension liability and subsequent year pension expense.
The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. A one percent change in the estimated long-term return on plan assets for assumptions set in 2012 would result in a $0 million impact on non-U.S. pension expense for fiscal year 2013. We have no plan assets under our U.S. plans.
The net periodic retirement and post-retirement benefit costs recorded in consolidated statement of operations excluding curtailments and settlements were $7 million in fiscal year 2012, $6 million in fiscal year 2011, and $4 million in fiscal year 2010.

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
The weighted-average assumptions utilized for our Black-Scholes valuation model for options and employee share purchase rights granted during the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010 are as follows:

	Options			ESPP
	Year Ended			Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010	October 28, 2012	October 30, 2011	October 31, 2010
Risk-free interest rate	0.8%	2.0%	1.9%	0.1%	0.1%	0.2%
Dividend yield	1.4%	0.9%	—%	1.4%	0.6%	—%
Volatility	53.0%	45.0%	45.0%	50.4%	42.6%	42.0%
Expected term (in years)	5.0	5.0	5.0	0.5	0.5	0.5
The dividend yields for the years ended October 28, 2012 and October 30, 2011 are based on the historical and expected dividend payouts as of the respective option grant dates. For the year ended October 31, 2010, the dividend yield of zero is based on the fact that we did not intend to declare any cash dividends as of the respective option grant dates during that period. Expected volatility is based on the combination of historical volatility of guideline publicly-traded companies over the period commensurate with the expected term of the options and the implied volatility of guideline publicly-traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. Our computation of expected term was based on other data, such as the data of peer companies and company-specific attributes that we believe could affect employees’ exercise behavior.
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
Employee Bonus Programs. Our employee bonus programs, which are overseen by our Compensation Committee, provide for variable compensation based on the attainment of overall corporate annual targets and functional performance metrics. In the first fiscal quarter of the year, if management determines that it is probable that the targets and metrics will be achieved, the amounts can be reasonably estimated, a variable, proportional compensation accrual is recorded based on an assumed 100 percent achievement of the targets and metrics. The bonus payout levels can be greater if attainment of metrics and targets is greater than 100% and a portion of the payouts may not occur if a minimum floor of performance is not achieved. In subsequent quarters, we monitor and accrue for variable compensation expense based on our actual progress toward the achievement of the annual targets and metrics. The actual achievement of target metrics at the end of the fiscal year, which is subject to approval by our Compensation Committee, may result in the actual variable compensation amounts being significantly higher or lower than the relevant estimated amounts accrued in earlier quarters, which would result in a corresponding adjustment in the fourth fiscal quarter.
Fiscal Year Presentation
We operate on a 52 or 53-week fiscal year which ends on the Sunday closest to October 31. Each of fiscal years 2012, 2011 and 2010 consisted of 52 weeks. Fiscal year 2013 will consist of 53 weeks, with the extra week falling in the first quarter of fiscal year 2013.
The financial statements included in this Annual Report on Form 10-K are presented in accordance with GAAP and expressed in U.S. dollars.

Results from Operations
Year Ended October 28, 2012 Compared to Year Ended October 30, 2011
The following tables set forth our results of operations for the years ended October 28, 2012 and October 30, 2011.

	Year Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
	(In millions)		(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	$2,364	$2,336	100%	100%
Cost of products sold:
Cost of products sold	1,164	1,133	49	49
Amortization of intangible assets	56	56	3	2
Restructuring charges	2	—	—	—
Total cost of products sold	1,222	1,189	52	51
Gross margin	1,142	1,147	48	49
Research and development	335	317	14	14
Selling, general and administrative	199	220	8	9
Amortization of intangible assets	21	22	1	1
Restructuring charges	5	4	—	—
Total operating expenses	560	563	23	24
Income from operations	582	584	25	25
Interest expense	(1)	(4)	—	—
Loss on extinguishment of debt	—	(20)	—	(1)
Other income, net	4	1	—	—
Income before income taxes	585	561	25	24
Provision for income taxes	22	9	1	—
Net income	$563	$552	24%	24%
Net revenue.  Net revenue was $2,364 million for fiscal year 2012, compared to $2,336 million for fiscal year 2011, an increase of $28 million or 1%. The slight increase in net revenue was primarily due to strength in our wireless communications target market, largely offset by weakness in our industrial target market. Net revenue from our consumer and computing peripherals target market remained relatively flat compared to fiscal year 2011, benefiting from the last time purchases of product due to our transition from manufacturing and sales of products to an intellectual property licensing and royalty business model in this target market. This transition was completed in the fourth quarter of fiscal year 2012.
Our three largest target markets, by revenue, are wireless communications, wired infrastructure and industrial and automotive electronics. Our legacy consumer and computing peripherals target market has typically represented a much smaller percentage of our overall net revenue. The percentage of total net revenue generated by sales in each of our target markets varies from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality. The first fiscal quarter is typically our lowest revenue and cash generating quarter due, in part, to holiday shutdowns at many OEM customers and distributors, and the first half of the fiscal year tends to generate lower revenue than the second half. However, typical seasonality and industry cyclicality may be overshadowed by other factors such as wider macroeconomic effects, timing of significant product transitions and launches by large OEMs and new product launches by our competitors. In fiscal year 2012, strength in the smartphone market and strong product ramps at certain of our OEMs in this market more than offset weakness in our net revenue from industrial target market caused by continued supply chain contraction. Weakness in industrial spending, in China in particular, also adversely impacted revenue from our industrial target market in fiscal year 2012.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During the fiscal year ended October 28, 2012, Foxconn Technology Group companies accounted for 17% of our net revenue. Our top 10 customers for fiscal year ended October 28, 2012, which included three distributors each, collectively accounted for 62% of our net revenue. However, we believe that aggregate sales of our products to certain of our customers exceeds the amount of our direct sales to them. For example, we believe our aggregate sales to two OEMs, when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, each accounted for more than 10% of our net revenues, for the fiscal year ended October 28, 2012. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top ten customers could have a material adverse effect on our business, results of operation and financial condition.
Net revenue by target market data is derived from our understanding of our end customers’ primary markets, and was as follows:

	Year Ended
% of Net Revenue	October 28, 2012	October 30, 2011	Change
Wireless communications	45%	38%	7%
Wired infrastructure	28	28	—
Industrial and automotive electronics	22	29	(7)
Consumer and computing peripherals	5	5	—
Total net revenue	100%	100%

	Year Ended
Net Revenue	October 28, 2012	October 30, 2011	Change
	(In millions)
Wireless communications	$1,064	$887	$177
Wired infrastructure	662	659	3
Industrial and automotive electronics	518	672	(154)
Consumer and computing peripherals	120	118	2
Total net revenue	$2,364	$2,336	$28
Net revenue from our wireless communications target market increased in fiscal year 2012 compared with the corresponding prior year periods due to continued strength in mobile smartphone sales and new handset ramps incorporating our products at major smartphone OEMs. We experienced higher demand for our multi-mode, multi-band power amplifiers, in particular, as well as for our FBAR duplexers in fiscal year 2012. Demand for FBAR duplexers in fiscal year 2012 also benefited from transitions by various cellular carriers to the 4G/LTE standard.
Net revenue from our wired infrastructure target market remained relatively flat in fiscal year 2012, compared with fiscal year 2011. During fiscal year 2012, we saw strong growth from sales of our ASICs used in data center applications compared to fiscal year 2011. Revenues from this target market for fiscal year 2012 also reflect an increase in development agreement and intellectual property licensing revenue of $12 million. However for fiscal year 2012, these effects were substantially offset by a decrease in high-performance computing hardware sales, as well as a pullback in sales of proprietary parallel optics at several of our large communications OEM customers due to weak core routing spending with service providers.
Net revenue from our industrial and automotive electronics target market decreased in fiscal year 2012 compared with fiscal year 2011. This decrease was due primarily to continued, and worse than expected, supply chain corrections and weakness in industrial spending, in China in particular, in fiscal year 2012 compared with fiscal year 2011. These effects were partially offset by increases in revenue from development agreements and the sale of certain of our intellectual property of approximately $6 million, for fiscal year 2012.
Net revenue from our legacy consumer and computing peripherals target market increase slightly in fiscal year 2012 compared with fiscal year 2011. This was largely due to the last time purchases of product in the third quarter of fiscal year 2012, resulting from our transition from manufacturing and sales of products to an intellectual property licensing and royalty business model in this target market. The transition to the intellectual property licensing royalty model was completed in the fourth quarter of fiscal year 2012. During the fiscal year 2012, we generated approximately $23 million in intellectual property-

related revenue from this target market. Due to the structure of these licensing arrangements, royalty revenue may fluctuate from period to period.
Gross margin.  Gross margin was $1,142 million for fiscal year 2012 compared to $1,147 million for fiscal year 2011, a decrease of $5 million. As a percentage of net revenue, gross margin decreased slightly to 48% for fiscal year 2012, compared to 49% fiscal year 2011. The slight decrease in gross margin in fiscal year 2012 was driven by product mix, with a higher proportion of sales into our wireless communication target market compared to sales into our higher-margin industrial and automotive electronics target market. This mix effect was substantially offset by (i) an increase in revenue from development agreements and sales and licensing of intellectual property of $51 million in fiscal year 2012 (ii) a $12 million decrease in cost of products sold due to a revision in wafer cost allocation methodology during fiscal year 2012, and (iii) a $8 million decrease in depreciation expense during the fiscal year 2012, resulting from a change in the duration of the useful lives of certain of our manufacturing equipment which occurred in the fourth quarter of fiscal year 2011. During the fiscal quarter ended January 29, 2012, we revised our cost allocation methodology to fully burden with overhead costs the expense for wafers used in research and development projects that are processed through our internal fabrication facilities, or R&D wafer cost allocation methodology.
Research and development.  Research and development expense was $335 million for fiscal year 2012, compared to $317 million for fiscal year 2011, an increase of $18 million or 6%. As a percentage of net revenue, research and development expenses remained flat at 14% for fiscal year 2012, compared to fiscal year 2011. The majority of this increase, in absolute dollars, resulted from investments in our wired infrastructure and wireless communications solutions. Part of the increase was attributable to a $15 million increase in research and development project consumables and services, $12 million of which was due to the change in R&D wafer cost allocation methodology, as discussed above under Gross margin, which increased gross margin by a corresponding amount. The overall dollar increase in research and development expense was also attributable to an $8 million increase in depreciation expense related to capital expenditures supporting research and development efforts, a $7 million increase in salaries and employee benefits expense, and a $6 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our ESPP. These increases were partially offset by a $13 million decrease in accrued incentive compensation expense related to our employee bonus program, which is a variable expense related to our achievement of program performance metrics, and a $3 million decrease in computer software expenses in fiscal year 2012, compared to the fiscal year 2011. The overall dollar increase in research and development expense is also net of $7 million in accrued reimbursements pursuant to research and development grants. We expect research and development expenses to increase in absolute dollars for the foreseeable future, due to the increasing complexity and number of products we plan to develop.
Selling, general and administrative.  Selling, general and administrative expense was $199 million for the year ended October 28, 2012 compared to $220 million for the year ended October 30, 2011, a decrease of $21 million or 10%. As a percentage of net revenue, selling, general and administrative expense decreased slightly to 8% for the year ended October 28, 2012 compared to 9% for the year ended October 30, 2011. Changes in components of selling, general and administrative expense for the fiscal year 2012, compared to the fiscal year 2011, consisted of a $13 million decrease in legal expenses related to offensive litigation matters, a $8 million decrease in accrued incentive compensation expense related to our performance-based employee bonus program, a $4 million decrease in external services related to consulting and IT, a $3 million decrease in depreciation expense, and a $2 million decrease in salaries and wages expense, partially offset by a $7 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our ESPP.
Amortization of intangible assets.  Total amortization of intangible assets incurred was $77 million and $78 million, respectively, for fiscal years 2012 and 2011.
Restructuring charges.   We incurred total restructuring charges of $7 million for fiscal year 2012 compared to $4 million for fiscal year 2011, both predominantly representing employee termination costs.
Interest expense.  Interest expense was $1 million for fiscal year 2012, compared to $4 million for fiscal year 2011, which represents a decrease of $3 million. The decrease is primarily due to the redemption of the remaining $230 million aggregate principal amount of our senior subordinated rate notes on December 1, 2010.
Loss on extinguishment of debt.  During fiscal year 2011, we redeemed $230 million aggregate principal amount of our senior subordinated notes. The redemption of the senior subordinated notes resulted in a loss on extinguishment of debt of $19 million. During fiscal year 2011, we also terminated our senior secured revolving credit facility. There were no outstanding loan borrowings under this facility at the time of termination. This termination resulted in a loss on extinguishment of debt of $1 million, related to the write-off of debt amortization costs and other related expenses. See Note 7. “Borrowings” to the Consolidated Financial Statements.
Other income, net.  Other income, net includes interest income, foreign currency gain (loss), loss on other-than-temporary impairment of investment and other miscellaneous items. Other income, net was $4 million for fiscal year 2012 compared to other income, net of $1 million for fiscal year 2011. This increase in other income, net for fiscal year 2012 is primarily attributable to an increase in interest income due to higher cash balances compared to prior year.
Provision for income taxes.  We recorded an income tax expense totaling $22 million for fiscal year 2012 compared to an income tax expense of $9 million for fiscal year 2011. The increase is primarily attributable to an increase in worldwide income, change in the jurisdictional mix of income and expense and the expiration of the research and development tax credit in the U.S. on December 31, 2011. The provision for income taxes in 2011 is net of a $3 million tax benefit for the increase in deferred tax assets from U.S. legislation retroactively reinstating the research and development tax credit and a $3 million tax benefit from a change in estimate related to research and development tax credits.
Year Ended October 30, 2011 Compared to Year Ended October 31, 2010
The following tables set forth our results of operations for the years ended October 30, 2011 and October 31, 2010.

	Year Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
	(In millions)		(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	$2,336	$2,093	100%	100%
Cost of products sold:
Cost of products sold	1,133	1,068	49	51
Amortization of intangible assets	56	58	2	3
Restructuring charges	—	1	—	—
Total cost of products sold	1,189	1,127	51	54
Gross margin	1,147	966	49	46
Research and development	317	280	14	14
Selling, general and administrative	220	196	9	9
Amortization of intangible assets	22	21	1	1
Restructuring charges	4	3	—	—
Total operating expenses	563	500	24	24
Income from operations	584	466	25	22
Interest expense	(4)	(34)	—	(2)
Loss on extinguishment of debt	(20)	(24)	(1)	(1)
Other income (expense), net	1	(2)	—	—
Income before income taxes	561	406	24	19
Provision for income taxes	9	(9)	—	(1)
Net income	$552	$415	24%	20%
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
Net revenue from wireless communications products, increased in absolute dollars in fiscal year 2011, compared with fiscal year 2010, while remaining flat as a percentage of net revenue. The launch of next-generation smartphones at leading new and existing OEM customers, which incorporate many of our proprietary products such as 3G and 4G radio frequency filters and power amplifiers drove revenue growth during fiscal year 2011.
Net revenue from our industrial and automotive electronics products increased in absolute dollars in fiscal year 2011, compared with fiscal year 2010, while remaining flat as a percentage of net revenue. The increase in the fiscal year 2011 was due to particular strength in sales of optocouplers, industrial fiber optic transceivers and industrial motion encoders. We continued to benefit from strong demand in renewable energy, smart power grid installations and transportation applications, in both developed economies and emerging economies such as China. Demand in our industrial market slowed towards the end of fiscal year 2011 as a result of slower economic growth in China and a slow-down in the renewable energy sector. We believe this has caused some ongoing inventory corrections in the supply chain in this target market. The effects of this were particularly noticeable in demand for servo drives and inverters for renewable energy applications in Europe and Asia-Pacific towards the end of fiscal year 2011.
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
Gross margin.  Gross margin was $1,147 million for fiscal year 2011 compared to $966 million for fiscal year 2010, an increase of $181 million or 19%. As a percentage of net revenue, gross margin increased to 49% for fiscal year 2011 from 46% for fiscal year 2010. The increase in gross margin percentage was primarily attributable to continuing improvements in product mix. During fiscal year 2011, compared fiscal year 2010, a higher proportion of our net revenues were from products sold into the wired infrastructure target market and from sales of our proprietary products, which generally earn higher gross margins than our other products, partially offset by continued strong sales of our wireless products and changes in the mix of our wireless products. Gross margin benefited from a reduction in depreciation expense of $3 million in fiscal year 2011 resulting from a change in the duration of the useful lives of certain of our assembly and test equipment. We also released charges of

$7 million during fiscal year 2011 for warranty costs compared to charges of $12 million recorded in fiscal year 2010. See Note 15. “Commitments and Contingencies” to the Consolidated Financial Statements.
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
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and sources and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible. The majority of our cash and cash equivalents are held in financial institutions in Singapore.

Our primary sources of liquidity as at October 28, 2012 consisted of: (1) approximately $1,084 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our $300 million revolving credit facility, which is committed until March 31, 2015, all of which is available to be drawn. Our short-term and long-term liquidity requirements primarily arise from: (i) working capital requirements, (ii) research and development and capital expenditure needs, including acquisitions from time to time and (iii) quarterly dividend payments (if and when declared by our Board) and any share repurchases we may choose to make under our share repurchase program. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
In June 2011, our board of directors authorized the repurchase of up to 15 million of the Company’s outstanding ordinary shares, not to exceed $500 million, in the aggregate, referred to as the 2011 share repurchase program, in open market transactions prior to our 2012 Annual General Meeting of the Company, which was held on April 4, 2012. During the year ended October 28, 2012, we repurchased an aggregate of 2.8 million shares for an aggregate purchase price of $85 million, under the 2011 share repurchase program. On April 4, 2012, our Board of Directors authorized the Company to repurchase up to 15 million of its ordinary shares, referred to as the 2012 share repurchase program. For the fiscal year ended October 28, 2012, the Company repurchased 0.7 million shares for an aggregate of purchase price of $25 million in cash under the 2012 share repurchase program. Share repurchases under our share repurchase programs are made in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased depend on a variety of factors including price, market conditions and applicable legal requirements. The 2012 share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. The 2012 share repurchase program will expire at the Company's 2013 AGM, unless earlier terminated.
Our cash and cash equivalents increased by $255 million to $1,084 million at October 28, 2012 from $829 million at October 30, 2011 primarily as a result of $693 million in cash provided by operating activities and $44 million in cash received from the issuance of ordinary shares pursuant to the exercise of options under our employee share option plans and purchase rights under our employee share purchase plan. Partially offsetting this increase were $241 million cash paid for capital expenditures, $110 million of cash paid to repurchase 3.5 million of our ordinary shares, and $137 million in dividends paid to our shareholders.
We believe that our cash and cash equivalents on hand, and cash flows from operations, combined with availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending, quarterly dividends (if and when declared by our Board) and any share repurchases we may choose to make under our share repurchase program for at least the next 12 months. We anticipate that our capital expenditures for fiscal year 2013 may be incrementally higher than for fiscal year 2012, due primarily to increased spending on capacity expansion in our Fort Collins internal fabrication facility, as well as spending on equipment to support various research and development projects. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. We could also reduce certain expenditures such as repurchases of our ordinary shares and payment of our quarterly dividend. In such circumstances we may seek to obtain debt or equity financing in the future. However, we cannot assure that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including under our revolving credit facility, will depend on our ability to generate cash in the future. In addition, even though we may not need additional funds, we may still elect to sell additional debt or equity securities or increase our current credit facility for other reasons.
The following table summarizes our cash flows for the periods indicated (in millions):

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Net cash provided by operating activities	$693	$726	$510
Net cash used in investing activities	(244)	(122)	(86)
Net cash used in financing activities	(194)	(336)	(335)
Net increase in cash and cash equivalents	$255	$268	$89
Cash Flows for the Years Ended October 28, 2012 and October 30, 2011
Operating Activities
Net cash provided by operating activities during the year ended October 28, 2012 was $693 million. The net cash provided by operating activities was principally due to net income of $563 million and non-cash charges of $217 million, offset by changes in operating assets and liabilities of $87 million.

Accounts receivable increased to $341 million at the end of fiscal year 2012 from $328 million at the end of fiscal year 2011. Accounts receivable days sales outstanding increased to 51 days at October 28, 2012 from 48 days at October 30, 2011 primarily due to linearity of shipments in the last three months of fiscal year 2012 as compared to the last three months of fiscal year 2011. We use the current quarter revenue in our calculation of number of days sales outstanding.
Inventory was $194 million at both October 28, 2012 and October 30, 2011. Inventory days on hand remained flat at 58 days as of both October 28, 2012 and October 30, 2011. We use the current quarter cost of products sold in our calculation of days on hand of inventory.
Other current assets increased to $72 million at October 28, 2012 from $42 million at the end of fiscal year 2011 primarily due to a $16 million increase in cash advances made to certain of our existing distributors for anticipated distributor price adjustments, a $5 million increase in receivables from our contract manufacturers for materials purchased by us on their behalf to secure pricing, a $5 million increase in receivables from intellectual property-related revenue, a $3 million increase in receivables from government grants, a $3 million increase in assets related to the employee deferred compensation plan and a $1 million increase in deposits paid for fixed assets, partially offset by a $4 million decrease in current deferred taxes, net of valuation allowances. During the second quarter of fiscal year 2012, we entered into agreements with certain distributors whereby we agreed to advance cash to them to fund estimated price adjustments. These advances are estimated based on an agreed percentage of the rolling previous three months average ending inventory, as reported by the distributor, multiplied by the rolling previous three months price adjustment credits as a percentage of the distributor's reported rolling previous three months resales. The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances, and are due upon demand. The agreements governing these advances can be cancelled by us at any time. Such advances have no impact on revenue recognition or our consolidated statements of operations and are recorded in other current assets on our consolidated balance sheets.
Current liabilities decreased to $346 million at the end of fiscal year 2012 from $350 million at the end of fiscal year 2011 mainly due to a decrease in employee compensation and benefits accruals and other current liabilities, partially offset by an increase in accounts payable. Employee compensation and benefits decreased to $61 million at the end of fiscal year 2012 from $89 million at the end of fiscal year 2011 mainly due to performance levels under our employee bonus program related to our overall profitability and other performance metrics. Other current liabilities decreased to $36 million at the end of fiscal year 2012 from $38 million at the end of fiscal year 2011 primarily due to a $3 million release from and $1 million utilization of warranty accruals, a $2 million decrease in supplier inventory liabilities and $2 million recognition of previously deferred revenue, offset by a $6 million increase in income tax and sales and use tax payables. Accounts payable increased to $248 million as at October 28, 2012 from $221 million at the end of fiscal year 2011 due to timing of disbursements and a higher volume of purchases to support the increase in revenue over the year.
Other long-term assets increased to $66 million at the end of fiscal year 2012 from $61 million at the end of fiscal year 2011 mainly due to the increase in long-term deferred tax assets. Other long-term liabilities increased to $95 million at the end of fiscal year 2012 from $86 million at the end of fiscal year 2011 mainly due to the change in actuarial assumptions used in the valuation of our post-retirement benefit and defined benefit pension plans liabilities and the net periodic pension expenses recorded during the year for our post-retirement benefit and defined benefit pension plans.
Net cash provided by operating activities during the year ended October 30, 2011 was $726 million. The net cash provided by operating activities was principally due to net income of $552 million and non-cash charges of $209 million, offset by changes in operating assets and liabilities of $35 million.
Investing Activities
Net cash used in investing activities for the year ended October 28, 2012 was $244 million. The net cash used in investing activities principally related to purchases of property, plant and equipment of $241 million, in connection with the expansion of our internal manufacturing facilities in Fort Collins, Colorado and $4 million related to immaterial business acquisitions completed in fiscal year 2012.
Net cash used in investing activities for the year ended October 30, 2011 was $122 million. The net cash used in investing activities principally related to purchases of property, plant and equipment of $112 million and $8 million related to a business acquisition completed in fiscal year 2011.
Financing Activities
Net cash used in financing activities for the year ended October 28, 2012 was $194 million. The net cash used in financing activities was principally due to an aggregate of $137 million in payments of cash dividends to shareholders and the payment of an aggregate of $110 million to repurchase and cancel 3.5 million shares of our ordinary shares under our share repurchase program. This was partially offset by $44 million in net proceeds provided by the exercises of options, and purchases of our ordinary shares by employees under our ESPP.

Net cash used in financing activities for the year ended October 30, 2011 was $336 million. The net cash used in financing activities was principally due to the redemption of the remaining $230 million in principal amount of senior subordinated notes, an aggregate of $86 million in payments of cash dividends to shareholders and the payment of an aggregate of $93 million to repurchase and cancel 2.6 million shares of our ordinary shares under our share repurchase program. This was partially offset by $70 million in net proceeds provided by the exercises of options and purchases of our ordinary shares by employees under our ESPP.
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
Indebtedness

As of October 28, 2012, we had $3 million of capital lease obligations. At such date, we also had $300 million of borrowing capacity available under our revolving credit facility.
Revolving Credit Facility
Our current credit agreement provides for a $200 million senior unsecured revolving credit facility with a term of four years, ending on March 31, 2015. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $40 million. The credit agreement contains financial covenants requiring Avago Finance to maintain a maximum leverage ratio and a minimum interest coverage ratio and customary restrictive covenants, including certain restrictions on the ability of our subsidiaries (including Avago Finance) to pay dividends, and customary events of default. In addition, the credit agreement permits Avago Finance to increase the aggregate commitments under the credit agreement from $200 million to $300 million, at any time, subject to certain conditions and the receipt of sufficient commitments for such increase from the lenders. Compliance with financial covenants is required for the term of the credit agreement irrespective of the amount of borrowing outstanding. On August 6, 2012, Avago Finance exercised the accordion feature under its credit agreement to increase the aggregate commitments for its unsecured revolving credit facility from $200 million to $300 million. This increase in the revolving credit facility commitment result in a corresponding increase in commitment fees payable under the credit agreement. Certain subsidiaries of the Company guarantee the revolving credit facility.

Borrowings under our senior unsecured revolving credit facility are subject to floating rates of interest and will bear interest at a rate per annum equal to:

Base Rate Advances: the highest of (x) Citibank's publicly announced base rate from time to time, (y) the U.S. Federal funds rate plus 0.5% and (z) the British Bankers Association Interest Settlement Rate, or BBA LIBOR Rate applicable to Dollars for a period of one month plus 1.00%; or

Eurocurrency Advances: the rate per annum obtained by dividing (x) the BBA LIBOR Rate for deposits in Dollars for the applicable interest period by (y) a percentage equal to 100% minus the Eurocurrency liabilities reserve percentage specified by the U.S. Federal Reserve System for such interest period, plus, in each case, a margin based on the credit rating of Avago Finance's long-term unsecured debt or Avago Finance's corporate credit rating, as applicable, or the Avago Public Debt Rating. Avago Finance is also required to pay the lenders a commitment fee at a rate per annum that varies based on the Public Debt Rating and the aggregate amount of the outstanding commitments under the credit agreement.
As of October 28, 2012, we had no borrowings outstanding under the revolving credit facility and were in compliance with the financial covenants under our credit agreement. We did not draw on our revolving credit facility during fiscal year 2012.
Contractual Commitments
Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, and timing of payments. As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

The following table sets forth our contractual obligations and commitments as of October 28, 2012 for the fiscal periods noted (in millions):

	Total	2013	2014 to 2015	2016 to 2017	Thereafter
Operating leases(1)	$97	$10	$20	$9	$58
Capital leases(2)	3	1	2	—	—
Purchase Commitments (3)	121	121	—	—	—
Revolving credit facility commitments(4)	3	1	2	—	—
Other Contractual Commitments(5)	53	21	20	12	—
_______________________________________

(1)	Includes operating lease commitments for facilities and equipment that we have entered into with third parties.

(2)	Includes capital lease commitments for equipment that we have entered into with third parties.

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

We also make purchases from a variety of vendors in connection with the expansion of our Fort Collins internal fabrication facility. These purchases are typically conducted on a purchase order basis and the amount shown in the table includes $33 million in cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of October 28, 2012.
In addition to the above non-cancelable purchase commitments, we record a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts in conjunction with our write-down of inventory. As of October 28, 2012, the liability for our firm, non-cancelable and unconditional purchase commitments related to inventory suppliers was $2 million. This amount is included in other current liabilities in our balance sheets at October 28, 2012, and are excluded from the preceding table.

(4)	Represents commitment fees and letter of credit fees.

(5)	Represents amounts payable pursuant to agreements related to outsourced IT, human resources, financial infrastructure outsourcing services and other services agreements.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at October 28, 2012, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $22 million of unrecognized tax benefits classified as long-term income tax payable in the consolidated balance sheet as of October 28, 2012 have been excluded from the contractual obligations table above.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at October 28, 2012 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Indemnifications to Hewlett-Packard and Agilent
Agilent Technologies, Inc. has given multiple indemnities to Hewlett-Packard Company in connection with its activities prior to its spin-off from Hewlett-Packard Company in June 1999 for the businesses that constituted Agilent prior to the spin-off. As the successor to the SPG business of Agilent, we may acquire responsibility for indemnifications related to assigned intellectual property agreements. Additionally, when we completed the SPG Acquisition in December 2005, we provided indemnities to Agilent with regard to Agilent’s conduct of the SPG business prior to the SPG Acquisition. In our opinion, the fair value of these indemnifications is not material and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.
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
Foreign Currency Derivative Instruments
Although a majority of our revenue and operating expenses is denominated in U.S. dollars, and we prepare our financial statements in U.S. dollars in accordance with GAAP, a portion of our revenue and operating expenses is in foreign currencies. Our revenues, costs and expenses and monetary assets and liabilities are exposed to changes in currency exchange rates as a result of our global operating and financing activities. To mitigate the exposures resulting from the changes in the exchange rates of these currencies, we enter into foreign exchange forward contracts to hedge a portion of these exposures. Contracts that meet accounting criteria are designated at inception as hedges of the related foreign currency exposures, which include committed and anticipated transactions that are denominated in currencies other than the U.S. dollar. The criteria for designating a derivative as a hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the assessment of the probability that the underlying transaction will occur. Our foreign exchange forward contracts generally mature within three to six months. We do not use derivative financial instruments for speculative or trading purposes. As of October 28, 2012, there were no foreign exchange forward contracts outstanding. Losses from foreign currency transactions, as well as derivative instruments, are included in our consolidated statements of operations in the amounts of $0 million, $0 million and $4 million for the years ended October 28, 2012, October 30, 2011 and October 31, 2010.
Interest Rate Risk
Borrowings under our revolving credit facility are subject to floating rates of interest. Any significant changes in interest rates would increase our borrowing costs under our credit facility. However, a hypothetical increase of 100 basis points in short-term interest rates would not have a material impact on our revolving credit facility. We did not have any borrowings outstanding under this facility during fiscal year 2012 or as at October 28, 2012.
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial conditions and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of October 28, 2012, we do not believe that we have any material direct or indirect exposure to the European financial markets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVAGO TECHNOLOGIES LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avago Technologies Limited:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Avago Technologies Limited and its subsidiaries at October 28, 2012 and October 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended October 28, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 17, 2012

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED BALANCE SHEETS

	October 28, 2012	October 30, 2011
	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,084	$829
Trade accounts receivable, net	341	328
Inventory	194	194
Other current assets	72	42
Total current assets	1,691	1,393
Property, plant and equipment, net	503	316
Goodwill	180	177
Intangible assets, net	422	499
Other long-term assets	66	61
Total assets	$2,862	$2,446
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$248	$221
Employee compensation and benefits	61	89
Capital lease obligations — current	1	2
Other current liabilities	36	38
Total current liabilities	346	350
Long-term liabilities:
Capital lease obligations — non-current	2	4
Other long-term liabilities	95	86
Total liabilities	443	440
Commitments and contingencies (Note 15)
Shareholders’ equity:
Ordinary shares, no par value; 245,477,491 shares and 245,962,320 shares issued and outstanding on October 28, 2012 and October 30, 2011, respectively	1,479	1,479
Retained earnings	951	525
Accumulated other comprehensive income (loss)	(11)	2
Total shareholders’ equity	2,419	2,006
Total liabilities and shareholders’ equity	$2,862	$2,446

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
	(In millions, except per share data)
Net revenue	$2,364	$2,336	$2,093
Cost of products sold:
Cost of products sold	1,164	1,133	1,068
Amortization of intangible assets	56	56	58
Restructuring charges	2	—	1
Total cost of products sold	1,222	1,189	1,127
Gross margin	1,142	1,147	966
Research and development	335	317	280
Selling, general and administrative	199	220	196
Amortization of intangible assets	21	22	21
Restructuring charges	5	4	3
Total operating expenses	560	563	500
Income from operations	582	584	466
Interest expense	(1)	(4)	(34)
Loss on extinguishment of debt	—	(20)	(24)
Other income (expense), net	4	1	(2)
Income before income taxes	585	561	406
Provision for (benefit from) income taxes	22	9	(9)
Net income	$563	$552	$415

Net income per share:
Basic	$2.30	$2.25	$1.74
Diluted	$2.25	$2.19	$1.69

Weighted average shares :
Basic	245	245	238
Diluted	250	252	246

Dividends declared and paid per share	$0.56	$0.35	$—

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
	(In millions)
Cash flows from operating activities:
Net income	$563	$552	$415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155	157	159
Amortization of debt issuance costs	—	1	2
Loss on extinguishment of debt	—	6	8
Loss on disposal of property, plant and equipment	3	1	2
Impairment of investment and loan receivable from investee	2	—	—
Share-based compensation	53	38	25
Tax benefits from share-based compensation	13	14	—
Excess tax benefits from share-based compensation	(9)	(8)	(2)
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(13)	(42)	(96)
Inventory	—	(5)	(26)
Accounts payable	(2)	25	23
Employee compensation and benefits	(28)	7	27
Other current assets and current liabilities	(32)	(13)	(16)
Other long-term assets and long-term liabilities	(12)	(7)	(11)
Net cash provided by operating activities	693	726	510
Cash flows used in investing activities:
Purchase of property, plant and equipment	(241)	(112)	(79)
Acquisitions and investments, net of cash acquired	(4)	(9)	(9)
Proceeds from disposal of property, plant and equipment	—	—	2
Proceeds from insurance claims on property, plant and equipment	1	—	—
Loan receivable from cost method investee	—	(1)	—
Net cash used in investing activities	(244)	(122)	(86)
Cash flows used in financing activities:
Proceeds from government grants	2	—	—
Debt repayments	—	(230)	(364)
Debt financing costs	—	(2)	—
Payment on capital lease obligation	(2)	(3)	(2)
Issuance of ordinary shares, net of issuance costs	44	70	28
Repurchase of ordinary shares	(110)	(93)	—
Excess tax benefits from share-based compensation	9	8	3
Dividend payments to shareholders	(137)	(86)	—
Net cash used in financing activities	(194)	(336)	(335)
Net increase in cash and cash equivalents	255	268	89
Cash and cash equivalents at the beginning of year	829	561	472
Cash and cash equivalents at end of year	$1,084	$829	$561
Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$14	$46
Cash paid for income taxes	$9	$7	$6
The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Ordinary Shares		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity	Comprehensive Income (loss)
	Shares	Amount
	(In millions, except share amounts)
Balance as of November 1, 2009	235,392,897	$1,393	$(356)	$3	$1,040	$(49)
Issuance of ordinary shares in connection with equity incentive plans	4,495,334	28	—	—	28
Share-based compensation	—	25	—	—	25
Tax benefits from share-based compensation	—	4	—	—	4
Changes in accumulated other comprehensive income (loss):
Actuarial losses and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	(7)	(7)	$(7)
Net income	—	—	415	—	415	415
Balance as of October 31, 2010	239,888,231	1,450	59	(4)	1,505	$408
Issuance of ordinary shares in connection with equity incentive plans	8,711,944	70	—	—	70
Repurchase of ordinary shares	(2,637,855)	(93)	—	—	(93)
Share-based compensation	—	38	—	—	38
Tax benefits from share-based compensation	—	14	—	—	14
Cash dividends paid to shareholders	—	—	(86)	—	(86)
Changes in accumulated other comprehensive income (loss):
Unrealized gain on available-for-sale investment	—	—	—	3	3	$3
Actuarial gains and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	3	3	3
Net income	—	—	552	—	552	552
Balance as of October 30, 2011	245,962,320	1,479	525	2	2,006	$558
Issuance of ordinary shares in connection with equity incentive plans	3,023,933	44	—	—	44
Repurchase of ordinary shares	(3,508,762)	(110)			(110)
Share-based compensation	—	53	—	—	53
Tax benefits from share-based compensation	—	13	—	—	13
Cash dividends paid to shareholders	—	—	(137)	—	(137)
Changes in accumulated other comprehensive income (loss):
Actuarial losses and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	(13)	(13)	$(13)
Net income	—	—	563	—	563	563
Balance as of October 28, 2012	245,477,491	$1,479	$951	$(11)	$2,419	$550

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview and Basis of Presentation
Overview
Avago Technologies Limited, or the "Company", was organized under the laws of the Republic of Singapore in August 2005. We are the successor to the Semiconductor Products Group, or SPG, of Agilent Technologies, Inc., or Agilent. On December 1, 2005, we acquired substantially all of the assets of SPG from Agilent, or the SPG Acquisition.
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
References herein to "we", "our", "us" and "Avago" are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires.
Basis of Presentation
Fiscal Periods
We operate on a 52 or 53-week fiscal year which ends on the Sunday closest to October 31. The first quarter of our fiscal year 2012 ended on January 29, 2012, the second quarter ended on April 29, 2012, the third quarter ended on July 29, 2012 and the fourth quarter ended on October 28, 2012.
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
Cash and cash equivalents.  We consider all highly liquid investment securities with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. We determine the appropriate classification of our cash and cash equivalents at the time of purchase. The majority of our cash and cash equivalents are held in financial institutions in Singapore. Cash equivalents included $759 million and $522 million of time deposits as of October 28, 2012 and October 30, 2011, respectively.
Trade accounts receivable, net.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. These allowances were $1 million each as of October 28, 2012 and October 30, 2011. Accounts receivable are also recorded net of sales returns and distributor allowances. These amounts are recorded when it is both probable and estimable that discounts will be granted or products will be returned. Aggregate accounts receivable allowances at October 28, 2012 and October 30, 2011 were $37 million and $23 million, respectively.
Concentrations of credit risk and significant customers.  Our cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents may be redeemable upon demand and are maintained with several financial institutions that management believes are of high credit quality and therefore bear minimal credit risk. We seek to mitigate our credit risks by spreading such risks across multiple counterparties and monitoring the risk profile of these counterparties. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Credit risk with respect to accounts receivable is largely diversified, due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. We also mitigate collection risks from our customers by performing regular credit evaluations of our customers’ financial conditions, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.
We sell our products through our direct sales force, manufacturers representatives and distributors. One customer accounted for 32% of our net accounts receivable balance at October 28, 2012. Two customers accounted for 15% and 10%, respectively, of our net accounts receivable balance at October 30, 2011.
For the year ended October 28, 2012, one customer represented 17% of our net revenue. For the years ended October 30, 2011 and October 31, 2010, no customer represented 10% or more of our net revenue.
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
Investments.  Our minority investments in privately held companies are accounted for using the cost method and evaluated for impairment quarterly. Such analysis requires significant judgment to identify events or circumstances that would likely have a significant other than temporary adverse effect on the carrying value of the investment. We classify publicly-traded equity securities held by us as available-for-sale investments. These investments are recorded in the consolidated balance sheets at fair value. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income (loss). We classify our investments as non-current based on the nature of the investments and whether they are available for use in current operations. At October 28, 2012 and October 30, 2011, we had $5 million and $6 million of investments, respectively, included in other long-term assets.
Deferred Compensation Plan.  Employee contributions under the deferred compensation plan (See Note 6. “Retirement Plans and Post-Retirement Benefits”) are maintained in a rabbi trust and are not readily available to us. Participants can direct the investment of their deferred compensation plan accounts in the same investments funds offered by the 401(k) plan. Although participants direct the investment of these funds, they are classified as trading securities and are included in other current assets. The corresponding liability related to the deferred compensation plan is recorded in other current liabilities. Unrealized gain (loss) in connection with these trading securities is recorded in other income (expense), net with an offset for the same amount recorded in compensation expense. We had deferred compensation plan assets of $8 million and $5 million at October 28, 2012 and October 30, 2011, respectively, which are included in other current assets. Unrealized gain (loss) associated with these trading securities was not material for fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010.
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
We designate our forward contracts as either cash flow or fair value hedges. All derivatives are recognized on the consolidated balance sheet at their fair values. For derivative instruments that are designated and qualify as fair value hedges, changes in value of the instruments are recognized in income in the current period. Such hedges are recorded in net income (loss) and are offset by the changes in fair value of the underlying assets or liabilities being hedged. For derivative instruments that are designated and qualify as a cash flow hedge, changes in the value of the effective portion of the derivative instrument are recognized in accumulated comprehensive income (loss), a component of shareholders’ equity. These amounts are then reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Changes in the fair value of the ineffective portion of derivative instruments are recognized in income in the current period, which have not been significant to date. Separate disclosures required for derivative instruments and hedging were not presented because the impact of derivative instruments is immaterial to our consolidated financial statements for all periods presented.
Property, plant and equipment.  Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions, improvements and major renewals are capitalized, and maintenance, repairs and minor renewals are expensed as incurred. Assets are held in construction in progress until placed in service, upon which date, the Company begins to depreciate these assets. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our records and the resulting gain or loss is reflected in the consolidated statement of operations. Buildings and leasehold improvements are generally depreciated over 15 to 40 years, or over the lease period, whichever is shorter, and machinery and equipment are generally depreciated over 3 to 10 years. We use the straight-line method of depreciation for all property, plant and equipment.
Capitalized software development costs.  We capitalize eligible costs related to the application development phase of software developed internally or obtained for internal use in accordance with the accounting guidance on goodwill and other intangible assets. The capitalization of software development costs during the years ended October 28, 2012, October 30, 2011 and October 31, 2010 was not material. We begin amortizing the costs associated with software developed for internal use at the time the software is ready for its intended use over its estimated useful life of 3 years.
Goodwill and purchased intangible assets.  Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the useful lives of the respective assets, generally 6 months to 25 years.
On a quarterly basis, we monitor factors and changes in circumstances that could indicate carrying amounts of long-lived assets, including goodwill and intangible assets, may not be recoverable. Factors we consider important which could trigger an impairment review include (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and (iii) significant negative industry or economic trends. An impairment loss must be measured if the sum of the expected future cash flows (undiscounted and before interest) from the use and eventual disposition of the asset (or asset group) is less than the net book value of the asset (or asset group). The amount of the impairment loss will generally be measured as the difference between the net book value of the asset (or asset group) and their estimated fair value. We perform an annual impairment review of goodwill during the fourth fiscal quarter of each year, or more frequently if we believe indicators of impairment exist. No impairment of goodwill resulted from our most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal year 2012. No impairment of goodwill resulted in any of the periods presented.
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
The following table summarizes the changes in accrued warranty (in millions):

Balance as of October 31, 2010 — included in other current liabilities	$17
Adjustment to estimate - released to cost of products sold	(7)
Utilized	(4)
Balance as of October 30, 2011 — included in other current liabilities	6
Adjustment to estimate - released to cost of products sold	(3)
Utilized	(1)
Balance as of October 28, 2012 — included in other current liabilities	$2
During the year ended October 28, 2012 and October 30, 2011, we released warranty related charges of $1 million and $6 million, respectively, and during the year ended October 31, 2010, we recorded warranty related charges of $11 million, based on one specific quality issue, which are included in the amounts presented in the table above. See Note 15. “Commitments and Contingencies” for further details.
Accumulated other comprehensive income (loss).  Accumulated other comprehensive income (loss) includes certain transactions that have been reported in the consolidated statements of shareholders’ equity and comprehensive income (loss). The components of accumulated other comprehensive income (loss) at October 28, 2012, October 30, 2011 and October 31, 2010 consisted of net unrecognized prior service credit and actuarial gain (loss) on defined benefit pension plans and post-retirement medical benefit plans, net of taxes and unrealized gain on available-for-sale security investments.

Revenue recognition.  We recognize revenue related to sales of our products, net of trade discounts and allowances, provided that (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments or when any such adjustments can be estimated. We evaluate the creditworthiness of our customers to determine that appropriate credit limits are established prior to the acceptance of an order. Revenue, including sales to resellers and distributors, is reduced for estimated returns and distributor allowances. We recognize revenue from sales of our products to distributors upon delivery of products to the distributors. An allowance for distributor credits covering price adjustments and scrap allowances is made based on our estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claim activity has been materially consistent with the provisions we have made based on our historical estimates.
We enter into development agreements with some of our customers and recognize revenue from these agreements upon completion and acceptance by the customer of contract deliverables or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to completion or delivery of services. As we retain the intellectual property generated from these development agreements, costs related to these arrangements are included in research and development expense. These revenues, which are included in net revenue, totaled $62 million, $52 million and $35 million in fiscal years 2012, 2011 and 2010, respectively.
We recognize revenue from the licensing of our intellectual property when the following fundamental criteria are met:(i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collection of resulting receivables is reasonably assured. Revenue from upfront payments for the licensing of our patents is recognized when the arrangement is mutually signed, if there is no future delivery or future performance obligation and all other criteria are met. Revenue from guaranteed royalty streams are recognized when paid, or collection is reasonably assured and all other criteria are met. When patent licensing arrangements include royalties for future sales of the licensees’ products using our licensed patented technology, revenue is recognized when the royalty report is received from the licensee, at which time the sales price is fixed and determinable, provided that all other criteria have been met. Revenues from licensing and royalty arrangements totaled $47 million in fiscal year 2012. Amounts for both fiscal years 2011 and 2010 were immaterial.
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
For the years ended October 28, 2012, October 30, 2011 and October 31, 2010, we recorded $53 million, $38 million and $25 million, respectively, of compensation expense resulting from the application of the authoritative guidance. We recognize a benefit from share-based compensation in shareholders' equity if an incremental tax benefit is realized by following the ordering provisions of the tax law.
Shipping and handling costs.  Our shipping and handling costs charged to customers are included in net revenue and the associated expense is recorded in cost of products sold in the consolidated statements of income for all periods presented.
Advertising.  Business specific advertising costs are expensed as incurred and included within selling, general and administrative expense, amounting to $4 million for each of the years ended October 28, 2012, October 30, 2011 and October 31, 2010.

Foreign currency remeasurement.  We operate in a U.S. dollar functional currency environment. As such, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non-monetary items such as inventory and property, plant and equipment, which are remeasured at historical exchange rates. Net income for fiscal years 2012, 2011and 2010 included net foreign currency losses of $0 million, $0 million and $4 million, respectively.
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
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be made to increase the provision for income taxes in the period such determination is made.
We account for uncertainty in income taxes in accordance with accounting guidance on income taxes. The guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of accounting guidance on income taxes and in subsequent periods. This guidance also addresses measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 10. “Income Taxes” for additional information.
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
Diluted net income per share for fiscal years 2012, 2011 and 2010 excluded the potentially dilutive effect of weighted average options to purchase 2 million, 1 million and 5 million ordinary shares, respectively, as their effect was antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in millions, except per share data):

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Net income (Numerator):
Net income	$563	$552	$415
Shares (Denominator):
Basic weighted average ordinary shares outstanding	245	245	238
Add: Incremental shares for:
Dilutive effect of share options, RSUs, and ESPP rights	5	7	8
Shares used in diluted computation	250	252	246
Net income per share:
Basic:
Net income per share	$2.30	$2.25	$1.74
Diluted:
Net income per share	$2.25	$2.19	$1.69

Recently Adopted Accounting Guidance
In fiscal year ended October 28, 2012, or fiscal year 2012, we adopted the Financial Accounting Standards Board, or FASB, guidance on multiemployer pension plans and related disclosure requirements. This guidance was intended to provide more information about an employer's financial obligations to a multiemployer pension plan and, therefore, help financial statement users better understand the financial health of all of the significant plans in which the employer participates. The updated guidance does not change the current recognition and measurement guidance for an employer's participation in a multiemployer plan. This new guidance did not have a significant impact on our results of operations and financial position.
In fiscal year 2012, we adopted the FASB guidance on fair value measurement and related disclosure requirements in U.S. GAAP. The new guidance amends U.S. GAAP and is a new standard under IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. While many of the amendments to U.S. GAAP were not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. Other than requiring additional disclosures in our financial statements, this new guidance did not have a significant impact on our results of operations and financial position.
In fiscal year 2012, we adopted the FASB guidance related to fair value measurements and disclosures, which requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements (see Note 8. “Fair Value” for further discussion of fair value measurements). Other than requiring additional disclosures in our financial statements, this new guidance did not have a significant impact on our results of operations and financial position.
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
Acquisitions
During fiscal year 2012, we made 2 acquisitions that were immaterial both in the aggregate and on a standalone basis.
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
The consolidated financial statements include the results of operations of the acquired companies commencing on their respective acquisition dates. Pro forma results of operations for the acquisitions completed in the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010 have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to our consolidated financial statements.
Investments
We record at cost non-marketable investments where we do not have the ability to exercise significant influence or control and periodically review them for impairment.
In December 2010, we made an investment of $1 million in a privately-held company. The investment is accounted for under the cost method and is included on the consolidated balance sheets in other long-term assets. In September 2011, we also entered into a secured loan and warrant purchase agreement with this company pursuant to which we provided them with a secured loan of $1 million for a term of one year. As part of the consideration for making the loan, we also received a warrant to purchase up to 1,000,000 common shares of the company. At our option the warrant can be exercised for cash, by applying all or part of the outstanding loan principal balance to the warrant purchase price, on a dollar-for-dollar basis, or for a combination of cash and outstanding loan principal. Based on the quantitative assessment of the financial condition and business prospects of the investee, this equity investment and loan were both determined to be impaired in fiscal year 2012. See Note 8. "Fair Value."
During fiscal year 2010, we made an equity investment of $1 million in another privately-held company. Until July 2011, our equity investment in this company was accounted for under the cost method and periodically reviewed for impairment. In July 2011, upon the completion of the investee’s initial public offering on a non-U.S. stock exchange, its common stock became publicly traded and we classified our investment as an available-for-sale security. The investment is included on the consolidated balance sheets in other long-term assets. See Note 8. "Fair Value."

4.	Balance Sheet Components
Inventory
Inventory consists of the following (in millions):

	October 28, 2012	October 30, 2011
Finished goods	$42	$48
Work-in-process	99	106
Raw materials	53	40
Total inventory	$194	$194

During the fiscal year ended October 28, 2012, we recorded write-downs to inventories of $11 million, associated with reduced demand assumptions, compared to $20 million recorded during the fiscal year ended October 30, 2011 and $15 million recorded during the fiscal year ended October 31, 2010.

Other Current Assets
Other current assets consist of the following (in millions):

	October 28, 2012	October 30, 2011
Distributor deposits	$16	$—
Other receivables	15	5
Deferred income tax assets	14	18
Prepayments	8	7
Deferred compensation plan assets	8	5
Non-U.S. transaction tax receivable	3	3
Other	8	4
Total other current assets	$72	$42

During the second quarter of fiscal year 2012, we entered into agreements with certain distributors whereby we agreed to advance cash to them to fund estimated price adjustments. These advances are estimated based on an agreed percentage of the rolling previous three months average ending inventory, as reported by the distributor, multiplied by the rolling previous three months price adjustment credits as a percentage of the distributor's reported rolling previous three months resales. The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances, and are due upon demand. The agreements governing these advances can be cancelled by us at any time. Such advances have no impact on revenue recognition or our consolidated statements of operations and are recorded in other current assets on our consolidated balance sheets.
Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

	October 28, 2012	October 30, 2011
Land	$11	$11
Construction in progress	127	30
Buildings and leasehold improvements	158	133
Machinery and equipment	692	563
Total property, plant and equipment	988	737
Accumulated depreciation and amortization	(485)	(421)
Total property, plant and equipment, net	$503	$316
Depreciation expense was $78 million, $79 million and $80 million, for the years ended October 28, 2012, October 30, 2011 and October 31, 2010, respectively.
Effective August 1, 2011, following a comprehensive study, we extended the estimated depreciable lives of certain equipment in our internal fabrication facilities, in order to more accurately reflect their expected useful lives. As a result of this change in our accounting estimate, depreciation expense for the years ended October 28, 2012 and October 30, 2011 was reduced by $8 million and $3 million, respectively, and gross margin, income from operations and net income increased by approximately the same amount.
At October 28, 2012 and October 30, 2011, machinery and equipment included $67 million and $56 million of software costs, respectively, and accumulated amortization included $51 million and $41 million, respectively.
At October 28, 2012 and October 30, 2011, we had $12 million and $12 million of gross carrying amount of assets under capital leases, respectively, and accumulated amortization of $8 million and $6 million, respectively.
At October 28, 2012 and October 30, 2011, we had $48 million and $21 million, respectively, of unpaid purchases of property, plant, and equipment included in accounts payable. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statement of cash flows in the period they are paid.

Other Current Liabilities
Other current liabilities consist of the following (in millions):

	October 28, 2012	October 30, 2011
Income and other taxes payable	$16	$10
Deferred revenue	8	10
Accrued commissions	5	5
Warranty	2	6
Supplier liabilities	2	4
Restructuring charges	1	1
Other	2	2
Total other current liabilities	$36	$38

5.	Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill (in millions):

Balance as of October 31, 2010	$172
2011 acquisitions (Note 3. “Acquisitions and Investments”)	5
Balance as of October 30, 2011	177
2012 acquisitions	3
Balance as of October 28, 2012	$180

Intangible Assets
Amortizable purchased intangibles consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of October 28, 2012
Purchased technology	$728	$(402)	$326
Customer and distributor relationships	257	(163)	94
Other	4	(2)	2
Total	$989	$(567)	$422
As of October 30, 2011
Purchased technology	$728	$(346)	$382
Customer and distributor relationships	257	(142)	115
Other	4	(2)	2
Total	$989	$(490)	$499
The following table presents the amortization of purchased intangible assets (in millions):

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Cost of products sold	$56	$56	$58
Operating expenses	21	22	21
Total	$77	$78	$79
During the fiscal year 2011, we recorded $4 million of intangible assets with weighted average amortization period of 14 years in conjunction with an acquisition completed during fiscal year 2011. See Note 3. “Acquisitions and Investments.”

Based on the amount of intangible assets subject to amortization at October 28, 2012, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2013	$77
2014	77
2015	76
2016	59
2017	49
Thereafter	84
$422

The weighted average amortization periods remaining by intangible asset category were as follows (in years):

	October 28, 2012	October 30, 2011
Amortizable intangible assets:
Purchased technology	7	8
Customer and distributor relationships	7	7
Other	22	22

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
U.S. Deferred Compensation Plan.  We also have a deferred compensation plan, which allows highly compensated employees (as defined by IRS regulations) to voluntarily defer greater percentages of compensation than would otherwise be permitted under the salary deferral 401(k) plan and IRS regulations. The deferred compensation plan is a non-qualified plan of deferred compensation maintained in a rabbi trust. Participants can direct the investment of their deferred compensation plan accounts that are generally the same as the investment funds offered by the 401(k) plan.
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
The net pension plan costs of our non-U.S defined benefit plans for the years ended October 28, 2012, October 30, 2011 and October 31, 2010 were $5 million, $5 million and $3 million, respectively. The net pension plan costs of our U.S. post-retirement medical benefit plans for the years ended October 28, 2012, October 30, 2011 and October 31, 2010 were $2 million, $1 million and $1 million, respectively.

For the year ended October 28, 2012, we recognized $11 million of unrealized net actuarial losses in accumulated other comprehensive loss, related to our non-U.S. defined benefit plans. Of the unrealized net actuarial losses included in accumulated other comprehensive loss, related to our non U.S. defined benefit plans, we expect to recognize $1 million in fiscal year 2013. For the year ended October 30, 2011, we recognized $4 million of unrealized net actuarial gains in accumulated other comprehensive income (net of tax of $0 million), related to our non-U.S. defined benefit plans. For the year ended October 31, 2010, we recognized $6 million of unrealized net actuarial losses in accumulated other comprehensive loss (net of tax of $1 million ), related to our U.S. post-retirement medical benefit plans.
During the year ended October 28, 2012, we recognized $2 million of unrealized net actuarial losses in accumulated other comprehensive loss (net of tax of $1 million), related to our U.S. post-retirement medical benefit plans, of which we expect to recognize immaterial amounts in fiscal year 2013. During the year ended October 30, 2011, we recognized $1 million of unrealized net actuarial losses in accumulated other comprehensive income (net of tax of $1 million), related to our U.S. post-retirement medical benefit plans. Of the unrealized prior service cost included in accumulated other comprehensive loss, related to our U.S. post-retirement medical benefit plans, $0 million was recognized in fiscal year 2012. During the year ended October 31, 2010, we recognized $1 million of unrealized net actuarial losses in accumulated other comprehensive loss (net of tax of $1 million), related to our U.S. post-retirement medical benefit plans. Other long-term assets include deferred tax assets relating to pension liabilities and post-retirement medical benefit plan liabilities.
Net Periodic Benefit Cost. For the years ended October 28, 2012, October 30, 2011 and October 31, 2010, components of net periodic benefit cost and other amounts recognized in other comprehensive income were comprised of (in millions):

	Non-U.S. Defined Benefit Plans			U.S. Post Retirement Medical Benefit Plans
	October 28, 2012	October 30, 2011	October 31, 2010	October 28, 2012	October 30, 2011	October 31, 2010
Net periodic benefit cost:
Service cost	$4	$4	$2	$1	$—	$—
Interest cost	1	1	1	1	1	1
Net periodic benefit cost	$5	$5	$3	$2	$1	$1

Other changes in plan assets and benefit obligations recognized in accumulated comprehensive (income) loss:
Net actuarial (gain) loss	$11	$(5)	$7	$3	$1	$2
Prior service cost	—	1	—	—	—	—
Total recognized in accumulated comprehensive (income) loss	$11	$(4)	$7	$3	$1	$2

Funded Status.  The funded status of the U.S. post-retirement medical benefit plans and non-U.S. defined benefit plans was as follows (in millions):

	Non-U.S. Defined Benefit Plans		U.S. Post Retirement Medical Benefit Plans
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Change in plan assets:
Fair value — beginning of period	$14	$13	$—	$—
Employer contributions	1	1	—	—
Payments from plan assets	(2)	—	—	—
Fair value of plan assets — end of period	$13	$14	$—	$—
Change in benefit obligation:
Benefit obligation — beginning of period	$32	$31	$27	$25
Service cost	4	4	1	—
Interest cost	1	1	1	1
Actuarial (gain) loss	11	(5)	3	1
Benefit payments	(1)	—	—	—
Plan amendments	—	1	—	—
Currency impact	(1)	—	—	—
Benefit obligation — end of period	$46	$32	$32	$27

Plan assets less than benefit obligation	$(33)	$(18)	$(32)	$(27)

Amounts recognized in the consolidated balance sheets were as follows (in millions):

	Non-U.S. Defined Benefit Plans		U.S. Post Retirement Medical Benefit Plans
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Other current liabilities	$—	$—	$1	$1
Other long-term liabilities	$33	$18	$31	$26
Amounts recognized in accumulated other comprehensive income (loss) net of taxes:
Prior service benefits (cost)	$—	$—	$1	$(1)
Net actuarial gains (losses)	(10)	1	(5)	(1)
Total amounts recognized in accumulated other comprehensive income (loss) net of taxes	$(10)	$1	$(4)	$(2)

As of October 28, 2012 and October 30, 2011, the amounts of the obligations for our non-U.S. defined benefit plans were as follows (in millions):

	Non-U.S. Defined Benefit Plans
	October 28, 2012	October 30, 2011
Aggregate projected benefit obligation (“PBO”)	$46	$32
Aggregate accumulated benefit obligation (“ABO”)	$40	$28

We currently expect to make contributions of $0 million and $1 million, respectively, to our non-U.S. defined benefit plans and U.S. post-retirement medical benefit plans in fiscal year 2013. It is expected that as of October 28, 2012 various benefit plans will make payments over the next ten fiscal years as follows (in millions):

	Non-U.S. Defined Benefit Plans	U.S. Post Retirement Medical Benefit Plans
2013	$1	$1
2014	1	1
2015	1	1
2016	1	2
2017	1	2
2018-2022	10	12

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

Our non-U.S. defined benefit pension plans weighted average asset allocations by category were:

	Non-U.S. Defined Benefit Plans
	October 28, 2012		October 30, 2011
	Actual	Target	Actual	Target
Fixed income	83%	83%	85%	85%
Time deposits	16	16	12	12
Other	1	1	3	3
Total	100%	100%	100%	100%

Fair Value Measurement of Plan Assets  The following table presents the fair value of plan assets by major categories using the same three-level hierarchy described in Note 8. “Fair Value” (in millions):

Fair Value Measurement as of October 28, 2012 Using
Quoted Prices in Active Market for Identical Assets (Level 1)
Assets:
Fixed income	$11
Total assets	$11

Fixed income assets consist primarily of funds that invest in Euro-denominated government bonds. These government bonds are valued at quoted prices reported in the active market. The remaining balance of plan assets include time deposits of $2 million as of October 28, 2012.

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

	Assumptions for Benefit Obligation as of		Assumptions for Expense Year Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011	October 31, 2010
Non-U.S. defined benefit plans:
Discount rate	1.25%-4.25%	1.50%-5.75%	1.50%-5.75%	1.50%-5.00%	2.00%-6.50%
Average increase in compensation levels	2.00%-5.00%	2.50%-3.50%	2.50%-3.50%	2.50%-5.00%	2.50%-5.00%
Expected long-term return on assets	2.00%-3.00%	2.00%-4.00%	2.00%-4.00%	1.50%-4.00%	1.50%-5.25%

	Assumptions for Benefit Obligation as of		Assumptions for Expense Year Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011	October 31, 2010
U.S. post-retirement medical benefits plan:
Discount rate	3.50%	4.50%	4.50%	5.00%	5.50%
Current medical cost trend rate	8.67%	9.00%	9.00%	9.00%	9.00%
Ultimate medical cost trend rate	3.50%	4.00%	4.00%	4.50%	5.00%
Medical cost trend rate decreases to ultimate trend rate in year	2031	2026	2026	2025	2019
Changes in the assumed healthcare cost trend rates could have a significant effect on the amounts reported for the U.S. post-retirement medical benefit plans. A one percentage point change in the assumed healthcare cost trend rates for the year ended October 28, 2012 would have the following effects:

	1% Increase	1% Decrease
Effect on U.S. post-retirement medical benefit obligation (in millions)	$3	$(3)
Percentage effect on U.S. post-retirement medical benefit obligation	10%	(8)%
A one percentage point increase or decrease in our healthcare cost trend rates would have increased or decreased the service and interest cost components of the net periodic benefit cost by $0 million.

7.	Borrowings
We had no borrowings as of October 28, 2012 and October 30, 2011.
Revolving Credit Facility
On March 31, 2011, Avago Technologies Finance Pte. Ltd., or Avago Finance, and certain other subsidiaries of the Company entered into a new credit agreement with a syndicate of financial institutions. The credit agreement provides for a $200 million unsecured, revolving credit facility. The credit agreement has a term of 4 years. The credit agreement includes (i) financial covenants requiring Avago Finance to maintain a maximum leverage ratio and a minimum interest coverage ratio; (ii) customary restrictive covenants (subject, in each case, to certain exceptions and amounts) that limit Avago Finance’s ability to, among other things, create liens, merge or consolidate with and into other persons, pay dividends and sell assets; (iii) customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments; and (iv) customary representations and warranties. Compliance with financial covenants is required for the term of the credit agreement irrespective of the amount of borrowing outstanding. In addition, Avago Finance has the ability, at any time, to increase the aggregate commitments under the credit agreement from $200 million to $300 million subject to the condition that no default or event of default shall have occurred and be continuing and other terms and conditions set forth in the credit agreement, and the receipt of sufficient commitments for such increase from the lenders. On August 6, 2012, Avago Finance exercised the accordion feature under its credit agreement to increase the aggregate commitments for its unsecured revolving credit facility from $200 million to $300 million. This increase in the revolving credit facility commitment result in a corresponding increase in commitment fees payable under the credit agreement.
Certain subsidiaries of the Company guarantee the revolving credit facility. The credit agreement also provides for the issuance of letters of credit of up to $40 million in the aggregate, which reduces the available borrowing capacity under the revolving credit facility on a dollar for dollar basis. As of October 28, 2012, we had no borrowings outstanding under the new revolving credit facility and were in compliance with the financial covenants under our credit agreement.
Borrowings under the unsecured, revolving credit facility are subject to floating rates of interest and bear interest at a rate per annum equal to:
Base Rate Advances: the highest of (x) Citibank’s publicly announced base rate from time to time, (y) the U.S. Federal funds rate plus 0.5% and (z) the British Bankers Association Interest Settlement Rate, or BBA LIBOR Rate applicable to Dollars for a period of one month plus 1.00%; or
Eurocurrency Advances: the rate per annum obtained by dividing (x) the BBA LIBOR Rate for deposits in Dollars for the applicable interest period by (y) a percentage equal to 100% minus the Eurocurrency liabilities reserve percentage specified by the U.S. Federal Reserve System for such interest period, plus, in each case, a margin based on the credit rating of Avago Finance’s long-term unsecured debt or Avago Finance’s corporate credit rating, as applicable, referred to as the Avago Public Debt Rating. Avago Finance is also required to pay the lenders a commitment fee at a rate per annum that varies based on the Public Debt Rating and the aggregate amount of the outstanding commitments under the credit agreement.
Senior Secured Credit Facility
On March 31, 2011, in connection with entering into the credit agreement discussed above, we terminated our previous $350 million senior secured credit facility, which we entered into in connection with the SPG Acquisition. There were no outstanding loan borrowings under this facility at the time of termination. This termination resulted in a loss on extinguishment of debt of $1 million, related to the write-off of debt amortization costs and other related expenses.
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
Debt Issuance Costs
Unamortized debt issuance costs associated with the new revolving credit facility were $1 million at October 28, 2012 and unamortized debt issuance costs associated with the senior and senior subordinated notes and the secured senior credit facility were $2 million at October 30, 2011, and are included in other current assets and other long-term assets on the balance sheet. Amortization of debt issuance costs is classified as interest expense in the consolidated statement of operations.

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
The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:
Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include bank acceptances, investment funds-deferred compensation plan assets and available-for-sale securities investments. We measure investment funds and available-for-sale securities investments at quoted market price as they are traded in an active market with sufficient volume and frequency of transactions.
Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. We did not have any Level 2 assets activities during the year ended October 28, 2012.
Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. Level 3 assets and liabilities include cost method investments, goodwill, amortizable intangible assets, and property, plant and equipment, which are measured at fair value using a discounted cash flow approach when they are impaired. Quantitative information for Level 3 assets and liabilities reviewed at each reporting period, include indicators of significant deterioration in the earnings performance, credit rating, asset quality, business prospects of the investee, and financial indicators of the investee's ability to continue as a going concern.
We record at cost non-marketable investments where we do not have the ability to exercise significant influence or control, and periodically review them for impairment. During fiscal year 2011, we made an investment of $1 million in the common stock of a privately-held non-U.S. company. This equity investment is accounted for under the cost method and is included on the consolidated balance sheet in other long-term assets. In fiscal year 2011, we also entered into a secured loan and warrant purchase agreement with this company, pursuant to which we provided it with a secured loan of $1 million, at an annual interest rate of 8%, for a term of one year. Based on the quantitative assessment of the financial condition and business prospects of the investee, this equity investment and loan were both determined to be impaired in fiscal year 2012.
We did not have any Level 3 asset or liability activities other than those noted above during the year ended October 28, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below sets forth by level our financial assets and liabilities that were accounted for at fair value as of October 28, 2012. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions):

	October 28, 2012
	Portion of Carrying Value Measured at Fair Value	Fair Value Measurement as of October 28, 2012 Using Quoted Prices in Active Market for Identical Assets (Level 1)	Fair Value Measurement as of October 28, 2012 Using Significant Other Inputs (Level 2)
Assets:
Investment Funds - Deferred Compensation Plan Assets (1)	$8	$8	$—
Bank acceptances (1)	1	1	—
Available-for-sale securities (2)	4	4	—
Total assets measured at fair value	$13	$13	$—
Liabilities:
Deferred Compensation Plan Liabilities (3)	$8	$—	$8
Total liabilities measured at fair value	$8	$—	$8
_______________________________________

(1)	Included in other current assets in our consolidated balance sheet

(2)	Included in other long-term assets in our consolidated balance sheet

(3)	Included in other current liabilities in our consolidated balance sheet
During the year ended October 28, 2012, there were no material transfers between Level 1 and Level 2 fair value instruments.
Assets Measured at Fair Value on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value as of October 28, 2012.
Fair Value of Other Financial Instruments
The fair values of cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.

9.	Shareholders’ Equity
On January 27, 2010, our registration statement filed with the Securities and Exchange Commission, or SEC, in connection with the public offering and sale by certain shareholders of the Company of an aggregate of 25,000,000 of the Company’s ordinary shares, or the January Offering, was declared effective. The January Offering closed on February 2, 2010, and 25,000,000 shares were sold to the public at a price per share of $17.41 including a $0.41 per share discount to the underwriters. We did not receive any proceeds from the sale of shares sold in the January Offering other than proceeds from options exercised by certain shareholders in connection with the sale of shares by them in the January Offering. On February 23, 2010, the underwriters exercised their option in full to purchase from certain selling shareholders up to an additional 3,750,000 ordinary shares to cover over-allotments, which transaction closed on February 26, 2010.
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
During fiscal year 2012, the Company repurchased approximately 0.7 million shares for an aggregate purchase price of $25 million in cash, with a weighted-average price per share of $35.08, under the 2012 share repurchase program. All repurchased shares were immediately retired. As of October 28, 2012, 14.3 million shares remained available for repurchase under the 2012 share repurchase program.
Dividends
During fiscal year 2012, aggregate cash dividends of $0.56 per share were declared and paid on the Company's outstanding ordinary shares, resulting in payment to our shareholders of an aggregate of $137 million. During fiscal year 2011, aggregate cash dividends of $0.35 per share were declared and paid on the Company's outstanding ordinary shares, resulting in payment to our shareholders of an aggregate of $86 million.
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
In July 2009, our Board adopted, and our shareholders approved, the Avago Technologies Limited 2009 Equity Incentive Award Plan, or the 2009 Plan, to authorize the grant of options, share appreciation rights, restricted share units, dividend equivalents, performance awards, and other share-based awards. 20 million ordinary shares are initially reserved for issuance under the 2009 Plan, subject to annual increases starting in fiscal year 2012. The amount of the annual increase is equal to the least of (a) 6 million shares, (b) 3% of the ordinary shares outstanding on the last day of the immediately preceding fiscal year and (c) such smaller number of ordinary shares as determined by our Board. However, no more than 90 million ordinary shares may be issued upon the exercise of equity awards issued under the 2009 Plan. The 2009 Plan became effective on July 27, 2009. Options issued to employees under the 2009 Plan prior to March 2011 generally expire ten years following the date of grant. With effect from March 2011, options issued to employees under the 2009 Plan generally expire seven years after the date of grant. Options awarded to non-employees under this plan generally expire after five years. Options issued under the 2009 Plan generally vest over a four year period from the date of grant and are granted with an exercise price equal to the fair market value on the date of grant. Any share options cancelled or forfeited under the Pre-IPO Equity Incentive Plans after July 27, 2009 become available for issuance under the 2009 Plan. Starting in the fourth quarter of fiscal year 2010, we began to grant restricted share units, or RSUs, as part of our equity compensation programs under the 2009 Plan. An RSU is an equity award that is granted with an exercise price equal to zero and which represents the right to receive one of our ordinary shares immediately upon vesting. RSU awards granted to employees are generally time-based and vest over four years.
A summary of option activity under our equity incentive award plans follows (in millions, except years and per share amounts):

	Awards Outstanding
	Awards Available for Grant	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of November 1, 2009	17	24	$8.69
Granted	(5)	5	$19.52
Exercised		(4)	$6.46
Cancelled	2	(2)	$10.88
Balance as of October 31, 2010	14	23	$11.50
Granted	(5)	5	$32.42
Exercised		(8)	$7.59
Cancelled	1	(1)	$17.11
Balance as of October 30, 2011	10	19	$17.93
Annual increase in shares available for
issuance, per equity incentive plan terms	6
Granted	(5)	5	$34.79
Exercised		(3)	$13.24
Cancelled	1	(1)	$23.98
Balance as of October 28, 2012	12	20	$22.45	6.06	$232
Fully vested as of October 28, 2012		7	$15.15	5.62	$129
Fully vested and expected to vest as of October 28, 2012		19	$21.95	6.04	$223

The total intrinsic value of options exercised during fiscal year 2012, 2011 and 2010 was $62 million, $184 million and $54 million, respectively.
The following table summarizes significant ranges of outstanding and exercisable option awards as of October 28, 2012 (in millions, except years and per share amounts):

	Awards Outstanding			Awards Exercisable

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted- Average Exercise Price per Share
$0.00-10.00	3	4.79	$7.26	2	$6.62
10.01-20.00	5	5.95	$13.10	3	$12.52
20.01-30.00	3	7.67	$21.02	1	$20.93
30.01-40.00	9	5.94	$33.87	1	$32.77
Total	20	6.06	$22.45	7	$15.15
RSU activity and the number of outstanding RSUs were not material for either of the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010.
Employee Share Purchase Plan
In September 2010, we implemented the Avago Employee Share Purchase Plan, as amended and restated in June 2010. The ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions, based on a six-month look-back period, at a price equal to the lesser of 85% of the fair market value of the ordinary shares at either the beginning or ending of the relevant offering period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the ESPP is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The ESPP will terminate on July 27, 2019 unless sooner terminated. On the first day of the Company’s 2012 fiscal year, the number of available shares under the increased by 2 million shares in accordance to the terms set forth in the ESPP. During fiscal year 2012 and 2011, employees purchased 0.2 million and 0.3 million shares, respectively, for aggregate consideration of $7 million in each fiscal year. As at October 28, 2012, 9.5 million shares remained available for issuance under the ESPP.
Share-Based Compensation Expense
Share-based compensation expense consists of expense for stock options and RSUs granted to both employees and non-employees as well as expense associated with ESPP.
We recognize compensation expense for stock options based on the estimated grant date fair value method required under the authoritative guidance using Black-Scholes valuation model with a straight-line amortization method. Since the authoritative guidance requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation expense for such awards has been reduced for estimated forfeitures. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
We recognize compensation expense for RSUs using the straight-line amortization method based on the fair value of RSUs on the date of grant. The fair value of RSUs is the closing market price of our ordinary shares on the date of grant, which is equal to their intrinsic value on the date of grant. We recorded $5 million and $2 million of compensation expense related to RSUs for the year ended October 28, 2012 and October 30, 2011, respectively. Compensation expense associated with RSU awards was not material to fiscal year 2010 results.
We record share-based compensation expense based on an estimate of the fair value of rights to purchase ordinary shares under the ESPP, and recognize this share-based compensation expense using the straight-line amortization method. We recorded $3 million of compensation expense related to the ESPP for each of the fiscal year ended October 28, 2012 and October 30, 2011. Compensation expense associated with ESPP was not material to fiscal year 2010 results.

The following table summarizes total share-based compensation expense for the years ended October 28, 2012, October 30, 2011 and October 31, 2010 (in millions):

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Cost of products sold	$6	$4	$3
Research and development	20	14	8
Selling, general and administrative	27	20	14
Total share-based compensation expense	$53	$38	$25
The weighted-average assumptions utilized for our Black-Scholes valuation model for options and ESPP rights granted during the years ended October 28, 2012, October 30, 2011 and October 31, 2010 are as follows:

	Options
	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Risk-free interest rate	0.8%	2.0%	1.9%
Dividend yield	1.4%	0.9%	—%
Volatility	53.0%	45.0%	45.0%
Expected term (in years)	5.0	5.0	5.0

	ESPP
	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Risk-free interest rate	0.1%	0.1%	0.2%
Dividend yield	1.4%	0.6%	—%
Volatility	50.4%	42.6%	42.0%
Expected term (in years)	0.5	0.5	0.5
The dividend yields for the fiscal years ended October 28, 2012 and October 30, 2011 are based on the historical and expected dividend payouts as of the respective option grant dates. The dividend yield of zero for the year ended October 31, 2010 is based on the fact that we did not intend to declare any cash dividends as of the respective option grant dates during that period. Expected volatility is based on the combination of historical volatility of guideline publicly-traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly-traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. Our computation of expected term was based on other data, such as the data of peer companies and company-specific attributes that we believe could affect employees’ exercise behavior.
Based on the above assumptions, the weighted-average fair values of the options granted under our equity incentive award plans for the years ended October 28, 2012, October 30, 2011 and October 31, 2010 was $14.28, $12.41 and $8.17, respectively. The first six month purchase period under our ESPP began in the fourth quarter of fiscal year 2010. The weighted-average fair values of the rights to purchase shares in the ESPP for the year ended October 28, 2012 and October 30, 2011 were $12.76 and $8.52, respectively. RSUs were first granted in the fourth quarter of our fiscal year ended November 1, 2010. The weighted-average fair value of RSUs granted under the 2009 Equity Incentive Award Plan for the year ended October 28, 2012 and October 30, 2011 was $34.66 and $32.41, respectively. 0.9 million and 0.5 million shares of RSUs were unvested as of October 28, 2012 and October 30, 2011, respectively.
Based on our historical experience of pre-vesting option cancellations, for each of the fiscal years 2012, 2011 and 2010, we have assumed an annualized forfeiture rate of 8% for our options. We have assumed an annualized forfeiture rate of 8% for RSUs for fiscal year 2012 and 2011 and 0% for fiscal year 2010 because the related share-based compensation expense was not material for fiscal year 2010. We have assumed an annualized forfeiture rate of 0% for ESPP purchase rights for fiscal years 2012, 2011 and 2010 because the related share-based compensation expense was not material for either period. We will record additional expense if actual forfeitures are lower than we estimated, and will record a recovery of prior expense if actual forfeitures are higher than we estimated.
Total compensation cost of options granted but not yet vested as of October 28, 2012 was $114 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. The total grant-date fair value of options vested during fiscal year 2012, 2011 and 2010 was $42 million, $34 million and $39 million, respectively. Total unrecognized compensation cost related to the ESPP as of October 28, 2012 was $1 million, which is expected to be recognized over the remaining 5 months of the current offering period under the ESPP. Total compensation cost related to unvested RSUs as of October 28, 2012 was $23 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. The total grant-date fair value of RSUs vested during fiscal year 2012 was $1 million. No RSUs vested during the fiscal year of 2011 and 2010. The income tax benefits for share-based compensation expense was $13 million, $14 million and $4 million for fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010, respectively.

10.	Income Taxes
Consequent to the incorporation of Avago in Singapore, domestic income reflects the results of operations based in Singapore.
Components of Income Before Income Taxes
For financial reporting purposes, “Income before income taxes” included the following components (in millions):

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Domestic income	$503	$500	$323
Foreign income	82	61	83
Income before income taxes	$585	$561	$406

Components of Provision for (Benefit from) Income Taxes
We have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2014 and 2025, subject in certain cases to potential extensions. In February 2010, the Malaysian government granted us a tax holiday on our qualifying Malaysian income, which is effective for ten years beginning with our fiscal year 2009. The tax incentives that we have negotiated in Malaysia are also subject to our compliance with various operating and other conditions. For the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for (benefit from) income taxes and increase net income from what it otherwise would have been in such year by $81 million, $82 million  and $63 million, respectively, and increase diluted net income per share by $0.33, $0.32, and $0.26, respectively.

Significant components of the provision for (benefit from) income taxes are as follows (in millions):

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Current tax expense:
Domestic	$6	$5	$3
Foreign	15	12	16
	$21	$17	$19
Deferred tax expense (benefit):
Domestic	$(1)	$—	$1
Foreign	2	(8)	(29)
	$1	$(8)	$(28)

Total provision for (benefit from) income taxes	$22	$9	$(9)

We recorded a total provision for income taxes of $22 million for the year ended October 28, 2012 compared to a total of $9 million for the year ended October 30, 2011. The provision for income taxes in 2011 included a $3 million tax benefit for the increase in deferred tax assets from U.S. legislation retroactively reinstating the research and development tax credit and a $3 million tax benefit from a change in estimate related to research and development tax credits. The benefit from income taxes in 2010 included a $29 million benefit from the release of deferred tax asset valuation allowances, mainly associated with the Company irrevocably calling our senior subordinated notes for redemption in October 2010, partially offset by a write-off of $6 million of deferred tax assets resulting from the grant of a new tax incentive in Malaysia. Our valuation allowance increased by $3 million in fiscal year 2011.
Rate Reconciliation
A reconciliation of the expected statutory tax rate to the actual, effective tax rate on income before income taxes is as follows:

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Expected statutory tax rate	17.0%	17.0%	17.0%
Foreign income taxed at different rates	0.4	—	0.8
Tax holidays and concessions	(13.9)	(14.6)	(12.8)
Other, net	0.1	(1.0)	—
Valuation allowance	0.2	0.1	(7.1)
Actual tax rate on income before income taxes	3.8%	1.5%	(2.1)%

Summary of Deferred Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating losses and tax credit carryforwards.

The significant components of deferred tax assets and deferred tax liabilities included on the balance sheets were as follows (in millions):

	October 28, 2012	October 30, 2011
Deferred income tax assets:
Depreciation and amortization	$2	$6
Inventory	2	2
Trade accounts	2	2
Employee benefits	14	16
Share options	19	11
Net operating loss carryovers and credit carryovers	37	35
Other deferred income tax assets	6	5
Gross deferred income tax assets	$82	$77
Less valuation allowance	(10)	(7)
Deferred income tax assets	$72	$70
Deferred income tax liabilities:
Depreciation and amortization	$9	$8
Foreign earnings not permanently reinvested	2	2
Deferred income tax liabilities	$11	$10

Net deferred income tax assets	$61	$60
The above net deferred income tax asset has been reflected in the accompanying balance sheets as follows (in millions):

	October 28, 2012	October 30, 2011
Other current assets	$14	$18
Other current liabilities	(2)	(2)
Net current income tax assets	$12	$16

Other long-term assets	$51	$47
Other long-term liabilities	(2)	(3)
Net long-term income tax assets	$49	$44
As of October 28, 2012, we had Singapore net operating loss carryforwards of $5 million, U.S. net operating loss carryforwards of $85 million, of which $61 million are related to excess tax deductions related to stock options, U.S. state net operating loss carryforwards of $77 million, of which $53 million are related to excess tax deductions related to stock options, and other foreign net operating loss carryforwards of $3 million. The Singapore net operating losses have no limitation on utilization. U.S. federal and state net operating loss carryforwards, if not utilized, will begin to expire in fiscal year 2027 and 2016, respectively. The other foreign net operating losses expire in various fiscal years beginning 2018. As of October 28, 2012, we had $23 million and $14 million of U.S. federal and state research and development tax credits, respectively, which if not utilized, will begin to expire in fiscal year 2026.
The U.S. Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation or separate return loss year limitations. Any ownership changes, as defined, may restrict utilization of carryforwards. As of October 28, 2012, we had approximately $28 million and $16 million of federal net operating loss and tax credit carryforwards, respectively, in the U.S. subject to an annual limitation and $58 million subject to separate return loss carryforward limitation. We do not expect these limitations to result in any permanent loss of our tax benefits.
As of October 28, 2012, we had unrecognized deferred tax assets of approximately $26 million attributable to excess tax deductions related to stock options, the benefit of which will be credited to equity when realized.
We consider all operating income of foreign subsidiaries not to be permanently reinvested outside Singapore. We have provided $2 million for foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, the cumulative amount of which is estimated to be $103 million and $107 million as of October 28, 2012 and October 30, 2011, respectively.
Uncertain Tax Positions
The gross unrecognized tax benefits decreased by $3 million during fiscal year 2012, resulting in gross unrecognized tax benefits of $27 million as of October 28, 2012.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes line in the accompanying consolidated statement of operations. We recognized approximately $1 million of expense related to interest and penalties in each of the years presented. Accrued interest and penalties are included within the other long-term liabilities line in the consolidated balance sheets. As of October 28, 2012, October 30, 2011 and October 31, 2010, the combined amount of cumulative accrued interest and penalties was approximately $4 million, $6 million and $5 million, respectively.
A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is summarized as follows (in millions):

	October 28, 2012	October 30, 2011	October 31, 2010
Beginning of period	$30	$27	$24
Lapse of statute of limitations	(4)	—	—
Increases in balances related to tax positions taken during prior periods	1	1	1
Decreases in balances related to tax positions taken during prior periods	(1)	—	—
Increases in balances related to tax positions taken during current period	1	2	2
End of period	$27	$30	$27
A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of October 28, 2012, approximately $28 million of the unrecognized tax benefits including accrued interest and penalties would affect our effective tax rate. As of October 30, 2011, approximately $29 million of the unrecognized tax benefits including accrued interest and penalties would affect our effective tax rate.
Although the timing of the resolution and/or closure on audits is highly uncertain, we do not expect that the balance of gross unrecognized tax benefits would significantly decrease in the next 12 months.
We are subject to examination by the tax authorities with respect to the periods subsequent to December 2005. We are not under Singapore income tax examination at this time. The Company is subject to Singapore income tax examinations for all years from the year ended October 31, 2006. The Company is also subject to examinations in major foreign jurisdictions, including the United States, from the year ended October 31, 2007.

11.	Interest Expense
Interest expense of $1 million, $4 million and $34 million for the years ended October 28, 2012, October 30, 2011 and October 31, 2010, respectively, consisted primarily of (i) interest expense of $1 million, $3 million and $32 million, respectively, with respect to the previously outstanding senior notes, senior subordinated notes, and debt under the senior secured credit facilities, all issued or incurred in connection with the SPG Acquisition, as well as commitment fees related to our terminated and new unsecured revolving credit facilities; and (ii) amortization of debt issuance costs of $0 million, $1 million and $2 million, respectively.

12.	Other Income (Expense), net
Other income (expense), net includes interest income, currency gains (losses) on balance sheet remeasurement and other miscellaneous items. The following table presents the detail of other income (expense), net (in millions):

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Other income	$3	$1	$3
Interest income	4	1	1
Other expense	(3)	(1)	(6)
Other income (expense), net	$4	$1	$(2)

13.	Segment Information
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
The following table presents net revenue and long-lived asset information based on geographic region. Net revenue is based on the geographic location of the distributors, original equipment manufacturers or contract manufacturers who purchased the Company’s products, which may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment and are based on the physical location of the assets (in millions):

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Net revenue:
China	$981	$697	$662
United States	371	407	312
Germany	184	230	209
Korea	150	225	200
Singapore	97	106	137
Rest of the World	581	671	573
	$2,364	$2,336	$2,093

	October 28, 2012	October 30, 2011
Long-lived assets:
United States	$324	$160
Malaysia	53	35
Singapore	42	45
Rest of the World	84	76
	$503	$316

14.	Related Party Transactions
Capstone Consulting
Capstone Consulting, or Capstone, an affiliate of Kohlberg Kravis Roberts & Co., or KKR, was granted options to purchase 800,000 ordinary shares with an exercise price of $5.00 per share on February 3, 2006. 700,000 of these option shares vested by the end of the first quarter of fiscal year 2010 and the remaining 100,000 option shares did not vest due to the performance targets for those options were not met. In connection with our initial public offering in fiscal year 2009 and secondary public offerings of our shares in fiscal year 2010 and 2011, Capstone exercised and sold all vested options for an aggregate option exercise proceeds of $3 million.
Bali Investments S.àr.l, Seletar Investments Pte. Ltd. and Geyser Investment Pte. Ltd.
In connection with the public offering in January 2010 in which the Company's certain shareholders sold an aggregate of 25,000,000 of the Company's ordinary shares, selling shareholders Bali Investments S.àr.l, an affiliate of KKR and Silver Lake Partners, or Silver Lake, Geyser Investments Pte. Ltd. and Seletar Investment Pte. Ltd. agreed to reimburse the Company for two-thirds of the expenses of the offering which amounted to $1 million.

During the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010, in the ordinary course of business, on an arm's length basis, we purchased from, or sold to, several entities, where one of the Company's directors also serves or served as a director of that entity, including eSilicon Corporation, KLA-Tencor Corporation, Wistron Corporation, WIN Semiconductor Corp., Unisteel Technology Limited, Hewlett-Packard Company, and Flextronics International Ltd. The following tables provide the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):
Transactions and balances with our related parties were as follows (in millions):

	Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Total net revenue	$7	$73	$127
Total costs and expenses	$8	$56	$6

	October 28, 2012	October 30, 2011
Total receivables	$1	$1
Total payables	2	—	*
_______________________________________
* Represents amounts less than $0.5 million.

15.	Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as at October 28, 2012:

	Total	2013	2014	2015	2016	2017	Thereafter
Operating Leases	$97	$10	$10	$10	$5	$4	$58
Capital Leases	3	1	1	1	—	—	—
Purchase Commitments	121	121	—	—	—	—	—
Revolving Credit Facility Commitments	3	1	1	1	—	—	—
Other Contractual Commitments	53	21	13	7	6	6	—
Operating Lease Commitments.  We lease certain real property and equipment from third parties under non-cancelable operating leases. Rent expense was $12 million, $13 million and $12 million for the years ended October 28, 2012, October 30, 2011 and October 31, 2010, respectively.
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
We also make purchases from a variety of vendors in connection with the expansion of our Fort Collins internal fabrication facility. These purchases are typically conducted on a purchase order basis and the amount shown in the table includes $33 million in cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of October 28, 2012.
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
Warranty
Commencing in fiscal year 2008, we notified certain customers of a product quality issue and began taking additional steps to correct the quality issue and work with affected customers to determine potential costs covered by our warranty obligations. We maintain insurance coverage for product liability and have been working with our insurance carriers to determine the extent of covered losses in this situation. Based on settlements with customers to date, the status of discussions with other affected customers and discussions with our insurance carriers, we recorded a charge of $2 million during fiscal year 2009 to cover costs relating to this quality issue in excess of expected insurance coverage. On July 29, 2012, we reached a final settlement agreement with a customer on this product quality issue. However, the final settlement amount was fully recovered from our insurance carrier. Therefore, in fiscal year 2012, we released $2 million of the warranty accrual and reduced cost of goods sold for this product warranty issue.
During fiscal year 2009 we identified another product quality issue with a particular component, took steps to correct the quality issue and notified our customers. Though the expected failure rate of the product was not 100%, based on our quality tests, we have offered to replace all such components used or still held by our customers. We recorded charges of $6 million during fiscal year 2009 related to this product quality issue, based on the progress of discussions with our customers and our evaluation of the best estimate of our exposure related to this matter, which covered costs to scrap inventory of such components held by us and costs associated with providing replacement parts to customers. During fiscal year 2010, we recorded additional charges of $11 million to cover customer claims for reimbursements of costs incurred by such customers related to this product quality issue. During fiscal year 2010, we reached final settlement agreements with certain customers on this product quality issue. The final settlement amounts approximate the estimated accrued warranty obligations for those customers. We made $2 million of cash settlement payments in connection with these agreements during fiscal year 2010, resulting in a $2 million decrease in the warranty accrual for this product quality issue during the same period. During fiscal year 2011, we reached additional final settlement agreements with certain customers, made $3 million of cash settlement payments and credits and shipped $1 million of replacement parts in connection with these agreements, resulting in a $4 million decrease in the warranty accrual for this product quality issue during the period. In addition, during fiscal year 2011, following these additional settlements and based on all information available to the Company regarding remaining customer exposures including the progress made in resolving customer issues, we reassessed our overall exposure relating to this product quality issue, including our estimate of any remaining replacement parts exposure, and reduced the warranty accrual we previously recorded by $6 million. During fiscal year 2012, following these additional settlements and based on all information available to the Company regarding remaining customer exposures including the progress made in resolving customer issues, we reassessed our overall exposure relating to this product quality issue, including our estimate of any remaining replacement parts exposure, and reduced the warranty accrual we previously recorded by $1 million. We presently believe that amounts we have recorded in our consolidated financial statements will be adequate to resolve any warranty obligations related to this issue.

Indemnifications to Hewlett-Packard and Agilent
Agilent Technologies, Inc. has given multiple indemnities to Hewlett-Packard Company in connection with its activities prior to its spin-off from Hewlett-Packard Company in June 1999 for the businesses that constituted Agilent prior to the spin-off. As the successor to the SPG business of Agilent, we may acquire responsibility for indemnifications related to assigned intellectual property agreements. Additionally, when we completed the SPG Acquisition in December 2005, we provided indemnities to Agilent with regard to Agilent’s conduct of the SPG business prior the SPG Acquisition. In our opinion, the fair value of these indemnifications is not material and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.
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

16.	Subsequent Events
On December 6, 2012, the Board declared an interim cash dividend of $0.17 per ordinary share to holders of record at the close of business (5:00 p.m.), Eastern Time, on December 17, 2012 with such dividend to be paid on December 28, 2012.
We filed a prospectus supplement, dated December 6, 2012, with the SEC relating to sale of 21,490,022 of our ordinary shares by shareholders affiliated with KKR and Silver Lake, and our President and Chief Executive Officer in a registered public offering, or the offering. This transaction closed on December 12, 2012. We did not receive any proceeds from the sale of shares sold in the offering other than approximately $1.5 million in aggregate option exercise price proceeds from a selling shareholder who exercised options for purpose of selling shares in this offering.

Supplementary Financial Data — Quarterly Data (Unaudited)

	Three Months Ended
	October 28, 2012	July 29, 2012	April 29, 2012	January 29, 2012	October 30, 2011	July 31, 2011	May 1, 2011	January 30, 2011
	(In millions, except per share data)
Net revenue	$618	$606	$577	$563	$623	$603	$560	$550
Cost of products sold:
Cost of products sold	304	297	284	279	305	292	271	265
Amortization of intangible assets	14	14	14	14	14	14	14	14
Restructuring charges	1	—	1	—	—	—	—	—
Total cost of products sold	319	311	299	293	319	306	285	279
Gross margin	299	295	278	270	304	297	275	271
Research and development	80	89	84	82	83	85	76	73
Selling, general and administrative	49	49	51	50	55	60	55	50
Amortization of intangible assets	5	6	5	5	6	5	5	6
Restructuring charges	1	2	1	1	1	2	1	—
Total operating expenses	135	146	141	138	145	152	137	129
Income from operations	164	149	137	132	159	145	138	142
Interest expense	—	—	—	(1)	—	—	(1)	(3)
Loss on extinguishment of debt	—	—	—	—	—	—	(1)	(19)
Other income (expense), net	1	1	3	(1)	—	—	1	—
Income before income taxes	165	150	140	130	159	145	137	120
Provision for income taxes	6	5	6	5	5	1	2	1
Net income	$159	$145	$134	$125	$154	$144	$135	$119
Net income per share:
Basic	$0.65	$0.59	$0.55	$0.51	$0.63	$0.59	$0.55	$0.49
Diluted	$0.64	$0.58	$0.54	$0.50	$0.61	$0.57	$0.54	$0.48
Shares used in per share calculations:
Basic	245	245	244	245	246	246	245	242
Diluted	250	250	250	250	252	253	252	250
Dividends declared and paid per share	$0.16	$0.15	$0.13	$0.12	$0.11	$0.09	$0.08	$0.07

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged/ Credited to Net Income (Loss)	Charges Utilized/ Write-offs	Balance at End of Period
	(In millions)
Accounts receivable allowances:
Distributor credit allowance(1)
Year ended October 28, 2012	$17	$101	$(86)	$32
Year ended October 30, 2011	12	106	(101)	17
Year ended October 31, 2010	10	93	(91)	12

Other accounts receivable allowances(2)
Year ended October 28, 2012	$6	$17	$(18)	$5
Year ended October 30, 2011	4	19	(17)	6
Year ended October 31, 2010	3	16	(15)	4

Income tax valuation allowance
Year ended October 28, 2012	$7	$1	$2	$10
Year ended October 30, 2011	4	1	2	7
Year ended October 31, 2010	32	(29)	1	4
_______________________________________

(1)	Distributor credit allowance relates to limited stock returns and price adjustments.

(2)	Other accounts receivable allowances include allowance for doubtful accounts and sales returns.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Avago’s disclosure controls and procedures as of October 28, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 28, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of October 28, 2012. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of October 28, 2012, our internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of October 28, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Form 10-K.
Changes in Internal Controls over Financial Reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our directors, executive officers and compliance with Section 16(a) of the Exchange Act, set forth in the sections entitled “Proposal 1 — Election of Directors”, “Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our definitive Proxy Statement for our 2013 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2012 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.
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
The information regarding executive compensation required by this Item 11 set forth in the sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation”, “Compensation Committee Report” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement for our 2013 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2012 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section. However, the Compensation Committee Report included in such definitive Proxy Statement shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management and related shareholder matters required by this Item 12 set forth in the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2013 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2012 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships, related transactions and director independence required by this Item 13 set forth in the sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2013 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2012 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services required by this Item 14 set forth in the proposal relating to the re-appointment of our independent registered public accounting firm in our definitive Proxy Statement for our 2013 Annual General Meeting of Shareholders to be filed with the Commission within 120 days of the end of our 2012 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:
1. Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Balance Sheets as of October 28, 2012 and October 30, 2011

—	Consolidated Statements of Operations for the years ended October 28, 2012, October 30, 2011 and October 31, 2010

—	Consolidated Statements of Cash Flows for the years ended October 28, 2012, October 30, 2011 and October 31, 2010

—	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended October 28, 2012, October 30, 2011 and October 31, 2010

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

Date: December 17, 2012
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

Signature	Title	Date

/s/ Hock E. Tan	President and Chief Executive Officer and Director (Principal Executive Officer)	December 17, 2012
Hock E. Tan

/s/ Douglas R. Bettinger	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 17, 2012
Douglas R. Bettinger

/s/ James Diller	Chairman of the Board of Directors	December 17, 2012
James Diller

/s/ Adam H. Clammer	Director	December 17, 2012
Adam H. Clammer

/s/ John Dickson	Director	December 17, 2012
John Dickson

/s/ Kenneth Y. Hao	Director	December 17, 2012
Kenneth Y. Hao

/s/ John M. Hsuan	Director	December 17, 2012
John M. Hsuan

/s/ Justine Lien	Director	December 17, 2012
Justine Lien

/s/ Donald Macleod	Director	December 17, 2012
Donald Macleod

EXHIBIT INDEX

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date

2.1#	Asset Purchase Agreement, dated August 14, 2005, between Agilent Technologies, Inc. and Argos Acquisition Pte. Ltd.	Agilent Technologies, Inc. Current Report on Form 8-K (Commission File No. 001-15405)	August 15, 2005
2.2#	Amendment No. 1 to the Asset Purchase Agreement, dated November 30, 2005, between Agilent Technologies, Inc. and Avago Technologies Limited.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 21, 2009
2.3#	Amendment No. 2 to the Asset Purchase Agreement, dated December 29, 2006, between Agilent Technologies, Inc. and Avago Technologies Limited.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008
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
4.3
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

		Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 8, 2012
4.4
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
		Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 8, 2012
4.5
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
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	September 29, 2006
4.6	Amendment to Registration Rights Agreement, dated August 21, 2008.	Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	August 21, 2008
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
		Avago Technologies Limited Annual Report on Form 10-K (Commission File No. 001-34428)	December 16, 2011
10.14	Ft. Collins Supply Agreement, dated October 28, 2005 between Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and Palau Acquisition Corporation.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	June 16, 2009
10.15^	Distribution Agreement, dated March 26, 2008, between Avago Technologies International Sales Pte. Limited and Arrow Electronics, Inc.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 21, 2009
10.16	Collective Agreement, dated October 28, 2010, between Avago Manufacturing (Singapore) Pte Ltd (and its Singapore affiliates) and United Workers of Electronic & Electrical Industries.	Avago Technologies Limited Annual Report on Form 10-K (Commission File No. 001-33428)	December 15, 2010
10.17+	2009 Equity Incentive Award Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.18+	Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries (Amended and Restated Effective as of February 25, 2008).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.19+	Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries (Amended and Restated Effective as of February 25, 2008).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.20+	Amendment to the Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and its Subsidiaries, dated July 27, 2009	Avago Technologies Limited Annual Report on Form 10-K (Commission File No. 001-34428)	December 16, 2011
10.21+	Amendment to the Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and its Subsidiaries, dated March 9, 2011	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 9, 2011
10.21+	Form of Nonqualified Share Option Agreement Under the Amended and Restated Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries for U.S. employees.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008
10.23+	Form of Nonqualified Share Option Agreement Under the Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries for employees in Singapore.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008
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
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	September 29, 2006
10.26+	Amended and Restated Offer Letter Agreement, dated July 17, 2009, between Avago Technologies Limited and Hock E. Tan.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 21, 2009
10.27+	Amended and Restated Employment Agreement, dated July 17, 2009, between Avago Technologies U.S. Inc. and Bryan T. Ingram.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 21, 2009
10.28+	Offer Letter Agreement, dated March 20, 2007, between Avago Technologies and Patricia H. McCall.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.29+	Offer Letter Agreement, dated July 4, 2008, between Avago Technologies and Douglas R. Bettinger.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	July 16, 2008
10.30+	Form of indemnification agreement between Avago and each of its directors.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.31+	Form of indemnification agreement between Avago and each of its officers.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.32+	Severance Benefits Agreement, dated December 3, 2008, between Avago Technologies Limited and Patricia H. McCall.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	March 5, 2009
10.33+	Offer Letter Agreement, dated December 5, 2008, between Avago Technologies Limited and B.C. Ooi.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	March 5, 2009
10.34+	Severance Benefits Agreement, dated March 9, 2011, between Avago Technologies US. Inc. and Bryan Ingram.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 9, 2011
10.35+	Deferred Compensation Plan.	Amendment No. 2 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 2, 2009
10.36+	Form of Option Agreement Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009
10.37+	Form of Notice and Restricted Share Unit Agreement Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Avago Technologies Limited Annual Report on Form 10-K (Commission File No. 001-33428)	December 15, 2010
10.38+	Employee Share Purchase Plan (amended and restated effective as of June 2, 2010).	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 3, 2010
10.39+	Avago FY 2012 Performance Bonus Plan for Executive Employees, effective October 31, 2011.	Avago Technologies Limited Annual Report on Form 10-K (Commission File No. 001-34428)	December 16, 2011
10.40+	Avago FY 2013 Performance Bonus Plan for Executive Employees, effective October 29, 2012.			X
21.1	List of Subsidiaries.			X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.			X
24.1	Power of Attorney (see signature page to this Form 10-K).			X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
101.INS*	XBRL Instance Document			X
101.SCH*	XBRL Schema Document			X
101.CAL*	XBRL Calculation Linkbase Document			X
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document			X

Notes:

+	Indicates a management contract or compensatory plan or arrangement.
#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Avago Technologies hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
^	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
*
XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.