Form 10-Q
period 2013-02-03
Avago Technologies LTD
filed 2013-03-14
CIK 1441634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 3, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of February 28, 2013 there were 246,285,592 shares of our ordinary shares, no par value per share, outstanding.

AVAGO TECHNOLOGIES LIMITED
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 3, 2013

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Condensed Consolidated Financial Statements — Unaudited	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
PART II. OTHER INFORMATION	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3. Defaults Upon Senior Securities	42
Item 4. Mine Safety Disclosures	42
Item 5. Other Information	42
Item 6. Exhibits	43
SIGNATURES	44
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements — Unaudited

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	February 3, 2013	October 28, 2012 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,151	$1,084
Trade accounts receivable, net	266	341
Inventory	208	194
Other current assets	88	72
Total current assets	1,713	1,691
Property, plant and equipment, net	529	503
Goodwill	180	180
Intangible assets, net	403	422
Other long-term assets	67	66
Total assets	$2,892	$2,862
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196	$248
Employee compensation and benefits	48	61
Capital lease obligations — current	1	1
Other current liabilities	32	36
Total current liabilities	277	346
Long-term liabilities:
Capital lease obligations — non-current	2	2
Other long-term liabilities	95	95
Total liabilities	374	443
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, no par value; 246,089,674 shares and 245,477,491 shares issued and outstanding on February 3, 2013 and October 28, 2012, respectively	1,493	1,479
Retained earnings	1,034	951
Accumulated other comprehensive loss	(9)	(11)
Total shareholders’ equity	2,518	2,419
Total liabilities and shareholders’ equity	$2,892	$2,862

__________________________________

(1)	Amounts as of October 28, 2012 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share data)

	Fiscal Quarter Ended
	February 3, 2013	January 29, 2012
Net revenue	$576	$563
Cost of products sold:
Cost of products sold	286	279
Amortization of intangible assets	14	14
Total cost of products sold	300	293
Gross margin	276	270
Research and development	93	82
Selling, general and administrative	53	50
Amortization of intangible assets	5	5
Restructuring charges	1	1
Total operating expenses	152	138
Income from operations	124	132
Interest expense	—	(1)
Other income (expense), net	2	(1)
Income before income taxes	126	130
Provision for income taxes	1	5
Net income	$125	$125

Net income per share:
Basic	$0.51	$0.51
Diluted	$0.50	$0.50

Weighted average shares :
Basic	246	245
Diluted	251	250

Dividends declared and paid per share	$0.17	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(in millions)

	Fiscal Quarter Ended
	February 3, 2013	January 29, 2012
Net income	$125	$125
Tax effect on defined benefit pension plans	2	—
Net unrealized gain on derivative instruments, net of tax effects of $0	—	1
Other comprehensive income	2	1
Total comprehensive income	$127	$126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Fiscal Quarter Ended
	February 3, 2013	January 29, 2012
Cash flows from operating activities:
Net income	$125	$125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41	37
Other	(2)	2
Share-based compensation	17	11
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable, net	75	20
Inventory	(14)	1
Accounts payable	(34)	(8)
Employee compensation and benefits	(13)	(38)
Other current assets and current liabilities	(11)	(10)
Other long-term assets and long-term liabilities	1	(1)
Net cash provided by operating activities	185	139
Cash flows from investing activities:
Purchase of property, plant and equipment	(67)	(47)
Acquisitions and investment, net of cash acquired	(9)	—
Net cash used in investing activities	(76)	(47)
Cash flows from financing activities:
Proceeds from government grants	3	1
Issuance of ordinary shares	10	5
Repurchase of ordinary shares	(13)	(79)
Dividend payments to shareholders	(42)	(29)
Net cash used in financing activities	(42)	(102)
Net increase (decrease) in cash and cash equivalents	67	(10)
Cash and cash equivalents at the beginning of period	1,084	829
Cash and cash equivalents at end of period	$1,151	$819

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
We are a designer, developer and global supplier of analog semiconductor devices with a focus on III-V based products. We offer products in three primary target markets: wireless communications, wired infrastructure and industrial & other. Applications for our products in these target markets include cellular phones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, factory automation and displays.
References herein to “we”, “our”, “us” and “Avago” are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires.
Basis of Presentation
Fiscal Periods. We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ending November 3, 2013, or fiscal year 2013, is a 53-week fiscal year, with our first fiscal quarter containing 14 weeks. The first quarter of our fiscal year 2013 ended on February 3, 2013, the second quarter will end on May 5, 2013, the third quarter will end on August 4, 2013 and the fourth quarter will end on November 3, 2013.
Information. The unaudited condensed consolidated financial statements include the accounts of Avago Technologies Limited and all of its wholly-owned subsidiaries, and are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Intercompany transactions and balances have been eliminated in consolidation.
Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management and, in the opinion of management, includes all adjustments of a normal recurring nature that are necessary for the fair statement of the financial position, results of operations, comprehensive income and cash flows for the periods shown, and is in accordance with GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended October 28, 2012, or fiscal year 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on December 17, 2012.
The operating results for the fiscal quarter ended February 3, 2013 are not necessarily indicative of the results that may be expected for the year ending November 3, 2013, or fiscal year 2013, or for any other future period. The balance sheet data as of October 28, 2012 presented is derived from the audited financial statements as of that date.
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
We sell our products through our direct sales force, manufacturers' representatives and distributors. Three customers accounted for 25%, 12% and 11%, respectively, of our net accounts receivable balance at February 3, 2013. One customer accounted for 32% of our net accounts receivable balance at October 28, 2012. For the fiscal quarters ended February 3, 2013 and January 29, 2012, one customer represented 21% and 17% of our net revenue, respectively.
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

The following table summarizes the changes in accrued warranty (in millions):

Balance as of October 28, 2012 — included in other current liabilities	$2
Utilized	(1)
Balance as of February 3, 2013 — included in other current liabilities	$1
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
Diluted net income per share for the fiscal quarters ended February 3, 2013 and January 29, 2012 excluded the potentially dilutive effect of weighted-average outstanding equity awards (options, RSUs, and ESPP rights) to acquire 2 million ordinary shares each, as their effect was antidilutive.
The following is a reconciliation of the denominators of the basic and diluted net income per share computations for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended
	February 3, 2013	January 29, 2012
Net income (Numerator):
Net income	$125	$125
Shares (Denominator):
Basic weighted average ordinary shares outstanding	246	245
Add: Incremental shares for:
Dilutive effect of share options, RSUs and ESPP rights	5	5
Shares used in diluted computation	251	250
Net income per share:
Basic:
Net income per share	$0.51	$0.51
Diluted:
Net income per share	$0.50	$0.50
Supplemental cash flow disclosures. At February 3, 2013 and October 28, 2012, we had $30 million and $48 million, respectively, of unpaid purchases of property, plant, and equipment included in accounts payable and other current liabilities. Amounts reported as unpaid purchases will be recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the unaudited condensed consolidated statement of cash flows in the period they are paid.
Recently Adopted Accounting Guidance
In the first quarter of fiscal year 2013, we adopted the updated guidance issued by the Financial Accounting Standards Board, or FASB, related to goodwill impairment testing, which reduces the cost and complexity of the goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The adoption of this guidance did not have a significant impact on our results of operations and financial position.
In the first quarter of fiscal year 2013, we adopted guidance on the presentation of comprehensive income issued by the FASB, which requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been deferred by an update issued by the FASB in December 2011. Upon adoption of this guidance, we have separately reported unaudited Condensed Consolidated Statements of Comprehensive Income and the adoption did not have a significant impact on our results of operations and financial position.
In the first quarter of fiscal year 2013, we adopted updated guidance on indefinite-lived intangible assets impairment test issued by the FASB. This guidance is intended to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment, other than goodwill. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The adoption of this guidance did not have any impact on our results of operations and financial position.
Recent Accounting Guidance Not Yet Adopted
In February 2013, the FASB issued updated guidance on reporting on reclassifications out of accumulated other comprehensive income (loss). This guidance seeks to improve the reporting of reclassifications out of accumulated other comprehensive income (loss) by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this guidance supersede the presentation requirements for reclassifications out of accumulated other comprehensive income (loss) in previously issued guidance. This guidance will be effective for our first quarter of fiscal year 2014. The adoption of this guidance will affect the presentation of comprehensive income but will not impact our financial condition or results of operations.
2. Inventory
Inventory consists of the following (in millions):

	February 3, 2013	October 28, 2012
Finished goods	$46	$42
Work-in-process	101	99
Raw materials	61	53
Total inventory	$208	$194
3. Goodwill and Intangible Assets
Goodwill
There were no changes to goodwill during the fiscal quarter ended February 3, 2013.
Intangible Assets
Amortizable purchased intangibles consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of February 3, 2013:
Purchased technology	$728	$(416)	$312
Customer and distributor relationships	257	(168)	89
Other	4	(2)	2
Total	$989	$(586)	$403
As of October 28, 2012:
Purchased technology	$728	$(402)	$326
Customer and distributor relationships	257	(163)	94
Other	4	(2)	2
Total	$989	$(567)	$422

The following table presents the amortization of purchased intangible assets (in millions):

	Fiscal Quarter Ended
	February 3, 2013	January 29, 2012
Cost of products sold	$14	$14
Operating expenses	5	5
Total	$19	$19
Based on the amount of intangible assets subject to amortization at February 3, 2013, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2013 (remainder)	$58
2014	77
2015	76
2016	59
2017	49
2018	14
Thereafter	70
$403
The weighted-average amortization periods remaining by intangible asset category as at February 3, 2013 were as follows (in years):

Amortizable intangible assets:
Purchased technology	7
Customer and distributor relationships	7
Other	22
4. Borrowings
Revolving Credit Facility
As of February 3, 2013 and October 28, 2012, we had no borrowings outstanding under our unsecured revolving credit facility and were in compliance with the financial covenants under our credit agreement.
5. Fair Value
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
The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:
Level 1—Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include trading securities investments, investment funds—deferred compensation plan assets and available-for-sale securities investments. We measure trading securities investments, investment funds and available-for-sale securities investments at quoted market price as they are traded in an active market with sufficient volume and frequency of transactions.
Level 2—Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. We did not have any Level 2 asset activities during the fiscal quarter ended February 3, 2013.
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
We record at cost non-marketable investments where we do not have the ability to exercise significant influence or control and periodically review them for impairment. During fiscal year 2011, we made an investment of $1 million in the common stock of a privately-held non-U.S. company. This equity investment was accounted for under the cost method and was included on the unaudited condensed consolidated balance sheet in other long-term assets. In fiscal year 2011, we also entered into a secured loan and warrant purchase agreement with this company, pursuant to which we provided it with a secured loan of $1 million, at an annual interest rate of 8%, for a term of one year. Based on the quantitative assessment of the financial condition and business prospects of the investee, this equity investment and loan were both determined to be impaired during the fiscal quarter ended January 29, 2012.
We did not have any Level 3 asset or liability activities during the fiscal quarter ended February 3, 2013.
Assets Measured at Fair Value on a Recurring Basis
The table below sets forth by level our financial assets that were accounted for at fair value as of February 3, 2013. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions).

	Portion of Carrying Value Measured at Fair Value as of February 3, 2013	Fair Value Measurement as of February 3, 2013 Using Quoted Prices In Active Market For Identical Assets (Level 1)	Fair Value Measurement as of February 3, 2013 Using Significant Other Inputs (Level 2)
Assets:
Trading securities (1)	$11	$11	$—
Investment Funds — Deferred Compensation Plan Assets (1)	8	8	—
Available-for-sale securities (2)	4	4	—
Total assets measured at fair value	$23	$23	$—
Liabilities:
Deferred Compensation Plan Liabilities (3)	$8	$—	$8
_________________________________

(1)	Included in other current assets in our unaudited condensed consolidated balance sheet

(2)	Included in other long-term assets in our unaudited condensed consolidated balance sheet

(3)	Included in other current liabilities in our unaudited condensed consolidated balance sheet
During the fiscal quarter ended February 3, 2013, there were no material transfers between Level 1, Level 2 or Level 3 fair value instruments.
Assets Measured at Fair Value on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value as of February 3, 2013.
Fair Value of Other Financial Instruments
The fair values of cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.

6. Shareholders’ Equity
We filed a prospectus supplement, dated December 6, 2012, with the SEC relating to sale of 21,490,022 of our ordinary shares by shareholders affiliated with Kohlberg Kravis Roberts & Co. and Silver Lake, and by our President and Chief Executive Officer in a registered public offering. This transaction closed on December 12, 2012. We did not receive any proceeds from the sale of shares sold in this offering other than approximately $1.5 million in aggregate options exercise price proceeds from a selling shareholder who exercised options for the purpose of selling shares in this offering.
Share Repurchase Program
Under the 2012 share repurchase program authorized by our Board of Directors, or the Board, pursuant to the 2012 share purchase mandate previously approved by our shareholders, the Company repurchased and cancelled 0.4 million shares for an aggregate purchase price of $13 million in cash during the fiscal quarter ended February 3, 2013. The weighted average purchase price per share repurchased was $32.92 for the fiscal quarter ended February 3, 2013. All repurchased shares were immediately retired.
Dividends
We paid a quarterly cash dividend of $0.17 and $0.12 per share, or $42 million and $29 million in total during the fiscal quarters ended February 3, 2013 and January 29, 2012, respectively.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense related to share-based awards granted to employees, directors, and non-employees for the fiscal quarters ended February 3, 2013 and January 29, 2012 (in millions):

	Fiscal Quarter Ended
	February 3, 2013	January 29, 2012
Cost of products sold	$2	$1
Research and development	7	4
Selling, general and administrative	9	6
Total share-based compensation expense	$18	$11
The weighted-average assumptions utilized for our Black-Scholes valuation model for options and ESPP rights granted during the fiscal quarters ended February 3, 2013 and January 29, 2012 are as follows:

	Options
	Fiscal Quarter Ended
	February 3, 2013	January 29, 2012
Risk-free interest rate	0.7%	0.9%
Dividend yield	1.9%	1.3%
Volatility	52.0%	57.0%
Expected term (in years)	5.0	5.0

	ESPP
	Fiscal Quarter Ended
	February 3, 2013	January 29, 2012
Risk-free interest rate	0.1%	0.03%
Dividend yield	1.8%	1.2%
Volatility	45.0%	52.0%
Expected term (in years)	0.5	0.5

The dividend yields for the fiscal quarters ended February 3, 2013 and January 29, 2012 are based on the dividend yield as of the respective award grant dates. For the fiscal quarter ended February 3, 2013, expected volatility is based on the combination of historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from traded options in guideline publicly-traded companies and our own shares with a term of 180 days or greater measured over the last three months. Effective for the first quarter of fiscal year 2013 we updated our guideline publicly-traded companies based on direct competitors in our target markets. Prior to fiscal year 2013, expected volatility was based on the combination of historical volatility of our previous group of guideline publicly-traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly-traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. Our computations of expected term were based on data, such as the data of peer companies and company-specific attributes, that we believe could affect employees’ exercise behavior.
Based on the above assumptions, the weighted-average fair values of the options granted under the Company's equity incentive award plans for the fiscal quarters ended February 3, 2013 and January 29, 2012 were $13.32 and $15.14, respectively. The weighted-average fair values of the rights to purchase shares in the ESPP for the fiscal quarters ended February 3, 2013 and January 29, 2012 were $11.54 and $12.74, respectively. The weighted-average fair values of RSUs granted in the fiscal quarter ended February 3, 2013 and January 29, 2012 were $34.83 and $31.99, respectively.
Total compensation cost of options granted but not yet vested as of February 3, 2013 was $106 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. The total grant-date fair values of options vested during fiscal quarter ended February 3, 2013 and January 29, 2012 were $8 million and $5 million, respectively. Total unrecognized compensation cost related to the ESPP as of February 3, 2013 was not material, and is expected to be recognized over the remaining portion of the current offering period under the ESPP, which ends on March 14, 2013. Total compensation cost related to unvested RSUs as of February 3, 2013 was $24 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. The total grant-date fair values of RSUs vested during fiscal quarter ended February 3, 2013 and January 29, 2012 were immaterial.

Equity Incentive Award Plans
A summary of option award activity related to our equity incentive plans is as follows (in millions, except years and per share amounts):

		Option Awards Outstanding
	Shares Available for Grant	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of October 28, 2012	12	20	$22.45
Annual increase in shares available for
issuance, per equity incentive plan terms	6
Granted	—	—	$34.60
Exercised	—	(1)	$10.67
Cancelled	—	—	$26.59
Balance as of February 3, 2013	18	19	$23.43	5.88	$245
Fully vested as of February 3, 2013		7	$15.92	5.44	$140
Fully vested and expected to vest as of
February 3, 2013		18	$22.99	5.87	$241
The total intrinsic values of options exercised during fiscal quarter ended February 3, 2013 and January 29, 2012 were $25 million and $10 million, respectively.

The following table summarizes the ranges of outstanding and exercisable option awards as of February 3, 2013 (in millions, except years and per share amounts):

	Option Awards Outstanding			Option Awards Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Number Exercisable	Weighted-Average Exercise Price Per Share
$0.00-$10.00	2	4.77	$7.65	2	$6.79
$10.01-$20.00	5	5.72	$13.15	3	$12.62
$20.01-$30.00	3	7.40	$21.05	1	$21.00
$30.01-$40.00	9	5.75	$33.92	1	$32.86
Total	19	5.88	$23.43	7	$15.92
RSU activity and the number of outstanding RSUs were not material for either of the fiscal quarters ended February 3, 2013 and January 29, 2012.
Employee Share Purchase Plan
No shares related to the ESPP were issued during the fiscal quarters ended February 3, 2013 and January 29, 2012. As at February 3, 2013, 9.5 million shares remained available for issuance under the ESPP.
7. Income Taxes
For the fiscal quarter ended February 3, 2013, we recorded an income tax provision of $1 million compared to $5 million for the fiscal quarter ended January 29, 2012. The tax expense for the quarter ended February 3, 2013 included a benefit of $3 million from the enactment of the American Taxpayer Relief Act, which was signed into law on January 2, 2013, retroactively extending the U.S. Federal Research and Development tax credit from January 1, 2012 to December 31, 2013. The remaining $1 million decrease in tax provision is primarily due to change in the jurisdictional mix of income and expense.
8. Segment Information
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
9. Related Party Transactions
During the fiscal quarters ended February 3, 2013 and January 29, 2012, in the ordinary course of business, on an arm's length basis, the Company purchased from, or sold to, several entities, where one of the Company's directors also serves or served as a director of that entity, including eSilicon Corporation, KLA-Tencor Corporation, Wistron Corporation and WIN Semiconductor Corporation.

The following tables provide the transactions with these parties for the indicated periods (for the portion of such period that they were considered related) (in millions):

	Fiscal Quarter Ended
	February 3, 2013	January 29, 2012
Total net revenue	$6	$2
Total costs and expenses	1	1

	February 3, 2013		October 28, 2012
Total receivables	$4		$1
Total payables	—	*	2
_________________________________
* Represent amounts less than $0.5 million.
10. Commitments and Contingencies
Commitments
     The following table sets forth changes in our commitments as of February 3, 2013 for the fiscal periods noted (in millions).

	Total	2013 (remainder)	2014	2015	2016	2017	2018	Thereafter
Purchase Commitments	$125	$125	$—	$—	$—	$—	$—	$—
Other Contractual Commitments	$25	$10	$10	$3	$1	$1	$—	$—
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
We also make purchases from a variety of vendors in connection with the expansion of our Fort Collins internal fabrication facility. These purchases are typically conducted on a purchase order basis and the amount shown in the table includes $37 million in cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of February 3, 2013.
Other Contractual Commitments.  Represents amounts payable pursuant to agreements related to outsourced IT, human resources, financial infrastructure outsourcing services and other services agreements.
There were no other substantial changes to our contractual commitments during the first quarter of fiscal year 2013 from those disclosed in our Annual Report on Form 10-K for fiscal year 2012.
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
Warranty
There were no material changes to our warranty accrual during the quarter ended February 3, 2013.

Indemnifications to Hewlett-Packard and Agilent
Agilent Technologies, Inc., or Agilent, has given multiple indemnities to Hewlett-Packard Company in connection with its activities prior to its spin-off from Hewlett-Packard Company in June 1999 for the businesses that constituted Agilent prior to the spin-off. We are the successor to the Semiconductor Products Group, or SPG, of Agilent, which we acquired on December 1, 2005, which we refer to as the SPG Acquisition. As the successor to the SPG business of Agilent, we have acquired responsibility for indemnifications related to assigned intellectual property agreements. Additionally, when we completed the acquisition from Agilent in December 2005, we provided indemnities to Agilent with regard to Agilent’s conduct of the SPG business prior to the SPG Acquisition. In our opinion, the fair value of these indemnifications is not material and no amount has been accrued in the accompanying unaudited condensed consolidated financial statements with respect to these indemnification obligations.
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
11. Subsequent Event
On March 13, 2013, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.19 per share, payable on April 4, 2013 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on March 25, 2013.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended October 28, 2012, or fiscal year 2012, included in our Annual Report on Form 10-K for fiscal year 2012, or 2012 Annual Report on Form 10-K. References to “Avago” ,“we”, “our” and “us” are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Quarterly Report on Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations; statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, or enforceability of our intellectual property rights; and the effects of seasonality on our results of operations. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. For example, there can be no assurance that our product sales efforts, revenues or expenses will meet any expectations or follow any trend(s), or that our ability to compete effectively will be successful or yield anticipated results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in this Quarterly Report on Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
We are a leading designer, developer and global supplier of a broad range of analog semiconductor devices with a focus on III-V based products. III-V semiconductor materials have higher electrical conductivity and thus tend to have better performance characteristics in radio frequency, or RF, and optoelectronic applications than silicon. We differentiate ourselves through our high performance design and integration capabilities. We serve three primary target markets: wireless communications, wired infrastructure and industrial & other. Our product portfolio is extensive and includes thousands of products. Applications for our products in these target markets include cellular phones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, factory automation and displays.
During the first quarter of fiscal year 2013, our net revenue increased slightly as compared to the first quarter of fiscal 2012. We continued to see strength in, and an increase in net revenue from, our wireless communications target market, in what would usually have been a seasonally weak quarter for this target market. However, this was substantially offset by a decrease in our legacy consumer and computing peripherals related revenues (now included in our industrial & other target market revenues), due to our transition to an intellectual property licensing model in this target market, which was completed at the end of fiscal year 2012. Net revenue for the first quarter of fiscal year 2013 was also impacted by soft carrier router spending, which adversely affected net revenue from our wired infrastructure target market. Our fiscal year ending November 3, 2013, or fiscal year 2013, is a 53-week fiscal year, with our first fiscal quarter containing 14 weeks.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, valuation of long-lived assets, intangible assets and goodwill, inventory valuation and warranty reserves, accounting for income taxes, retirement and post-retirement benefit plan assumptions, share-based compensation, and employee bonus programs.

There have been no significant changes in our critical accounting policies during the fiscal quarter ended February 3, 2013 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report on Form 10-K.

Results from Operations
Fiscal Quarter Ended February 3, 2013 Compared to Fiscal Quarter Ended January 29, 2012
The following tables set forth our results of operations for the fiscal quarters ended February 3, 2013 and January 29, 2012.

	Fiscal Quarter Ended
	February 3, 2013	January 29, 2012	February 3, 2013	January 29, 2012
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$576	$563	100%	100%
Cost of products sold:
Cost of products sold	286	279	50	50
Amortization of intangible assets	14	14	2	2
Total cost of products sold	300	293	52	52
Gross margin	276	270	48	48
Research and development	93	82	16	15
Selling, general and administrative	53	50	9	9
Amortization of intangible assets	5	5	1	1
Restructuring charges	1	1	—	—
Total operating expenses	152	138	26	25
Income from operations	124	132	22	23
Interest expense	—	(1)	—	—
Other income (expense), net	2	(1)	—	—
Income before income taxes	126	130	22	23
Provision for income taxes	1	5	—	1
Net income	$125	$125	22%	22%
     Net revenue. Net revenue was $576 million for the fiscal quarter ended February 3, 2013, compared to $563 million for the fiscal quarter ended January 29, 2012, an increase of $13 million. The fiscal quarter ended February 3, 2013 consisted of 14 weeks compared to 13 weeks in the fiscal quarter ended January 29, 2012. The slight increase in net revenue was primarily due to strength in our wireless communications target market, largely offset by weakness in our industrial & other and wired infrastructure target markets.
Our three target markets are wireless communications, wired infrastructure and industrial & other. The percentage of total net revenue generated by sales in each of our target markets varies from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality. The first fiscal quarter has typically been our lowest revenue and cash generating quarter due, in part, to holiday shut downs at many original equipment manufacturer, or OEM, customers and distributors, and the first half of the fiscal year tends to generate lower revenue than the second half. However, in recent periods typical seasonality and industry cyclicality have been increasingly overshadowed by other factors such as wider macroeconomic effects, the timing of significant product transitions and launches by large OEMs, and new product launches by our competitors. In the first quarter of fiscal year 2013, strength in the smartphone market and strong sales to our two largest smartphone OEMs, as well as 4G/long term evolution, or LTE, product launches by other OEMs in our wireless target market more than offset the typical seasonal downward trend in revenue from this market. However, this increase was offset by a significant decrease in net revenue from our industrial & other target market, as a result of our transition from developing, manufacturing and selling consumer and computing peripherals products to licensing intellectual property relevant to these products. Softness in carrier routing spending as well as product transitions at one major OEM customer in the wired infrastructure target market during the fiscal quarter ended February 3, 2013, also offset substantially the increase in net revenue from our wireless communications target market.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During the fiscal quarter ended February 3, 2013, Foxconn Technology Group companies accounted for 21% of our net revenue. Our top

10 customers for the fiscal quarter ended February 3, 2013, which included three distributors, collectively accounted for 67% of our net revenue. We also believe that aggregate sales of our products to certain of our customers exceeds the amount of our direct sales to them. For example, we believe our aggregate sales to two OEMs, when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, each accounted for more than 10% of our net revenues, for the fiscal quarter ended February 3, 2013. We expect to continue to experience significant customer concentration in future periods.
Net revenue by target market data is derived from our understanding of our end customers’ primary markets. As discussed previously, our legacy consumer and computing peripherals target market will no longer be presented separately and has been included in our industrial & other target market. Net revenue by target market was as follows:

	Fiscal Quarter Ended
% of net revenue	February 3, 2013	January 29, 2012	Change
Wireless communications	53%	45%	8%
Wired infrastructure	25	29	(4)
Industrial & other	22	26	(4)
Total net revenue	100%	100%

	Fiscal Quarter Ended
Net revenue (in millions)	February 3, 2013	January 29, 2012	Change
Wireless communications	$308	$254	$54
Wired infrastructure	143	162	(19)
Industrial & other	125	147	(22)
Total net revenue	$576	$563	$13
Net revenue from our wireless communications target market increased by $54 million or 21% in the first quarter of fiscal year 2013 compared with the corresponding prior year period due to continued strength in mobile smartphone sales. New product ramps at major smartphone OEMs and 4G/LTE launches at other OEMs also drove revenue growth during the first quarter of fiscal year 2013. We experienced higher demand for our power amplifiers and our FBAR duplexers in the first fiscal quarter ended February 3, 2013.
Net revenue from our wired infrastructure target market decreased by $19 million or 12% in the first quarter of fiscal year 2013, compared with the corresponding prior year period due to continued weak carrier routing spending and product transitions at a major OEM customer in the first fiscal quarter ended February 3, 2013.
Net revenue from our industrial & other target market decreased by $22 million or 15% in the first quarter of fiscal year 2013 compared with the corresponding prior year period. Presentation of net revenue from our industrial & other target market for the quarter ended January 29, 2012 includes net revenue from our legacy consumer and computing peripherals target market. The decrease in net revenue, as compared with the first quarter of fiscal year 2012, was due primarily to our transition from developing, manufacturing and selling our consumer and computing peripherals products to licensing intellectual property relevant to these products. This decrease was partially offset by improved demand from our industrial distributors and OEMs in first quarter of fiscal year 2013.
Gross margin. Gross margin was $276 million for the fiscal quarter ended February 3, 2013 compared to $270 million for the fiscal quarter ended January 29, 2012, a slight increase of $6 million. As a percentage of net revenue, gross margin remained flat at 48% for each of the fiscal quarters ended February 3, 2013 and January 29, 2012.
Research and development. Research and development expense was $93 million for the fiscal quarter ended February 3, 2013, compared to $82 million for the fiscal quarter ended January 29, 2012, an increase of $11 million or 13%. The overall dollar increase in research and development expense was attributable to a $6 million increase in research and development project expenses, including consumables and external services, a $4 million increase in salaries and employee benefits expense, and a $3 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our Employee Share Purchase Plan, or ESPP. These increases were partially offset by $1 million in accrued reimbursements pursuant to research and development grants.
Selling, general and administrative. Selling, general and administrative expense was $53 million for the fiscal quarter ended February 3, 2013, compared to $50 million for the fiscal quarter ended January 29, 2012, an increase of $3 million or 6%. However, as a percentage of net revenue, selling, general and administrative expense remained flat at 9% for the fiscal quarter ended February 3, 2013, compared to the fiscal quarter ended January 29, 2012. Changes in components of selling, general and administrative expense for the fiscal quarter ended February 3, 2013 consisted of a $3 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our ESPP and a $1 million increase in salaries expense, partially offset by a $1 million decrease in legal expenses, compared to the fiscal quarter ended January 29, 2012.
Amortization of intangible assets. Total amortization of intangible assets incurred were $19 million each for the fiscal quarters ended February 3, 2013 and January 29, 2012.
Restructuring charges. We incurred $1 million in restructuring charges for each of the fiscal quarters ended February 3, 2013 and January 29, 2012.
Interest expense. Interest expense was $0 million for the fiscal quarter ended February 3, 2013, compared to $1 million for the fiscal quarter ended January 29, 2012, representing ongoing commitment fees related to our revolving credit facility.
Other income (expense), net. Other income (expense), net includes interest income, foreign currency gains (losses) on balance sheet remeasurement and other miscellaneous items. Other income, net was $2 million for the fiscal quarter ended February 3, 2013 compared to other expense, net of $1 million for the fiscal quarter ended January 29, 2012. The increase in other income, net for the fiscal quarter ended February 3, 2013, compared to other expense, net during the fiscal quarter ended January 29, 2012 is primarily attributable to a $2 million unrealized holding gain on a trading securities investment during the fiscal quarter ended February 3, 2013, compared to an $1 million impairment of a cost method investment and a $1 million impairment of a loan to the same cost method investee recognized during the quarter ended January 29, 2012.
Provision for income taxes. We recorded an income tax provision of $1 million for the fiscal quarter ended February 3, 2013 compared to $5 million for the fiscal quarter ended January 29, 2012. The tax expense for the quarter ended February 3, 2013 included a benefit of $3 million from the enactment of the American Taxpayer Relief Act, which was signed into law on January 2, 2013, retroactively extending the U.S. Federal Research and Development tax credit from January 1, 2012 to December 31, 2013. The remaining $1 million decrease in tax provision is primarily due to change in the jurisdictional mix of income and expense.
Backlog
Our sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, cancelled or modified on relatively short notice, and in most cases without substantial penalty. Therefore, we believe that purchase orders or backlog are not a reliable indicator of future sales.
Seasonality
We are affected by seasonal trends in the semiconductor and related industries. We typically experience sequentially lower revenues in the first half of the fiscal year. Historically, our revenue in the second half of the fiscal year is typically higher than our revenue in the first half of the fiscal year due to seasonality in our wireless communications target market. This target market historically tended to experience seasonality due to the calendar year-end holiday selling seasons and related OEM product launches. However, OEM product launches and transitions in the wireless communications target market are becoming increasingly unpredictable in both timing and magnitude. These combined with other factors such as macroeconomic effects have increasingly overshadowed these seasonal effects in recent periods. See Net revenue for a further discussion of seasonal trends on our results of operations for the fiscal quarter ended February 3, 2013.
Liquidity and Capital Resources
Our primary sources of liquidity as at February 3, 2013 consist of: (1) approximately $1,151 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our $300 million revolving credit facility, which is committed until March 31, 2015, all of which is available to be drawn.
Our short-term and long-term liquidity requirements primarily arise from: (i) working capital requirements, (ii) research and development and capital expenditure needs, including acquisitions and investments from time to time and (iii) quarterly dividend payments (if and when declared by our board of directors, or the Board) and any share repurchases we may choose to make under our share repurchase program. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
On April 4, 2012, our Board authorized the Company to repurchase up to 15 million of its ordinary shares in open market transactions prior to the date of the Company's 2013 annual general meeting, or AGM, referred to as the 2012 share repurchase program. For the fiscal quarter ended February 3, 2013, the Company repurchased 0.4 million shares for an aggregate of purchase price of $13 million in cash under our 2012 share repurchase program. Share repurchases under our share repurchase programs are made in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased depend on a variety of factors including price, market conditions and applicable legal requirements. The 2012 share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. The 2012 share repurchase program will expire at the Company's 2013 AGM, scheduled to occur on April 10, 2013, unless earlier terminated.

On March 13, 2013, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.19 per share, payable on April 4, 2013 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on March 25, 2013.
Our cash and cash equivalents increased by $67 million to $1,151 million at February 3, 2013 from $1,084 million at October 28, 2012. The increase was attributable to $185 million cash provided by operating activities and $10 million in cash received from the issuance of ordinary shares upon exercises of options under our employee equity incentive plans. The increase was offset by $67 million cash paid for capital expenditures, $42 million in dividends paid to our shareholders, and $13 million of cash paid to repurchase 0.4 million of our ordinary shares.
We believe that our cash and cash equivalents on hand, and cash flows from operations, combined with availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending, quarterly dividends (if and when declared by our Board) and any share repurchases we may choose to make under our share repurchase program for at least the next 12 months. We anticipate that our capital expenditures for fiscal year 2013 may be incrementally higher than for fiscal year 2012, due primarily to spending on capacity expansion in our Fort Collins internal fabrication facility, as well as spending on equipment to support various research and development projects.
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
In summary, our cash flows were as follows (in millions):

	Fiscal Quarter Ended
	February 3, 2013	January 29, 2012
Net cash provided by operating activities	$185	$139
Net cash used in investing activities	(76)	(47)
Net cash used in financing activities	(42)	(102)
Net increase (decrease) in cash and cash equivalents	$67	$(10)
Cash Flows for the Fiscal Quarters Ended February 3, 2013 and January 29, 2012
  Operating Activities
Net cash provided by operating activities during the fiscal quarters ended February 3, 2013 was $185 million. The net cash provided by operating activities was principally due to net income of $125 million, which includes non-cash charges of $56 million, partially offset by changes in operating assets and liabilities of $4 million. The non-cash charges of $56 million included $41 million for depreciation and amortization and $17 million of share-based compensation.
Accounts receivable decreased to $266 million at February 3, 2013 from $341 million at the end of fiscal year 2012. The number of days sales outstanding decreased to 46 days at February 3, 2013 from 51 days at October 28, 2012 due to linearity of revenue and timing of collections. We use the current quarter revenue and accounts receivable at quarter end in our calculation of number of days sales outstanding.
Inventory increased to $208 million at February 3, 2013 from $194 million at the end of fiscal year 2012. The number of days of inventory on hand increased to 71 days at February 3, 2013 compared to 58 days at October 28, 2012 due to an increase in inventory to prepare for an anticipated increase in demand, as well as a significant lifetime purchase of certain wafers in the quarter ended February 3, 2013. We use the current quarter cost of products sold and inventory at quarter end in our calculation of days on hand of inventory.
Other current assets increased to $88 million at February 3, 2013 from $72 million at the end of fiscal year 2012 primarily due to $11 million in fair market value of trading securities purchased during the quarter (of which $9 million in purchase cost is presented as cash flow used in investing activities), a $5 million increase in prepaid expenses, a $2 million increase in advances made to certain of our existing distributors for anticipated distributor price adjustments, partially offset by a $3 million decrease in receivables from intellectual property-related revenue.
Current liabilities decreased to $277 million at February 3, 2013 from $346 million at the end of fiscal year 2012 primarily due to decreases in accounts payable, employee compensation and benefits accruals and other current liabilities. Accounts payable decreased to $196 million from $248 million at the end of fiscal year 2012 mainly due to timing of disbursements. Employee compensation and benefits accruals decreased to $48 million at February 3, 2013 from $61 million at fiscal year

2012 mainly due to payments made under our employee bonus plan in respect of fiscal year 2012 performance. Other current liabilities decreased due to a $2 million decrease in income tax and sales and use tax payables and a $2 million decrease in accrued sales commissions.
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
  Investing Activities
Net cash used in investing activities for the fiscal quarter ended February 3, 2013 was $76 million, primarily due to $67 million in purchases of property, plant and equipment in connection with the continued expansion of our manufacturing facility in Fort Collins, Colorado and $9 million in purchases of trading securities.
Net cash used in investing activities for the quarter ended January 29, 2012 was $47 million, due to purchases of property, plant and equipment in connection with the expansion of our manufacturing facilities in Fort Collins, Colorado.
  Financing Activities
Net cash used in financing activities for the fiscal quarter ended February 3, 2013 was $42 million. The net cash used in financing activities was principally due to an aggregate of $42 million in payments of cash dividends to shareholders, the payment of an aggregate of $13 million to repurchase and cancel 0.4 million shares of our ordinary shares under our 2012 share repurchase program. This was offset by $10 million in net proceeds provided by the exercise of options and proceeds from research and development grants of $3 million.
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
Indebtedness
As of February 3, 2013, we had $3 million of capital lease obligations. At such date, we also had $300 million of borrowing capacity available under our revolving credit facility. We had no borrowings outstanding under our revolving credit facility as of February 3, 2013.
Contractual Commitments
See Note 10 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
There were no other substantial changes to our contractual commitments during the first quarter of fiscal year 2013 from those disclosed in our 2012 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at February 3, 2013 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Indemnifications
See Note 10 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Accounting Changes and Recent Accounting Standards
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our unaudited condensed consolidated financial statements, see Note 1 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2012 Annual Report on Form 10-K other than those noted below.
 Foreign Currency Derivative Instruments
Losses from foreign currency transactions, as well as derivative instruments, were included in our unaudited condensed consolidated statements of operations in the amount of $1 million for the fiscal quarters ended February 3, 2013 and January 29, 2012, respectively.
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial conditions and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of February 3, 2013, we do not believe that we have any material direct or indirect exposure to the European financial markets.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and interim Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of February 3, 2013. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and interim CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and interim CFO concluded that, as of February 3, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
A description of some of the primary risk factors associated with our business is set forth below. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 28, 2012. These risk factors, which could materially affect our business, financial conditions or results of operations, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations.
Risks Related to Our Business
Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.
Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the semiconductor industry generally, as well as in our target markets, which adversely affected our business and results of operations. In recent periods, market and business conditions in general have been adversely affected by investor and customer concerns about the global economic outlook, including concerns about economic recovery in the United States decelerating growth in China and continuing uncertainty relating to the sovereign debt crisis in Europe. In addition, U.S. and global economic conditions could be exacerbated by the negative effects on economic growth resulting from the concerns about, and the effects of, U.S. federal budget and any related spending cuts and tax increases. Sustained uncertainty about, or worsening of, current global economic conditions will likely cause our customers and consumers to reduce or delay spending, and could lead to the insolvency of key suppliers (resulting in product delays) and customers, all of which could negatively affect our business, financial condition and result of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses.
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
Some of our customers are material to our business and results of operations. During the fiscal quarter ended February 3, 2013, Foxconn Technology Group companies together accounted for 21% of our net revenue and our top 10 customers, which included three distributors, collectively accounted for 67% of our net revenue. During fiscal year 2012, Foxconn Technology Group companies together accounted for 17% of our net revenue, and our top 10 customers, which included three distributors, collectively accounted for 62% of our net revenue. We also believe that aggregate sales of our products to certain of our customers exceeds the amount of our direct sales to them. For example, we believe our aggregate sales to two OEMs, when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, each accounted for more than 10% of our net revenues, respectively, for each of the fiscal quarter ended February 3, 2013 and fiscal year 2012. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. In addition, our top customers' purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margins on certain products. In addition, we expect this will result in our results of operations becoming increasingly sensitive to deterioration in the financial condition of, or other adverse developments related to, one or more of our significant customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. As a result, although our customers provide indications of their product needs and purchases on an annual basis, they generally purchase our products on a weekly or daily basis and the relationship, as well as particular orders, can be terminated at any time. In order to ensure availability of our products for some of our largest customers, we start the manufacturing of our products in advance of receiving purchase orders, based on forecasts provided by these customers. However, these forecasts are not binding purchase commitments and as a result, we incur inventory and manufacturing costs in advance of anticipated sales. Since actual demand for our products may not match these forecasts, manufacturing based on such forecasts subjects us to increased risks of high inventory carrying costs, increased obsolescence and increased operating costs. In addition, the loss of any of our major customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.

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
The ability and willingness of our contract manufacturers to perform is largely outside of our control. If one or more of our contract manufacturers or other outsourced providers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. Suppliers may, for example, extend lead times, limit supplies, increase prices or discontinue parts due to capacity constraints, changes to manufacturing processes or other factors. In addition, some parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. If one of our suppliers, particularly a sole- or single-source supplier, ceases to, or is unable to, manufacture such a component, or changes its manufacturing process, or if supply is otherwise constrained, we may need to transition the manufacture of that product to another foundry or contract manufacturer or source alternative parts, which may be difficult, expensive and take an extended period of time. We may also be forced to make a significant "lifetime" purchase of the affected product, in order to enable us to meet our customer demand, or to re-engineer a product and we may fail to timely meet customer demand. This could result in the payment of significant damages by us to our customers, and our net revenue could decline. Significant lifetime purchases of discontinued components needed to manufacture our products could significantly increase our inventory and other expenses, such as insurance costs, and expose us to additional risks, such as the loss of, or damage to, products which may not subsequently be available to us from an alternative source. In such events, our business, financial condition and results of operations would be adversely affected. Furthermore, our agreements with these manufacturers typically require us to forecast product needs and our forecasts may not be accurate, which could adversely affect our business and results of operations.
We review our supply chain on an ongoing basis and may seek to qualify second source manufacturers and suppliers for some components and products. Qualifying such second sources may be a lengthy and potentially costly process.

To the extent we rely on third-party manufacturing relationships, we face the following risks:

•
inability of our manufacturers to develop manufacturing methods appropriate for our products, manufacturers' lack of sufficient capacity, or their unwillingness to devote adequate capacity, to produce our products and unanticipated changes to their manufacturing processes;

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
We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers, some of which are our single source suppliers for these materials. We purchase a significant portion of our semiconductor materials and finished goods from a few suppliers and contract manufacturers. For the first quarter of fiscal year 2013, we purchased 54% of the materials for our manufacturing processes from five suppliers. For fiscal year 2012, we purchased 54% of the materials for our manufacturing processes from six suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers' requirements or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. Our results of operations could be harmed if we are unable to adjust our supply chain volume to address market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate, or by other unanticipated events such as natural disasters. In addition, the sale of our products is dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the smartphone market is particularly volatile and is subject to seasonality related to the holiday selling season, making demand difficult to anticipate.
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
We rely on third-party vendors to provide critical corporate infrastructure services, including, among other things, certain services related to accounting, billing, human resources, benefit plan administration, information technology, or IT, network development and network monitoring. We depend on these vendors to ensure that our corporate infrastructure will consistently meet our business requirements. The ability of these third-party vendors to successfully provide reliable, high quality services is subject to technical and operational uncertainties that are beyond our control. While we may be entitled to damages if our vendors fail to perform under their agreements with us, our agreements with these vendors limit the amount of damages we may receive. In addition, we do not know whether we will be able to collect on any award of damages or that any such damages would be sufficient to cover the actual costs we would incur as a result of any vendor's failure to perform under its agreement with us. Any failure of our corporate infrastructure could have a material adverse effect on our business, financial condition and results of operations. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
Our gross margin is dependent on a number of factors, including our product mix, customer mix, commodity prices and level of capacity utilization.
Our gross margin is highly dependent on product mix, with proprietary products and products sold into our industrial & other target market typically providing higher gross margin than other products. A shift in sales mix away from our higher margin products could adversely affect our future gross margin percentages. In addition, OEMs are becoming increasingly price conscious when they design semiconductors from third party suppliers into their products. This sensitivity, combined with large OEMs' purchasing power, can lead to intense price competition among competing suppliers, which may require us to decrease our prices in order to win a design with an OEM customer. This can, in turn, adversely affect our gross margin. Our margin may also be affected by fluctuations in commodity prices, either directly in the price of the raw materials we buy, or as a result of prices increases passed on to us by our suppliers. We do not hedge our exposure to commodity prices, some of which (including gold and fuel prices) are very volatile, and sudden or prolonged increases in commodities prices may adversely affect our gross margin.
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
We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the

Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2014 and 2025. Absent such tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. For the fiscal years ended October 28, 2012, October 30, 2011, and October 31, 2010, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes from what it otherwise would have been in such year by approximately $81 million, $82 million, and $63 million, respectively, and increase diluted net income per share by $0.33, $0.32, and $0.26, respectively. The tax incentives that we have negotiated in Malaysia are also subject to our compliance with various operating and other conditions. If we cannot or elect not to comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits. In such event, we could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements.
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
In addition, our competitors or others may develop products or technologies that are similar or superior to our products or technologies, duplicate our products or technologies or design around our protected technologies. Effective patent, trademark, copyright and trade secret protection may be unavailable or more limited in one or more relevant jurisdictions, relative to those protections available in the United States, may not be applied for or may be abandoned in one or more relevant jurisdictions. We may elect to abandon or divest patents or otherwise not pursue prosecution of certain pending patent applications, due to strategic concerns or other factors. In addition, when patents expire, we lose the protection and competitive advantages they provided to us. From time to time we pursue litigation to assert our intellectual property rights, including, in some cases, against third parties with whom we have ongoing relationships, such as customers and suppliers, and third parties may pursue litigation against us. An adverse decision in such types of legal action could limit our ability to assert our intellectual property rights and limit the value of our technology, including the loss of opportunities to sell or license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others. In addition, such legal actions or adverse decisions could otherwise negatively impact our business, financial condition and results of operations.
From time to time we may need to obtain additional intellectual property licenses or renew existing license agreements. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms or at all.
We are subject to risks associated with our distributors' product inventories and product sell-through.
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor either in arrears or in advance based on estimates. We record reserves for distributor rights related to these limited stock returns and price adjustments. We recognize revenues for sales to distributors upon delivery to the distributors, net of estimated provisions for these stock return and price adjustment programs. We have recently extended these programs with certain distributors in China and intend to extend them on a selective basis to some of our other distributors in other geographies. The reserves recorded for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates. In addition, the timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 31% and 32% of our net revenue for the first quarter of fiscal 2013 and fiscal year 2012, respectively.

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
We sell our products throughout the world. In addition, as at February 3, 2013, approximately 63% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
We have accepted research and development grants, the receipt and amount of which are subject to our satisfaction of certain terms and conditions. During the fiscal quarter ended February 2, 2013, we recorded an aggregate of $3 million in credits to research and development expense and $0 million as a deferred credit for capital expenditures pursuant to these grants. During fiscal year 2012, we recorded an aggregate of $7 million in credits to research and development expense and $1 million as a deferred credit for capital expenditures pursuant to these grants. If we cannot or elect not to satisfy the terms and conditions of any of these grants, expenses incurred in respect of the relevant research and development projects will not be approved for reimbursement, we may be required to return amounts previously paid to us under the grants and further grants may not be available to us in the future.
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
Our financial condition and results of operations could be adversely affected by employee-benefit related costs and expenses.
We sponsor several defined benefit plans outside of the United States and post-retirements medical benefit plans in the United States. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. The difference between the obligations and assets of these plans, or the funded status of these plans, is a significant factor in determining our pension expense and the ongoing funding requirements of these plans. In addition, weak economic conditions and related under-performance of asset markets could lead to increased pension and post-retirement benefit expenses. In addition, in the United States, we self-fund a significant portion of our employees' health benefits. The costs of providing these benefits has been increasing steadily and significantly, and may increase further as the Patient Protection and Affordable Care Act of 2010 is implemented. Significant increases in the costs and expenses of the benefits we provide to our employees could adversely affect our financial condition and results of operations.
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
Under Singapore law, we may only allot and issue new ordinary shares with the prior approval of our shareholders in a general meeting. At our 2012 AGM, our shareholders provided our directors with the general authority to allot and issue any number of new ordinary shares until the earlier of (i) the conclusion of our 2013 AGM, which scheduled to be held on April 10, 2013 (ii) the expiration of the period within which the next annual general meeting is required to be held (i.e., within 15 months from the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders acting at a duly noticed and convened meeting. Subject to the general authority to allot and issue new ordinary shares provided by our shareholders, the provisions of the Singapore Companies Act and our memorandum and articles of association, our board of directors may allot and issue new ordinary shares on terms and conditions as they may think fit to impose. Any additional issuances of new ordinary shares by our directors may adversely impact the market price of our ordinary shares.
At our 2013 AGM we plan to ask our shareholders to provide us with similar general authority to allot and issue new ordinary shares until our 2014 AGM, or the date by which it is required by law to be held, unless earlier revoked by our shareholders.

Risks Relating to Owning Our Ordinary Shares
At times, our share price has been volatile and it may fluctuate substantially in the future, which could result in substantial losses for our investors.
The trading price of our ordinary shares has, at times, fluctuated significantly. The trading price of our ordinary shares could be subject to wide fluctuations in response to many of the risk factors listed in this “Risk Factors” section, and others, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of our significant customers as well as companies perceived by investors to be comparable to us;

•	announcement of, or expectation of additional debt or equity financing efforts;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	changes in our dividend or share repurchase policies.
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
Our Board adopted a dividend policy pursuant to which the Company will pay quarterly dividends on our ordinary shares, and our Board previously approved a program authorizing management to repurchase up to 15 million of the Company's ordinary shares, in their discretion, which authorization will expire immediately prior to our 2013 AGM. Under Singapore law, we may only repurchase our ordinary shares with the prior approval of our shareholders in a general meeting. At our 2012 AGM, our shareholders provided our directors with the general authority to repurchase up to 10% of our ordinary shares until the earlier of (i) the date of our 2013 AGM, scheduled to be held on April 10, 2013 (ii) the date by which the next annual general meeting is required to be held (i.e., within 15 months from the conclusion of our last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders acting at a duly noticed and convened meeting. At our 2013 AGM we plan to ask our shareholders to provide us with similar general authority to repurchase up to 10% ordinary shares until our 2014 AGM or the date by which it is required by law to be held, unless earlier revoked by our shareholders.
The declaration and payment of any future dividend is subject to the approval of our Board and our dividend policy could change at any time. Similarly, our share repurchase programs may be suspended from time to time or terminated at any time prior to its expiration. There can be no assurance that we will declare cash dividends or repurchase shares in the future in any particular amounts, or at all. Furthermore, we may declare dividends as interim dividends, which are wholly provisional under Singapore law and may be revoked by our Board at any time prior to the payment thereof. The payment of cash dividends is restricted by applicable law and our corporate structure. Pursuant to Singapore law and our articles of association, no dividends may be paid except out of our profits. Also, because we are a holding company, our ability to pay cash dividends on our ordinary shares and to repurchase our shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of our credit agreement.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the fiscal quarter ended February 3, 2013.
Issuer Repurchase of Equity Securities
The following table presents details of our share repurchases during the fiscal quarter ended February 3, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Shares Available Under Repurchase Programs
				(in millions)
October 29, 2012 - November 25, 2012	—	$—	—	14.3
November 26, 2012 - December 30, 2012	107,376	$32.08	107,376	14.2
December 31, 2012 - February 3, 2013	298,392	$33.22	298,392	13.9
Total	405,768	$32.92	405,768
___________________________________

(1)
All share repurchases during the period from October 29, 2012 to February 3, 2013 were made in open market transactions, pursuant to our publicly announced 2012 share repurchase program. All repurchases were made in accordance with Rule 10b-18 under the Exchange Act.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Dividends
On March 13, 2013, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.19 per share, payable on April 4, 2013 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on March 25, 2013.
Performance Options
On March 12, 2013, the Compensation Committee of the Board determined that future grants of options made to the Company's executives would be performance-based options, based on the appreciation of the Company's share trading price. These performance-based options will vest over four years with 25% thereof vesting on each anniversary of the date of grant. However, these options will not be exercisable until the date on which the average of the closing prices per share of the Company's ordinary shares, as reported by the Nasdaq, over a specified trading period equals or exceeds a specified price (to be set at the time of grant).

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

†
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at February 3, 2013 and October 28, 2012, (ii) Unaudited Condensed Consolidated Statements of Income for the fiscal quarters ended February 3, 2013 and January 29, 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters ended February 3, 2013 and January 29, 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the fiscal quarters ended February 3, 2013 and January 29, 2012 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVAGO TECHNOLOGIES LIMITED
By:	/s/ Anthony E. Maslowski
Anthony E. Maslowski
Vice President and Corporate Controller and interim Chief Financial Officer
Date: March 14, 2013