Form 10-Q
period 2013-05-05
Avago Technologies LTD
filed 2013-06-07
CIK 1441634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 31, 2013 there were 246,911,684 shares of our ordinary shares, no par value per share, outstanding.

AVAGO TECHNOLOGIES LIMITED
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 5, 2013

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Condensed Consolidated Financial Statements — Unaudited	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	29
PART II. OTHER INFORMATION	30
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3. Defaults Upon Senior Securities	49
Item 4. Mine Safety Disclosures	49
Item 5. Other Information	49
Item 6. Exhibits	51
SIGNATURES	53
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements — Unaudited

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	May 5, 2013	October 28, 2012 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,219	$1,084
Trade accounts receivable, net	271	341
Inventory	229	194
Other current assets	99	72
Total current assets	1,818	1,691
Property, plant and equipment, net	561	503
Goodwill	201	180
Intangible assets, net	393	422
Other long-term assets	66	66
Total assets	$3,039	$2,862
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$240	$248
Employee compensation and benefits	59	61
Capital lease obligations — current	1	1
Other current liabilities	30	36
Total current liabilities	330	346
Long-term liabilities:
Capital lease obligations — non-current	2	2
Other long-term liabilities	96	95
Total liabilities	428	443
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, no par value; 246,852,295 shares and 245,477,491 shares issued and outstanding on May 5, 2013 and October 28, 2012, respectively	1,518	1,479
Retained earnings	1,100	951
Accumulated other comprehensive loss	(7)	(11)
Total shareholders’ equity	2,611	2,419
Total liabilities and shareholders’ equity	$3,039	$2,862

__________________________________

(1)	Amounts as of October 28, 2012 have been derived from audited consolidated financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share data)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2013	April 29, 2012	May 5, 2013	April 29, 2012
Net revenue	$562	$577	$1,138	$1,140
Cost of products sold:
Cost of products sold	276	284	562	563
Amortization of intangible assets	14	14	28	28
Restructuring charges	—	1	—	1
Total cost of products sold	290	299	590	592
Gross margin	272	278	548	548
Research and development	95	84	188	166
Selling, general and administrative	52	51	105	101
Amortization of intangible assets	6	5	11	10
Restructuring charges	1	1	2	2
Total operating expenses	154	141	306	279
Income from operations	118	137	242	269
Interest expense	(1)	—	(1)	(1)
Other income, net	1	3	3	2
Income before income taxes	118	140	244	270
Provision for income taxes	5	6	6	11
Net income	$113	$134	$238	$259

Net income per share:
Basic	$0.46	$0.55	$0.97	$1.05
Diluted	$0.45	$0.54	$0.95	$1.03

Weighted average shares :
Basic	246	244	246	246
Diluted	251	250	251	251

Cash dividends declared and paid per share	$0.19	$0.13	$0.36	$0.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(in millions)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2013	April 29, 2012	May 5, 2013	April 29, 2012
Net income	$113	$134	$238	$259
Tax effect on defined benefit pension plans	—	—	2	—
Change in net unrealized gains on available-for-sale investments	2	—	2	—
Net unrealized loss on derivative instruments, net of tax effects of $0	—	(1)	—	—
Other comprehensive income (loss)	2	(1)	4	—
Total comprehensive income	$115	$133	$242	$259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Two Fiscal Quarters Ended
	May 5, 2013	April 29, 2012
Cash flows from operating activities:
Net income	$238	$259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83	75
Loss on disposal of property, plant and equipment	1	1
Other	(1)	2
Share-based compensation	35	24
Tax benefits from share-based compensation	—	2
Excess tax benefits from share-based compensation	—	(1)
Changes in assets and liabilities, net of acquisition:
Trade accounts receivable, net	70	54
Inventory	(34)	(24)
Accounts payable	2	13
Employee compensation and benefits	(2)	(32)
Other current assets and current liabilities	(18)	(18)
Other long-term assets and long-term liabilities	2	(5)
Net cash provided by operating activities	376	350
Cash flows from investing activities:
Purchase of property, plant and equipment	(114)	(103)
Acquisition and investment, net of cash acquired	(46)	—
Net cash used in investing activities	(160)	(103)
Cash flows from financing activities:
Proceeds from government grants	5	2
Payments on capital lease obligations	(1)	(1)
Issuance of ordinary shares	28	22
Repurchase of ordinary shares	(24)	(85)
Excess tax benefits from share-based compensation	—	1
Dividend payments to shareholders	(89)	(61)
Net cash used in financing activities	(81)	(122)
Net increase in cash and cash equivalents	135	125
Cash and cash equivalents at the beginning of period	1,084	829
Cash and cash equivalents at end of period	$1,219	$954

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
Basis of Presentation
Fiscal Periods. We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ending November 3, 2013, or fiscal year 2013, is a 53-week fiscal year, with our first fiscal quarter containing 14 weeks. The first quarter of our fiscal year 2013 ended on February 3, 2013, the second quarter ended on May 5, 2013, the third quarter will end on August 4, 2013 and the fourth quarter will end on November 3, 2013.
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
The operating results for the fiscal quarter and two fiscal quarters ended May 5, 2013 are not necessarily indicative of the results that may be expected for fiscal year 2013, or for any other future period. The balance sheet data as of October 28, 2012 presented is derived from the audited financial statements as of that date.
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
Concentrations of credit risk and significant customers. Our cash, cash equivalents and accounts receivable are subject to concentration of credit risk. Cash and cash equivalents may be redeemable upon demand and are maintained with several financial institutions that management believes are of high credit quality and therefore bear minimal credit risk. We seek to mitigate our credit risks by spreading such risks across multiple counterparties and monitoring the risk profile of these counterparties. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Credit risk with respect to accounts receivable is largely diversified, due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. We also mitigate collection risks from our customers by performing regular credit evaluations of our customers’ financial conditions, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.
We sell our products through our direct sales force, distributors and manufacturers' representatives. One customer accounted for 20% of our net accounts receivable balance at May 5, 2013. One customer accounted for 32% of our net accounts receivable balance at October 28, 2012. For the fiscal quarter ended May 5, 2013, two customers represented 16% and 10% of our net revenue, respectively, and for the two fiscal quarters ended May 5, 2013, one customer represented 18% of our net revenue. For the fiscal quarter and two fiscal quarters ended April 29, 2012, one customer represented 16% and 17% of our net revenue, respectively.
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
The following table summarizes the changes in accrued warranty (in millions):

Balance as of October 28, 2012 — included in other current liabilities	$2
Utilized	(1)
Balance as of May 5, 2013 — included in other current liabilities	$1
Net income per share. Basic net income per share is computed using the weighted-average number of ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of ordinary shares and potentially dilutive share equivalents outstanding during the period. Diluted shares outstanding includes the dilutive effect of in-the-money options, restricted share units, or RSUs, and employee share purchase rights under the Avago Technologies Limited Employee Share Purchase Plan, or ESPP. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising share options and to purchase shares under the ESPP, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when equity awards become deductible for income tax purposes are collectively assumed to be used to repurchase ordinary shares.
Diluted net income per share for the fiscal quarter and two fiscal quarters ended May 5, 2013 and the fiscal quarter and two fiscal quarters ended April 29, 2012 excluded the potentially dilutive effect of weighted-average outstanding equity awards (options, RSUs, and ESPP rights) to acquire 2 million, 2 million, 1 million and 1 million ordinary shares, respectively, as their effect was antidilutive.
The following is a reconciliation of the denominators of the basic and diluted net income per share computations for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2013	April 29, 2012	May 5, 2013	April 29, 2012
Net income (Numerator):
Net income	$113	$134	$238	$259
Shares (Denominator):
Basic weighted average ordinary shares outstanding	246	244	246	246
Add: Incremental shares for:
Dilutive effect of share options, RSUs and ESPP rights	5	6	5	5
Shares used in diluted computation	251	250	251	251
Net income per share:
Basic	$0.46	$0.55	$0.97	$1.05
Diluted	$0.45	$0.54	$0.95	$1.03
Supplemental cash flow disclosures. At May 5, 2013 and October 28, 2012, we had $37 million and $48 million, respectively, of unpaid purchases of property, plant, and equipment included in accounts payable and other current liabilities. Amounts reported as unpaid purchases will be recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the unaudited condensed consolidated statement of cash flows in the period they are paid.
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
In the first quarter of fiscal year 2013, we adopted guidance on the presentation of comprehensive income issued by the FASB, which requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been deferred by an update issued by the FASB in December 2011. Upon adoption of this guidance, we have separately reported unaudited Condensed Consolidated Statements of Comprehensive Income and the adoption did not have any impact on our results of operations and financial position.
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
Recent Accounting Guidance Not Yet Adopted
In February 2013, the FASB issued updated guidance on reporting on reclassifications out of accumulated other comprehensive income (loss). This guidance seeks to improve the reporting of such reclassifications by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this guidance supersede the presentation requirements for reclassifications out of accumulated other comprehensive income (loss) in previously issued guidance. This guidance will be effective for our first quarter of fiscal year 2014. The adoption of this guidance will affect the presentation of comprehensive income, but will not impact our financial condition or results of operations.
2. Inventory
Inventory consists of the following (in millions):

	May 5, 2013	October 28, 2012
Finished goods	$52	$42
Work-in-process	122	99
Raw materials	55	53
Total inventory	$229	$194
3. Acquisitions

During the second quarter of fiscal year 2013, we acquired Javelin Semiconductor, Inc., a U.S.-based company, engaged in developing mixed-signal complementary metal oxide semiconductor integrated circuits, or CMOS ICs, for wireless communications for aggregate consideration of approximately $37 million in cash. A portion of the cash consideration was used to immediately pay off outstanding debt of the acquired company totaling $5 million in the aggregate. This payment is presented as a cash outflow and included in "Acquisition and investment, net of cash acquired" within the cash flows used in investing activities in the unaudited condensed consolidated statement of cash flows. The purchase price was allocated to the acquired net assets, based on estimates of fair values, as follows: net assets of $37 million including intangible assets of $10 million, net short-term deferred tax assets of $7 million and goodwill of $21 million. The intangible assets are being amortized over their estimated useful lives of 10 years. We believe this acquisition will generate cost savings and form the foundation of the Company's radio frequency CMOS design and development for our wireless target market due to the radio frequency CMOS engineering talent and technical personnel and technology that we acquired in this transaction. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired, and, as a result, we have recorded goodwill in connection with this transaction. This acquired goodwill is not deductible for tax purposes.
The unaudited condensed consolidated financial statements do not include the results of operations of the acquired business commencing as of the acquisition date due to the immateriality of the results for the period from the acquisition date to the end of the quarter. Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition were not material to our prior unaudited condensed consolidated financial statements.
During the second quarter of fiscal year 2013, we also entered into a merger agreement with CyOptics, Inc, a U.S.-based company that manufactures and sells Indium Phosphide, or InP, optical chip and component technologies for the data communications and telecommunications markets. The consideration payable for the agreement is approximately $400 million in cash, subject to certain adjustments contemplated by the merger agreement. We will pay an aggregate of 10% of the merger consideration to key employees in the form of retention bonuses over a three-year period subsequent to the closing date, which is included in the aggregate $400 million cash consideration. We expect to close this acquisition in the third quarter of fiscal year 2013, subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals in the United States.
4. Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill (in millions):

Balance as of October 28, 2012	$180
Fiscal year 2013 acquisition (Note 3, "Acquisitions")	21
Balance as of May 5, 2013	$201
Intangible Assets
Amortizable purchased intangibles consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of May 5, 2013:
Purchased technology	$738	$(430)	$308
Customer and distributor relationships	257	(174)	83
Other	4	(2)	2
Total	$999	$(606)	$393
As of October 28, 2012:
Purchased technology	$728	$(402)	$326
Customer and distributor relationships	257	(163)	94
Other	4	(2)	2
Total	$989	$(567)	$422
The following table presents the amortization of purchased intangible assets (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2013	April 29, 2012	May 5, 2013	April 29, 2012
Cost of products sold	$14	$14	$28	$28
Operating expenses	6	5	11	10
Total	$20	$19	$39	$38
During the second quarter of fiscal year 2013, we recorded $10 million of intangible assets with a weighted average amortization period of 10 years in conjunction with an acquisition. See Note 3, “Acquisitions.”
Based on the amount of intangible assets subject to amortization at May 5, 2013, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2013 (remainder)	$39
2014	78
2015	77
2016	60
2017	50
2018	15
Thereafter	74
$393

The weighted-average amortization periods remaining by intangible asset category as at May 5, 2013 were as follows (in years):

Amortizable intangible assets:
Purchased technology	7
Customer and distributor relationships	6
Other	22
5. Borrowings
Revolving Credit Facility
As of May 5, 2013 and October 28, 2012, we had no borrowings outstanding under our unsecured revolving credit facility and were in compliance with the financial covenants under our credit agreement.
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
The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:
Level 1—Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include trading securities investments, investment funds (deferred compensation plan assets) and available-for-sale securities investments. We measure trading securities investments, investment funds and available-for-sale securities investments at quoted market price as they are traded in an active market with sufficient volume and frequency of transactions.
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
We record at cost non-marketable investments where we do not have the ability to exercise significant influence or control and periodically review them for impairment. During fiscal year 2011, we made an investment of $1 million in the common stock of a privately-held non-U.S. company. This equity investment was accounted for under the cost method and was included on the unaudited condensed consolidated balance sheet in other long-term assets. In fiscal year 2011, we also entered into a collateralized loan and warrant purchase agreement with this company, pursuant to which we provided it with a collateralized loan of $1 million, at an annual interest rate of 8%, for a term of one year. Based on the quantitative assessment of the financial condition and business prospects of the investee, this equity investment and loan were both determined to be impaired during the fiscal quarter ended January 29, 2012.
We did not have any Level 3 asset or liability activities during the two fiscal quarters ended May 5, 2013.

Assets Measured at Fair Value on a Recurring Basis
The table below sets forth by level our financial assets that were accounted for at fair value as of May 5, 2013. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions).

	Portion of Carrying Value Measured at Fair Value as of May 5, 2013	Fair Value Measurement as of May 5, 2013 Using Quoted Prices In Active Market For Identical Assets (Level 1)	Fair Value Measurement as of May 5, 2013 Using Significant Other Inputs (Level 2)
Assets:
Trading securities (1)	$10	$10	$—
Investment Funds — Deferred Compensation Plan Assets (1)	8	8	—
Available-for-sale securities (2)	6	6	—
Total assets measured at fair value	$24	$24	$—
Liabilities:
Deferred Compensation Plan Liabilities (3)	$8	$—	$8
_________________________________

(1)	Included in other current assets in our unaudited condensed consolidated balance sheet

(2)	Included in other long-term assets in our unaudited condensed consolidated balance sheet

(3)	Included in other current liabilities in our unaudited condensed consolidated balance sheet
During the two fiscal quarters ended May 5, 2013, there were no material transfers between Level 1, Level 2 or Level 3 fair value instruments.
Assets Measured at Fair Value on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value as of May 5, 2013.
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
Share Repurchase Program
Under the 2012 share repurchase program authorized by our Board of Directors, or the Board, pursuant to the 2012 share purchase mandate previously approved by our shareholders, the Company repurchased and cancelled 0.3 million and 0.7 million shares for an aggregate purchase price of $11 million and $24 million in cash during the fiscal quarter and two fiscal quarters ended May 5, 2013, respectively. The weighted average purchase prices per share repurchased were $34.07 and $33.42 for the fiscal quarter and two fiscal quarters ended May 5, 2013, respectively. All repurchased shares were immediately retired. The 2012 share repurchase program expired the day prior to the Company's 2013 annual general meeting on April 10, 2013.

On April 10, 2013, the Board authorized the Company to repurchase up to 20 million of its outstanding ordinary shares, or the 2013 share repurchase program, pursuant to the shareholder approval of the Company's 2013 share purchase mandate received at the Company's 2013 annual general meeting of shareholders, or the 2013 share purchase mandate. Pursuant to the 2013 share purchase mandate, the Company is authorized, upon Board approval, to repurchase up to approximately 24.7 million of its ordinary shares in open market transactions or pursuant to equal access schemes, up to the date on which the 2014 annual general meeting of the Company is held or required by law to be held. However, the Company may not repurchase more than 20 million ordinary shares in the aggregate without further action by the Board. The 2013 share repurchase program will expire the day prior to the Company's 2014 annual general meeting, unless earlier terminated. Share repurchases will be made in accordance with the terms of the 2013 share purchase mandate, in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The 2013 share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended from time to time or terminated at any time without prior notice. All repurchased shares are immediately retired. As of May 5, 2013, no shares had been purchased under the 2013 share repurchase program.
Dividends
We paid a quarterly cash dividend of $0.19 and $0.13 per share, or $47 million and $32 million in total during the fiscal quarters ended May 5, 2013 and April 29, 2012, respectively. We have paid aggregate cash dividends of $89 million and $61 million during the two fiscal quarters ended May 5, 2013 and April 29, 2012, respectively.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense related to share-based awards granted to employees, directors, and non-employees for the fiscal quarter and two fiscal quarters ended May 5, 2013 and April 29, 2012 (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2013	April 29, 2012	May 5, 2013	April 29, 2012
Cost of products sold	$2	$2	$4	$3
Research and development	7	5	14	9
Selling, general and administrative	8	6	17	12
Total share-based compensation expense	$17	$13	$35	$24

The fair values of our time-based options and ESPP rights were estimated using the Black-Scholes option pricing model. Certain stock options granted in the fiscal quarter ended May 5, 2013 included both service and market conditions. The fair value of those market-based stock options was estimated using Monte Carlo simulation techniques.
The weighted-average assumptions utilized for our time-based options, ESPP rights and market-based stock options granted during the fiscal quarter and two fiscal quarters ended May 5, 2013 and April 29, 2012 are as follows:

	Time-based Options
	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2013	April 29, 2012	May 5, 2013	April 29, 2012
Risk-free interest rate	0.9%	0.8%	0.9%	0.8%
Dividend yield	1.9%	1.4%	1.9%	1.4%
Volatility	48.0%	53.0%	48.0%	54.0%
Expected term (in years)	5	5	5	5

	ESPP Rights
	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2013	April 29, 2012	May 5, 2013	April 29, 2012
Risk-free interest rate	0.1%	0.2%	0.1%	0.1%
Dividend yield	2.1%	1.4%	2.0%	1.3%
Volatility	46.0%	52.0%	45.0%	52.0%
Expected term (in years)	0.5	0.5	0.5	0.5

	Market-based Options
	Fiscal Quarter Ended	Two Fiscal Quarters Ended
	May 5, 2013	May 5, 2013
Risk-free interest rate	1.4%	1.4%
Dividend yield	1.9%	1.9%
Volatility	50%	50%
The dividend yields for the fiscal quarters ended May 5, 2013 and April 29, 2012 are based on the dividend yield as of the respective award grant dates. For the two fiscal quarters ended May 5, 2013, expected volatility is based on the combination of historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from traded options in guideline publicly-traded companies and our own shares with a term of 720 days measured over the last three months. Effective for the first quarter of fiscal year 2013 we updated our guideline publicly-traded companies based on direct competitors in our target markets. Prior to fiscal year 2013, expected volatility was based on the combination of historical volatility of our previous group of guideline publicly-traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly-traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. Our computations of expected term for time-based options were based on data, such as the data of peer companies and company-specific attributes, that we believe could affect employees’ exercise behavior. The expected life of market-based stock options valued using Monte Carlo simulation techniques is based upon the vesting dates forecasted by the simulation and then assuming that options which vest, and for which the market condition has been satisfied, are exercised at the midpoint between the forecasted vesting date and their expiration.
Based on the above assumptions, the weighted-average fair values of the options granted under the Company's equity incentive award plan for the fiscal quarters ended May 5, 2013 and April 29, 2012 were $12.70 and $14.46, respectively, and $12.77 and $14.55 for the two fiscal quarters ended May 5, 2013 and April 29, 2012, respectively. The weighted-average fair values of the rights to purchase shares in the ESPP for the fiscal quarters ended May 5, 2013 and April 29, 2012 were $11.73 and $12.94, respectively, and $11.63 and $12.84 for the two fiscal quarters ended May 5, 2013 and April 29, 2012, respectively. The weighted-average fair values of RSUs granted in the fiscal quarter ended May 5, 2013 and April 29, 2012 were $35.46 and $35.49, respectively, and $35.34 and $35.22 for the two fiscal quarters ended May 5, 2013 and April 29, 2012, respectively.
Total compensation cost of options granted but not yet vested as of May 5, 2013 was $148 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. The total grant-date fair values of options vested during fiscal quarter ended May 5, 2013 and April 29, 2012 were $19 million and $14 million, respectively. The total grant-date fair values of options vested during the two fiscal quarters ended May 5, 2013 and April 29, 2012 were $27 million and $18 million, respectively. Total unrecognized compensation cost related to the ESPP as of May 5, 2013 was $1 million, and is expected to be recognized over the remaining portion of the current offering period under the ESPP, which ends on September 14, 2013. Total compensation cost related to unvested RSUs as of May 5, 2013 was $38 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. The total grant-date fair values of RSUs that vested during the fiscal quarter and two fiscal quarters ended May 5, 2013 were $1 million each. The total grant-date fair value of RSUs that vested during the fiscal quarter and two fiscal quarters April 29, 2012 were immaterial.

Equity Incentive Award Plans
A summary of option award activity related to our equity incentive plans is as follows (in millions, except years and per share amounts):

		Option Awards Outstanding
	Shares Available for Grant	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of October 28, 2012	12	20	$22.45
Annual increase in shares available for
issuance, per equity incentive plan terms	6
Granted	(5)	5	35.33
Exercised	—	(2)	12.58
Cancelled	—	—	24.92
Balance as of May 5, 2013	13	23	26.27	5.89	$162
Fully vested as of May 5, 2013		8	18.14	5.31	113
Fully vested and expected to vest as of
May 5, 2013		21	25.82	5.86	130
The total intrinsic values of options exercised during fiscal quarter ended May 5, 2013 and April 29, 2012 were $17 million and $23 million, respectively. The total intrinsic values of options exercised during the two fiscal quarters ended May 5, 2013 and April 29, 2012 were $42 million and $33 million, respectively.
The following table summarizes the ranges of outstanding and exercisable option awards as of May 5, 2013 (in millions, except years and per share amounts):

	Option Awards Outstanding			Option Awards Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Number Exercisable	Weighted-Average Exercise Price Per Share
$0.00-$10.00	2	4.52	$7.63	2	$7.22
$10.01-$20.00	4	5.51	13.33	3	12.73
$20.01-$30.00	3	7.15	21.07	1	21.06
$30.01-$40.00	14	5.97	34.45	2	33.86
Total	23	5.89	26.27	8	18.14
RSU activity and the number of outstanding RSUs were not material for any of the fiscal quarter and two fiscal quarters ended May 5, 2013 and April 29, 2012.
Employee Share Purchase Plan
A total of 0.1 million shares were issued under the ESPP during each fiscal quarter ended and two fiscal quarters ended May 5, 2013 and April 29, 2012. As at May 5, 2013, 9.4 million shares remained available for issuance under the ESPP.
8. Income Taxes
Provision for Income Taxes
For the fiscal quarter and two fiscal quarters ended May 5, 2013, we recorded an income tax provision of $5 million and $6 million, respectively, compared to $6 million and $11 million for the fiscal quarter and two fiscal quarters ended April 29, 2012, respectively. The tax expense for the two fiscal quarters ended May 5, 2013 included a benefit of $3 million from the enactment of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, retroactively extending the U.S. Federal Research and Development tax credit from January 1, 2012 to December 31, 2013. The remaining $2 million decrease in tax provision is primarily due to change in the jurisdictional mix of income and expense.

Unrecognized Tax Benefits
As of October 28, 2012, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was approximately $28 million, including accrued interest and penalties.
We are subject to Singapore income tax examinations for the years ended October 31, 2006 and later and in major jurisdictions outside Singapore for the years ended October 31, 2007 and later. We are not under Singapore income tax examination at this time. We believe it is possible that we may recognize $1 million to $16 million of our existing unrecognized tax benefits within the next twelve months as a result of lapses of statutes of limitations.
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
10. Related Party Transactions
During the fiscal quarter and two fiscal quarters ended May 5, 2013 and April 29, 2012, in the ordinary course of business, on an arm's length basis, the Company purchased from, or sold to, several entities, where one of the Company's directors also serves or served as a director of that entity, including eSilicon Corporation, KLA-Tencor Corporation and Wistron Corporation.
The following tables provide the transactions with these parties for the indicated periods (for the portion of such period that they were considered related) (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2013	April 29, 2012	May 5, 2013	April 29, 2012
Total net revenue	$10	$3	$16	$5
Total costs and expenses	1	1	2	2

	May 5, 2013		October 28, 2012
Total receivables	$4		$1
Total payables	—	*	2
_________________________________
* Represent amounts less than $0.5 million.
11. Commitments and Contingencies
Commitments
The following table sets forth changes in our commitments as of May 5, 2013 for the fiscal periods noted (in millions).

	Total	2013 (remainder)	2014	2015	2016	2017	2018	Thereafter
Purchase Commitments	$139	$139	$—	$—	$—	$—	$—	$—
Other Contractual Commitments	$19	$5	$10	$2	$1	$1	$—	$—
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

We also make purchases from a variety of vendors in connection with the expansion of our Fort Collins internal fabrication facility. These purchases are typically conducted on a purchase order basis and the purchase commitment amount shown in the table above includes $36 million in cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of May 5, 2013.
Other Contractual Commitments.  Represents amounts payable pursuant to agreements related to outsourced IT, human resources, financial infrastructure outsourcing services and other services agreements.
There were no other substantial changes to our contractual commitments during the first two quarters of fiscal year 2013 from those disclosed in our Annual Report on Form 10-K for fiscal year 2012.
Contingencies
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would be reasonably possible to have a material adverse effect on our financial condition, results of operations or cash flows. As a result, no amounts have been accrued or disclosed in the accompanying unaudited condensed consolidated financial statements with respect to these legal proceedings. However, from time to time certain disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property.
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
Warranty
There were no material changes to our warranty accrual during the two quarters ended May 5, 2013.
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
12. Subsequent Event
On June 5, 2013, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.21 per share, payable on June 28, 2013 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on June 17, 2013.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended October 28, 2012, or fiscal year 2012, included in our Annual Report on Form 10-K for fiscal year 2012, or 2012 Annual Report on Form 10-K. References to “Avago” , "the Company", “we”, “our” and “us” are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Quarterly Report on Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations; statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, or enforceability of our intellectual property rights; and the effects of seasonality on our results of operations. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. For example, there can be no assurance that our product sales efforts, revenues or expenses will meet any expectations or follow any trend(s), or that our ability to compete effectively will be successful or yield anticipated results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in this Quarterly Report on Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
During the first two quarters of fiscal year 2013, our net revenue decreased slightly as compared to the first two quarters of fiscal year 2012. We continued to see strength in, and an increase in net revenue from, our wireless communications target market, in what would usually have been seasonally weak quarters for this target market. However, this was substantially offset by a decrease in our industrial & other target market, due to our transition to an intellectual property licensing model for our consumer and computing peripherals products, which was completed at the end of fiscal year 2012. Our legacy consumer and computing peripherals related revenues are now included in our industrial & other target market. Net revenue for the first two quarters of fiscal year 2013 was also impacted by soft carrier router spending, which adversely affected net revenue from our wired infrastructure target market. Our fiscal year ending November 3, 2013, or fiscal year 2013, is a 53-week fiscal year, with our first two fiscal quarters consisting of 27 weeks.

Acquisitions
On April 10, 2013, we and certain of our subsidiaries entered into an Agreement and Plan of Merger, or the Merger Agreement, with CyOptics, Inc., a U.S.-based company, pursuant to which a newly-formed, wholly-owned, indirect subsidiary of ours will merge with and into CyOptics, referred to as the Merger, with CyOptics surviving the Merger and continuing as an indirect, wholly-owned subsidiary of the Company. The Merger Agreement provides that the aggregate consideration for the acquisition will be approximately $400 million in cash, subject to certain adjustments contemplated by the Merger Agreement.
The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, among other things, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the Committee on Foreign Investment in the United States. We currently expect that the Merger will be completed in our third fiscal quarter of 2013.
CyOptics manufactures and sells Indium Phosphide, or InP, optical chip and component technologies for the data communications and telecommunications markets. We believe that this transaction will strengthen our fiber optics product portfolio for emerging 40G and 100G enterprise and data center applications for our wired infrastructure target market. CyOptics' single-mode InP laser, receiver and photonics integration capability is expected to help extend our technology leadership position in these applications. To date, Avago's optical transceiver products have primarily leveraged VCSEL-based technology. In addition, the acquisition of CyOptics is expected facilitate Avago's establishment of a complementary optical components business, not only to serve growing segments of the access, metro and long-haul markets, but also for enterprise and data center segments. Our and CyOptics' products are complementary to one another, with little overlap between our respective product portfolios.
During the second quarter of fiscal year 2013, we also completed the acquisition of Javelin Semiconductor, Inc., or Javelin, a U.S.-based company engaged in developing mixed-signal complementary metal oxide semiconductor, or CMOS, integrated circuits, or ICs, for wireless communications applications for approximately $37 million in cash. We believe this acquisition will generate cost savings and form the foundation of the Company's radio frequency CMOS design and development for our wireless target market due to the radio frequency CMOS engineering talent and technical personnel and technology that we acquired in this transaction.
See Note 3 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Share-based compensation expense. In the second quarter of fiscal year 2013, the Company began to grant market-based stock options. The fair value of market-based option awards is estimated on the date of grant using a Monte Carlo simulation model. Assumptions utilized in the Monte Carlo simulation model follow the same methodology as our time-based option awards. Compensation expense for market-based option awards is amortized based upon a graded vesting method.
There have been no significant changes in our critical accounting policies during the two fiscal quarters ended May 5, 2013 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report on Form 10-K other than those noted above.

Results from Operations
Fiscal Quarter and Two Fiscal Quarters Ended May 5, 2013 Compared to Fiscal Quarter and Two Fiscal Quarters Ended April 29, 2012
The following tables set forth our results of operations for the fiscal quarter and two fiscal quarters ended May 5, 2013 and April 29, 2012.

	Fiscal Quarter Ended
	May 5, 2013	April 29, 2012	May 5, 2013	April 29, 2012
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$562	$577	100%	100%
Cost of products sold:
Cost of products sold	276	284	49	49
Amortization of intangible assets	14	14	3	3
Restructuring charges	—	1	—	—
Total cost of products sold	290	299	52	52
Gross margin	272	278	48	48
Research and development	95	84	17	14
Selling, general and administrative	52	51	9	9
Amortization of intangible assets	6	5	1	1
Restructuring charges	1	1	—	—
Total operating expenses	154	141	27	24
Income from operations	118	137	21	24
Interest expense	(1)	—	—	—
Other income, net	1	3	—	—
Income before income taxes	118	140	21	24
Provision for income taxes	5	6	1	1
Net income	$113	$134	20%	23%

	Two Fiscal Quarters Ended
	May 5, 2013	April 29, 2012	May 5, 2013	April 29, 2012
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$1,138	$1,140	100%	100%
Cost of products sold:
Cost of products sold	562	563	49	49
Amortization of intangible assets	28	28	3	3
Restructuring charges	—	1	—	—
Total cost of products sold	590	592	52	52
Gross margin	548	548	48	48
Research and development	188	166	17	14
Selling, general and administrative	105	101	9	9
Amortization of intangible assets	11	10	1	1
Restructuring charges	2	2	—	—
Total operating expenses	306	279	27	24
Income from operations	242	269	21	24
Interest expense	(1)	(1)	—	—
Other income, net	3	2	—	—
Income before income taxes	244	270	21	24
Provision for income taxes	6	11	—	1
Net income	$238	$259	21%	23%

     Net revenue. Net revenue was $562 million for the fiscal quarter ended May 5, 2013, compared to $577 million for the fiscal quarter ended April 29, 2012, a decrease of $15 million. Net revenue was $1,138 million for the two fiscal quarters ended May 5, 2013, compared to $1,140 million for the two fiscal quarters ended April 29, 2012, a decrease of $2 million. The two fiscal quarters ended May 5, 2013 consisted of 27 weeks compared to 26 weeks in the two fiscal quarters ended April 29, 2012. The decrease in net revenue for the fiscal quarter ended May 5, 2013 compared to the fiscal quarter ended April 29, 2012 was primarily due to the transition from developing, manufacturing and selling our legacy consumer and computing peripherals products to licensing intellectual property relevant to these products in our industrial & other and wired infrastructure target markets, partially offset by strength in our wireless communications target market.
Our three target markets are wireless communications, wired infrastructure and industrial & other. The percentage of total net revenue generated by sales in each of our target markets varies from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality. The first fiscal quarter has typically been our lowest revenue and cash generating quarter due, in part, to holiday shut downs at many original equipment manufacturer, or OEM, customers and distributors, and the first half of the fiscal year tends to generate lower revenue than the second half. However, in recent periods typical seasonality and industry cyclicality have been increasingly overshadowed by other factors such as wider macroeconomic effects, the timing of significant product transitions and launches by large OEMs, and new product launches by our competitors. In the first two quarters of fiscal year 2013, strength in the smartphone market and strong sales to our two largest smartphone OEMs, as well as 4G/long term evolution, or LTE, product launches by other OEMs in our wireless target market more than offset the typical seasonal downward trend in revenue from this market. However, this increase was offset by a significant decrease in net revenue from our industrial & other target market, as a result of our transition from developing, manufacturing and selling consumer and computing peripherals products to licensing intellectual property relevant to these products. Softness in carrier routing spending as well as product transitions at one major OEM customer in the wired infrastructure target market during the two fiscal quarters ended May 5, 2013, also offset substantially the increase in net revenue from our wireless communications target market.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During the fiscal quarter ended May 5, 2013, direct sales to Foxconn Technology Group companies, or Foxconn, and Samsung Group companies, or Samsung, accounted for 16% and 10% of our net revenue, respectively. During the two fiscal quarters ended May 5, 2013, direct sales to Foxconn accounted for 18% of our net revenue. Our top 10 customers for the fiscal quarter and two fiscal quarters ended May 5, 2013, which included three distributors, collectively accounted for 63% and 65% of our net revenue, respectively. We believe our aggregate sales to Apple Inc., Cisco Systems, Inc. and Samsung, when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, each accounted for more than 10% of our net revenues, for the fiscal quarter ended May 5, 2013 and Apple Inc. and Cisco Systems, Inc. each accounted for more than 10% of our net revenue for the two fiscal quarters ended May 5, 2013.
Net revenue by target market data is derived from our understanding of our end customers’ primary markets. As discussed previously, our legacy consumer and computing peripherals target market will no longer be presented separately and has been included in our industrial & other target market. Net revenue by target market was as follows:

	Fiscal Quarter Ended			Two Fiscal Quarters Ended
% of net revenue	May 5, 2013	April 29, 2012	Change	May 5, 2013	April 29, 2012	Change
Wireless communications	50%	44%	6%	52%	45%	7%
Wired infrastructure	27	29	(2)	26	29	(3)
Industrial & other	23	27	(4)	22	26	(4)
Total net revenue	100%	100%		100%	100%

	Fiscal Quarter Ended			Two Fiscal Quarters Ended
Net revenue (in millions)	May 5, 2013	April 29, 2012	Change	May 5, 2013	April 29, 2012	Change
Wireless communications	$279	$255	$24	$587	$509	$78
Wired infrastructure	153	168	(15)	296	330	(34)
Industrial & other	130	154	(24)	255	301	(46)
Total net revenue	$562	$577	$(15)	$1,138	$1,140	$(2)
Net revenue from our wireless communications target market increased by $24 million, or 9%, and $78 million, or 15%, respectively, in the second fiscal quarter and first two fiscal quarters of fiscal year 2013, compared with the corresponding prior year periods, due to continued strength in mobile smartphone sales. New product ramps at major smartphone OEMs and 4G/LTE launches at other OEMs also drove revenue growth during the first half of fiscal year 2013. We experienced higher demand for our power amplifiers and our FBAR duplexers in the two fiscal quarters ended May 5, 2013. Unusually, however, net revenue from this target market was higher in the first fiscal quarter of 2013 than the second fiscal quarter of 2013.
Net revenue from our wired infrastructure target market decreased by $15 million, or 9%, and $34 million, or 10%, respectively, in the second fiscal quarter and first two fiscal quarters of fiscal year 2013, compared with the corresponding prior year periods, due to continued weak carrier routing spending and product transitions at a major OEM customer in the two fiscal quarters ended May 5, 2013. Net revenue from this target market in the second fiscal quarter of 2013 was higher than the first fiscal quarter of 2013 due to improvement in enterprise spending.
Net revenue from our industrial & other target market decreased by $24 million, or 16%, and $46 million, or 15%, respectively, in the second fiscal quarter and first two fiscal quarters of fiscal year 2013 compared with the corresponding prior year periods. The decrease in net revenue for the second fiscal quarter and first two fiscal quarters ended May 5, 2013, as compared with the second fiscal quarter and first two fiscal quarters of fiscal year 2012, was due primarily to our transition from developing, manufacturing and selling our consumer and computing peripherals products to licensing intellectual property relevant to these products. This decrease was partially offset by improved demand from our industrial distributors and OEMs in the second quarter and first two quarters of fiscal year 2013.
Gross margin. Gross margin was $272 million for the fiscal quarter ended May 5, 2013 compared to $278 million for the fiscal quarter ended April 29, 2012, a slight decrease of $6 million. As a percentage of net revenue, gross margin remained flat at 48% for each of the fiscal quarters ended May 5, 2013 and April 29, 2012. Gross margin was $548 million for each of the two fiscal quarters ended May 5, 2013 ended April 29, 2012. As a percentage of net revenue, gross margin remained flat at 48% for each of the two fiscal quarters ended May 5, 2013 and April 29, 2012.
Research and development. Research and development expense was $95 million for the fiscal quarter ended May 5, 2013, compared to $84 million for the fiscal quarter ended April 29, 2012, an increase of $11 million or 13%. The overall dollar increase in research and development expense was attributable to a $3 million increase in salaries and employee benefits expense, a $2 million increase in share-based compensation expense attributable to higher participation in our Employee Share Purchase Plan, or ESPP, an increase in grants of restricted share units, a $2 million increase in research and development project expenses, including consumables and external services, a $2 million increase in accrued incentive compensation expense, a $1 million increase in transaction tax expense and a $1 million increase in computer software and support expense.
Research and development expense was $188 million for the two fiscal quarters ended May 5, 2013, compared to $166 million for the two fiscal quarters ended April 29, 2012, an increase of $22 million or 13%. As a percentage of net revenue, research and development expenses increased to 17% for the two fiscal quarters ended May 5, 2013, compared to 14% for the two fiscal quarters ended April 29, 2012. The majority of this increase, in absolute dollars and percentage of net revenue, resulted from investments in our wired infrastructure and wireless communications solutions. Part of the increase was attributable to a $5 million increase in research and development project consumables and services. The increase in research and development expense was also attributable to a $5 million increase in accrued incentive compensation expense, a $5 million increase in share-based compensation expense attributable to grants of share-based awards, a $4 million increase in salaries and employee benefits expense, a $1 million increase in computer software and support expense and a $1 million increase in transaction tax expense, partially offset by a $1 million decrease in property tax expense compared to the two fiscal quarters ended April 29, 2012. These increases were also partially offset by $1 million in accrued reimbursements pursuant to research and development grants.
Selling, general and administrative. Selling, general and administrative expense was $52 million for the fiscal quarter ended May 5, 2013, compared to $51 million for the fiscal quarter ended April 29, 2012, a slight increase of $1 million or 2%. However, as a percentage of net revenue, selling, general and administrative expense remained flat at 9% for the fiscal quarter ended May 5, 2013, compared to the fiscal quarter ended April 29, 2012.
Selling, general and administrative expense was $105 million for the two fiscal quarters ended May 5, 2013, compared to $101 million for the fiscal quarter ended April 29, 2012, an increase of $4 million or 4%. Changes in components of selling, general and administrative expense for the two fiscal quarters ended April 29, 2012 consisted of a $5 million increase in share-based compensation attributable to grants of share-based awards, and a $2 million increase in acquisition-related costs related to our acquisition of Javelin and our pending acquisition of CyOptics, partially offset by a $3 million decrease in legal expenses related to offensive litigation matters, compared to the two fiscal quarters ended April 29, 2012.
Amortization of intangible assets. Total amortization of intangible assets incurred were $20 million and $19 million for the fiscal quarters ended May 5, 2013 and April 29, 2012, respectively. Total amortization of intangible assets incurred were $39 million and $38 million for the two fiscal quarters ended May 5, 2013 and April 29, 2012, respectively. We anticipate our amortization expense will be higher in future periods as a result of the Javelin acquisition and the pending CyOptics acquisition.
Restructuring charges. We incurred $1 million and $2 million in restructuring charges for the fiscal quarter and two fiscal quarters ended May 5, 2013, respectively, compared to restructuring charges of $2 million and $3 million for the fiscal quarter and two fiscal quarters ended April 29, 2012, respectively. We may incur additional restructuring charges in future periods as a result of our acquisition activities.
Interest expense. Interest expense was $1 million each for the fiscal quarter and two fiscal quarters ended May 5, 2013, compared to $0 million and $1 million for the fiscal quarter and two fiscal quarters ended April 29, 2012, respectively, representing ongoing commitment fees related to our revolving credit facility.
Other income, net. Other income, net includes interest income, foreign currency gains (losses) on balance sheet remeasurement and other miscellaneous items. Other income, net was $1 million and $3 million for the fiscal quarter and two fiscal quarters ended May 5, 2013, respectively, compared to other income, net of $3 million and $2 million for the fiscal quarter and two fiscal quarters ended April 29, 2012.
Provision for income taxes. We recorded an income tax provision of $5 million and $6 million for the fiscal quarter and two fiscal quarters ended May 5, 2013, respectively, compared to $6 million and $11 million for the fiscal quarter and two fiscal quarters ended April 29, 2012, respectively. The tax expense for the two fiscal quarters ended May 5, 2013 included a benefit of $3 million from the enactment of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, retroactively extending the U.S. Federal Research and Development tax credit from January 1, 2012 to December 31, 2013. The remaining $2 million decrease in tax provision is primarily due to change in the jurisdictional mix of income and expense.
Backlog
Our sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, cancelled or modified on relatively short notice, and in most cases without substantial penalty. Therefore, we believe that purchase orders or backlog are not a reliable indicator of future sales.
Seasonality
We are affected by seasonal trends in the semiconductor and related industries. Historically, our revenue in the second half of the fiscal year is typically higher than our revenue in the first half of the fiscal year due to seasonality in our wireless communications target market. This target market historically tended to experience seasonality due to the calendar year-end holiday selling seasons and related OEM product launches. However, OEM product launches and transitions in the wireless communications target market are becoming increasingly unpredictable in both timing and magnitude. These combined with other factors such as macroeconomic effects have increasingly overshadowed these seasonal effects in recent periods. See Net revenue for a further discussion of seasonal trends on our results of operations for the fiscal quarter and two fiscal quarters ended May 5, 2013.
Liquidity and Capital Resources
Our primary sources of liquidity as at May 5, 2013 consist of: (1) approximately $1,219 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our $300 million revolving credit facility, which is committed until March 31, 2015, all of which is available to be drawn.
Our short-term and long-term liquidity requirements primarily arise from: (i) working capital requirements, (ii) research and development and capital expenditure needs, including the planned acquisition of CyOptics and other acquisitions and investments we may make from time to time and (iii) quarterly dividend payments (if and when declared by our board of directors, or the Board) and any share repurchases we may choose to make under our share repurchase program. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
On April 4, 2012, our Board authorized the Company to repurchase up to 15 million of its ordinary shares in open market transactions prior to the date of the Company's 2013 annual general meeting, or AGM, referred to as the 2012 share repurchase program. Under our 2012 share repurchase program, during the two fiscal quarters ended May 5, 2013, the Company repurchased 0.7 million shares for an aggregate of purchase price of $24 million in cash. On April 10, 2013, our Board authorized the Company to repurchase up to 20 million of its ordinary shares in open market transactions, referred to as the 2013 share repurchase program. This replaces the 2012 share repurchase program, which expired the day prior to the Company's 2013 Annual General Meeting, or AGM, held on April 10, 2013. Share repurchases under our share repurchase programs are made in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased depend on a variety of factors including price, market conditions and applicable legal requirements. The 2013 share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. The 2013 share repurchase program will expire the day prior to the Company's 2014 AGM, unless earlier terminated. As of May 5, 2013, no ordinary shares had been purchased under the 2013 share repurchase program.
On June 5, 2013, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.21 per share, payable on June 28, 2013 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on June 17, 2013.

Our cash and cash equivalents increased by $135 million to $1,219 million at May 5, 2013 from $1,084 million at October 28, 2012. The increase was attributable to $376 million cash provided by operating activities and $28 million in cash received from the issuance of ordinary shares upon exercises of options and ESPP purchases under our employee equity incentive plans. The increase was offset by $114 million cash paid for capital expenditures, $89 million in dividends paid to our shareholders, $37 million in cash paid for the Javelin acquisition and $24 million of cash paid to repurchase 0.7 million of our ordinary shares.
We believe that our cash and cash equivalents on hand, and cash flows from operations, combined with current availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending, quarterly dividends (if and when declared by our Board) and any share repurchases we may choose to make under our share repurchase program for at least the next 12 months. We anticipate that our capital expenditures for fiscal year 2013 may be incrementally higher than for fiscal year 2012, due primarily to spending on capacity expansion in our Fort Collins internal fabrication facility, as well as spending on equipment to support various research and development projects.
From time to time, we engage in discussions with third parties regarding potential acquisitions of businesses, technologies and product lines, such as our pending acquisition of CyOptics and our recent acquisition of Javelin. Any such transaction could require significant use of our cash and cash equivalents, or require us to issue debt or equity securities, or borrow under our revolving credit facility to fund the transaction. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. We could also reduce certain expenditures such as repurchases of our ordinary shares and payment of our quarterly cash dividend. In such circumstances we may also seek to obtain debt or equity financing in the future. However, we cannot assure that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including under our revolving credit facility, will depend on our ability to generate cash in the future. In addition, even though we may not need additional funds, we may still elect to sell additional debt or equity securities or increase our current credit facility for other reasons.
In summary, our cash flows were as follows (in millions):

	Two Fiscal Quarters Ended
	May 5, 2013	April 29, 2012
Net cash provided by operating activities	$376	$350
Net cash used in investing activities	(160)	(103)
Net cash used in financing activities	(81)	(122)
Net increase in cash and cash equivalents	$135	$125
Cash Flows for the Two Fiscal Quarters Ended May 5, 2013 and April 29, 2012
  Operating Activities
Net cash provided by operating activities during the two fiscal quarters ended May 5, 2013 was $376 million. The net cash provided by operating activities was principally due to net income of $238 million, which includes non-cash charges of $118 million that were partially offset by changes in operating assets and liabilities of $20 million. The non-cash charges of $118 million included $83 million for depreciation and amortization and $35 million of non-cash, share-based compensation.
Accounts receivable decreased to $271 million at May 5, 2013 from $341 million at the end of fiscal year 2012. The number of days sales outstanding decreased to 44 days at May 5, 2013 from 51 days at October 28, 2012 due to linearity of revenue and timing of collections. We use the current quarter revenue and accounts receivable at quarter end in our calculation of number of days sales outstanding.
Inventory increased to $229 million at May 5, 2013 from $194 million at the end of fiscal year 2012. The number of days of inventory on hand increased to 76 days at May 5, 2013 compared to 58 days at October 28, 2012, due primarily to an increase in inventory to prepare for an anticipated increase in demand from our wireless target market, as well as significant lifetime purchases of certain wafers and other materials in the two fiscal quarters ended May 5, 2013. Of the 76 days and 58 days of inventory on hand as at May 5, 2013 and October 28, 2012, 11 days and 8 days were attributable to these lifetime purchases, respectively. We use the current quarter cost of products sold and inventory at quarter end in our calculation of days on hand of inventory.
Other current assets increased to $99 million at May 5, 2013 from $72 million at the end of fiscal year 2012, primarily due to $10 million in fair market value of trading securities purchased during the first two quarters of fiscal year 2013 (of which $9 million in purchase cost is presented as cash flow used in investing activities), a $10 million increase in current deferred tax assets attributable to the Javelin acquisition and which is presented as cash flow used in investing activities, a $7 million increase in advances made to certain of our existing distributors for anticipated distributor price adjustments, a $2 million increase in prepaid expenses and a $2 million increase in receivables from our contract manufacturers for materials purchased by us on their behalf to secure pricing, partially offset by a $3 million decrease in receivables from intellectual property-related revenue and a $2 million decrease in receivables from government grants.
Current liabilities decreased to $330 million at May 5, 2013 from $346 million at the end of fiscal year 2012, primarily due to decreases in other current liabilities and accounts payable. Other current liabilities decreased due to a $5 million decrease in income, sales and use tax payables, a $1 million decrease in accrued sales commissions and a $1 million decrease in accrued warranty. Accounts payable decreased to $240 million from $248 million at the end of fiscal year 2012 mainly due to timing of disbursements.
Net cash provided by operating activities during the two fiscal quarters ended April 29, 2012 was $350 million. The net cash provided by operating activities was principally due to net income of $259 million, which includes $6 million of insurance proceeds received in respect of claims relating to the monsoon flooding in Thailand that occurred in late 2011, and non-cash charges of $103 million, partially offset by changes in operating assets and liabilities of $12 million. The non-cash charges of $103 million included $75 million for depreciation and amortization and $24 million of share-based compensation.
Accounts receivable decreased to $274 million at the end of the second quarter of fiscal year 2012 from $328 million at the end of fiscal year 2011. The number of days sales outstanding decreased to 43 days at April 29, 2012 from 48 days at October 30, 2011 due to linearity of revenue and a stronger focus on collections.
Inventory increased to $218 million at April 29, 2012 from $194 million at the end of fiscal year 2011. However, the number of days of inventory on hand increased to 70 days at April 29, 2012 compared to 58 days at October 30, 2011 due to an increase in inventory to prepare for an anticipated increase in demand, as well as a significant wafer purchase in the quarter ended April 29, 2012 to secure advantageous pricing.
Other current assets increased to $62 million at April 29, 2012 from $42 million at the end of fiscal year 2011, primarily due to a $10 million increase in receivables from our contract manufacturers for materials purchased on their behalf, a $3 million increase in receivables from intellectual property-related revenue and a $6 million increase in advances made to certain of our existing distributors for anticipated distributor price adjustments.
Current liabilities increased to $356 million at April 29, 2012 from $350 million at the end of fiscal year 2011, primarily due to an increase in accounts payable, partially offset by a decrease in employee compensation and benefits accruals. Accounts payable increased to $257 million from $221 million at end of fiscal year 2011 mainly due to timing of disbursements. Employee compensation and benefits accruals decreased to $57 million at April 29, 2012 from $89 million at fiscal year 2011 mainly due to payments made under our employee bonus plan in respect of fiscal year 2011 performance.
  Investing Activities
Net cash used in investing activities for the two fiscal quarters ended May 5, 2013 was $160 million, primarily due to $114 million in purchases of property, plant and equipment in connection with the continued expansion of our manufacturing facility in Fort Collins, Colorado, $37 million related to the acquisition of Javelin and $9 million in purchases of trading securities.
Net cash used in investing activities for the two fiscal quarters ended April 29, 2012 was $103 million, due to purchases of property, plant and equipment in connection with the expansion of our manufacturing facilities in Fort Collins, Colorado.
  Financing Activities
Net cash used in financing activities for the two fiscal quarters ended May 5, 2013 was $81 million. The net cash used in financing activities was principally due to an aggregate of $89 million in payments of cash dividends to shareholders, the payment of an aggregate of $24 million to repurchase and cancel 0.7 million shares of our ordinary shares under our 2012 share repurchase program. This was offset by $28 million in net proceeds provided by the exercise of options and purchases under our ESPP and proceeds from research and development grants of $5 million.
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
Indebtedness
As of May 5, 2013, we had $3 million of capital lease obligations. At such date, we also had $300 million of borrowing capacity available under our revolving credit facility. We had no borrowings outstanding under our revolving credit facility as of May 5, 2013.

Contractual Commitments
See Note 11 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
There were no other substantial changes to our contractual commitments during the first two quarters of fiscal year 2013 from those disclosed in our 2012 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at May 5, 2013 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
 Foreign Currency Derivative Instruments
We enter into foreign exchange forward contracts to hedge a portion of our exposures to changes in currency exchange rates as a result of our global operating and financing activities. Gains and losses from foreign currency transactions, as well as derivative instruments, were included in our unaudited condensed consolidated statements of operations in the amounts of a $0 million loss and a $1 million loss for the fiscal quarter and two fiscal quarters ended May 5, 2013, respectively, compared to a $1 million gain and a $1 million loss for the fiscal quarter and two fiscal quarters ended April 29, 2012, respectively.
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial conditions and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of May 5, 2013, we do not believe that we have any material direct or indirect exposure to the European financial markets.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and interim Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of May 5, 2013. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and interim CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and interim CFO concluded that, as of May 5, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
A description of some of the primary risk factors associated with our business is set forth below. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2013. These risk factors, which could materially affect our business, financial conditions or results of operations, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently do not deem to be material may also adversely affect our business, financial condition or results of operations.
Risks Related to Our Business
Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.
Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the semiconductor industry generally, as well as in our target markets, which adversely affected our business and results of operations. In recent periods, market and business conditions in general have been adversely affected by investor and customer concerns about the global economic outlook, including concerns about economic recovery in the United States decelerating growth in China and continuing uncertainty relating to the sovereign debt crisis in Europe. In addition, U.S. and global economic conditions could be exacerbated by the negative effects on economic growth resulting from the concerns about, and the effects of, the U.S. federal budget and any related spending cuts and tax increases. Sustained uncertainty about, or worsening of, current global economic conditions will likely cause our customers and consumers to reduce or delay spending, and could lead to the insolvency of key suppliers (resulting in product delays) and customers, all of which could negatively affect our business, financial condition and result of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses.
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
Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	customer concentration and the gain or loss of significant customers;

•	market acceptance of our products and our customers' products;

•	changes in our product mix or customer mix and their effect on our gross margin;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenues and royalty and other payments from intellectual property sales and licensing arrangements;

•	our ability to successfully and timely integrate, and realize the benefits of, our acquisition of CyOptics and any other significant acquisitions we may make;

•	new product announcements and introductions by us or our competitors;

•	the timing of the launch by our customers of new products, such as cell phones, in which our products are included;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	seasonality or cyclical fluctuations in our markets;

•	currency fluctuations;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	intellectual property disputes and associated litigation expenses;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.
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
Some of our customers are material to our business, revenue and results of operations. During the fiscal quarter ended May 5, 2013, direct sales to Foxconn and Samsung accounted for 16% and 10% of our net revenue, respectively. During the two fiscal quarters ended May 5, 2013, direct sales to Foxconn accounted for 18% of our net revenue. Our top 10 customers for the fiscal quarter and two fiscal quarters ended May 5, 2013, which included three distributors, collectively accounted for 63% and 65% of our net revenue, respectively. We believe our aggregate sales to Apple Inc., Cisco Systems, Inc. and Samsung, when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, each accounted for more than 10% of our net revenues for the fiscal quarter ended May 5, 2013, and Apple Inc. and Cisco Systems, Inc. each accounted for more than 10% of our net revenue for the two fiscal quarters ended May 5, 2013. We expect to continue to experience significant customer concentration in future periods.
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
In the mobile handset market, demand is typically stronger in the second half of the year than the first half of the year. However, if mobile handset OEMs inaccurately forecast consumer demand, this may lead to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders within the same quarter, often with limited advance notice, and we expect such increases and decreases to occur in the future. In addition, although the worldwide wireless handset market is large, growth trends and other variables are often uncertain and difficult to predict. Since the wireless handset market is a consumer-driven market, changes in the economy that affect consumer demand can adversely affect our business and operating results.
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
The global semiconductor market is highly competitive. We compete in different target markets to various degrees on the basis of, among other things, quality, technical performance, price, product features, product system compatibility, system-level design capability, engineering expertise, responsiveness to customers, new product innovation, product availability, delivery timing and reliability, and customer sales and technical support. Current and prospective customers for our products evaluate our capabilities against the merits of our direct competitors. Some of our competitors are well established, have a more extensive product portfolio, have substantially greater market share and manufacturing, financial, research and development and marketing resources to pursue development, engineering, manufacturing, marketing and distribution of their products. In addition, many of our competitors have longer independent operating histories, greater presence in key markets, more comprehensive patent protection and greater name recognition. We compete with integrated device manufacturers, or IDMs, and fabless semiconductor companies as well as the internal resources of large, integrated OEMs. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings. In addition, companies not currently in direct competition with us may introduce competing products in the future. Because our products are often building block semiconductors providing functions that in some cases can be integrated into more complex ICs, we also face competition from manufacturers of ICs, as well as customers that develop their own IC products.
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
The acquisition of CyOptics and the integration of its business, operations and employees with our own involve risks and the failure to integrate successfully in the expected time frame may adversely affect our future results.
Pursuant to the Merger Agreement we entered into on April 10, 2013, we have agreed to acquire CyOptics, and we currently expect that the Merger will be completed in our third fiscal quarter of 2013. Our ability to integrate significant acquisitions is unproven, and any failure to successfully integrate the business, operations and employees of CyOptics, or to otherwise realize the anticipated benefits of the acquisition, could harm our result of operations. Our ability to realize these benefits will depend, in part, on the timely integration of organizations, operations, procedures, policies and technologies, and the harmonization of differences in the business cultures between the two companies and their personnel. Even with proper planning and implementation, integration of the CyOptics business will be complex and time-consuming, will involve additional expense and could disrupt our business and divert management's attention from ongoing business concerns. The challenges involved in integrating CyOptics include:

•	combining and rationalizing our respective product offerings;

•	preserving customer, supplier and other important relationships of both CyOptics and Avago;

•	improving gross margin and maintaining or improving average selling prices of CyOptics products;

•	coordinating and integrating operations in Mexico, a country in which Avago has not previously operated;

•	integrating financial forecasting and controls, procedures and reporting cycles; and

•	integrating employees and related HR systems and benefits, maintaining employee morale and retaining key employees.
The benefits we expect to realize from the acquisition of CyOptics are, necessarily, based on projections and assumptions about the combined businesses of Avago and CyOptics and assume, among other things, the successful integration of CyOptics into our business and operations. We may not successfully integrate CyOptics and our operations in a timely manner, or at all. If we do not realize the anticipated benefits of this transaction, our growth strategy and future profitability could be affected.
In addition, our future effective tax rate is likely to increase as a result of the acquisition of CyOptics, because the majority of CyOptics revenue is generated in the United States, which has a higher statutory tax rate than many other jurisdictions in which we operate and such revenues will not receive the benefits of the tax incentive arrangements we have negotiated in Singapore and Malaysia. Similarly, the acquisition may significantly increase the amount of our goodwill and other intangible assets, which could adversely affect our future results of operations. The acquisition of CyOptics may also have an adverse effect on our gross margins, as CyOptics' products typically carry a lower average gross margin, as a percentage of revenue, than Avago products.
We may pursue acquisitions, dispositions, investments and joint ventures, which could affect our results of operations.
We may make acquisitions of, and investments in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities. For example, we recently agreed to acquire CyOptics and completed the acquisition of Javelin. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful.
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
We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and module assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication capacity, including single-sourcing for many components or products. For certain of our product families, substantially all of our revenue from those products is derived from semiconductors fabricated by external foundries such as Taiwan Semiconductor Manufacturing Company Ltd. and WIN Semiconductor Corp. Most of our products are designed to be manufactured in a specific process, typically at one particular foundry with a particular contract manufacturer. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amertron Incorporated, ASE Korea Inc., and Inari Technology SDN BHD.
The ability and willingness of our contract manufacturers to perform is largely outside of our control. If one or more of our contract manufacturers or other outsourced providers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and to timely deliver products to our customers, and our reputation could suffer. Suppliers may extend lead times, limit supplies, increase prices or discontinue parts due to capacity constraints, changes to manufacturing processes or other factors. In addition, some parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. If one of our suppliers, particularly a single-source supplier, ceases to, or is unable to, manufacture such a component, or changes its manufacturing process, or if supply is otherwise constrained, we may need to transition the manufacture of that product to another foundry or contract manufacturer or source alternative parts, which may be difficult, expensive and take an extended period of time. We may also be forced to make a significant "lifetime" purchase of the affected product, in order to enable us to meet our customer demand, or to re-engineer a product Significant lifetime purchases of discontinued components needed to manufacture our products could significantly increase our inventory and other expenses, such as insurance costs, and expose us to additional risks, such as the loss of, or damage to, products which may not subsequently be available to us from an alternative source. Such supply issues may also cause us to fail to timely meet customer demand. This could result in the payment of significant damages by us to our customers, and our net revenue could decline. In such events, our business, financial condition and results of operations would be adversely affected. Furthermore, our agreements with these manufacturers typically require us to forecast product needs and our forecasts may not be accurate, which could adversely affect our business and results of operations.
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
We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers, some of which are our single source suppliers for these materials. We purchase a significant portion of our semiconductor materials and finished goods from a few suppliers and contract manufacturers. For the first two quarters of fiscal year 2013, we purchased 53% of the materials for our manufacturing processes from five suppliers. For fiscal year 2012, we purchased 54% of the materials for our manufacturing processes from six suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers' requirements or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
Our gross margin is dependent on a number of factors, including our product mix, customer mix, commodity prices, non-product revenue, acquisitions we may make and level of capacity utilization.
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
Businesses or companies that we may acquire from time to time may have different gross margin profiles than us and could, therefore, affect our overall gross margin. For example, CyOptics products typically carry a lower gross margin, on average, than Avago products and, as a result, the acquisition of CyOptics may have an adverse effect on our gross margin unless we are able to improve the gross margins of the acquired business.
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
We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2014 and 2025. Absent such tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. We may not be able to extend these tax incentive arrangements after their expiration on similar terms or at all. For the fiscal years ended October 28, 2012, October 30, 2011, and October 31, 2010, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes from what it otherwise would have been in such year by approximately $81 million, $82 million, and $63 million, respectively, and increase diluted net income per share by $0.33, $0.32, and $0.26, respectively. The tax incentives that we have negotiated in Malaysia are also subject to our compliance with various operating and other conditions. If we cannot or elect not to comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits. In such event, we could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements.
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
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor either in arrears or in advance based on estimates. We record reserves for distributor rights related to these limited stock returns and price adjustments. We recognize revenues for sales to distributors upon delivery to the distributors, net of estimated provisions for these stock return and price adjustment programs. We have extended these programs to certain distributors in Asia and Europe and may extend them on a selective basis to some of our other distributors in other geographies. These programs may require us to deploy a substantial amount of cash to fund them. As at May 5, 2013, we had an aggregate of approximately $23 million on deposit with various distributors to fund these programs. The reserves recorded for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates. In addition, the timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 30% and 32% of our net revenue for the two fiscal quarters ended May 5, 2013 and fiscal year 2012, respectively.
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
Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of Mr. Hock E. Tan, our President and Chief Executive Officer and Mr. Bryan T. Ingram, our Senior Vice President and Chief Operating Officer. None of our senior management is bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our senior management. The loss of any of our senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
If we are unable to attract, train and retain qualified personnel, especially our design and technical personnel, we may not be able to execute our business strategy effectively.
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing, legal and finance personnel, and especially our design and technical personnel. We also seek to acquire talented engineering and technical personnel through acquisitions we may make from time to time, including, for example, CyOptics and Javelin. We do not know whether we will be able to retain all of these employees as we continue to pursue our business strategy. We have historically encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with expertise in analog and optoelectronic semiconductor design. Competition for such personnel is intense in the semiconductor industry, particularly in Southeast Asia where qualified engineers are currently in high demand. In addition, employees of companies or businesses that we acquire may decide not to continue working for us, with little or no notice, for reasons that may include dissatisfaction with our corporate culture, compensation or new roles and responsibilities. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. The loss of the services of key employees, especially our key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical personnel, could have a material adverse effect on our business, financial condition and results of operations.
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
We sell our products throughout the world. In addition, as at May 5, 2013, approximately 62% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
We have accepted research and development grants, the receipt and amount of which are subject to our satisfaction of certain terms and conditions. During the two fiscal quarters ended May 5, 2013, we recorded an aggregate of $5 million in credits to research and development expense and $1 million as a deferred credit for capital expenditures pursuant to these grants. During fiscal year 2012, we recorded an aggregate of $7 million in credits to research and development expense and $1 million as a deferred credit for capital expenditures pursuant to these grants. If we cannot or elect not to satisfy the terms and conditions of any of these grants, expenses incurred in respect of the relevant research and development projects will not be approved for reimbursement, we may be required to return amounts previously paid to us under the grants and further grants may not be available to us in the future.
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
In addition to selling products through our employee sales representatives, we also rely on distributors and, in some cases, manufacturers' representatives to sell our products to our customers. This is particularly the case in markets where we do not have a significant physical presence and new markets that we are seeking to enter. We are unable to predict the extent to which our distributors and manufacturers' representatives will be successful in marketing and selling our products. Moreover, many of our distributors and manufacturers' representatives also market and sell competing products. Our relationships with our representatives and distributors may be terminated by either party at any time. Our future performance will depend, in part, on our ability to attract additional distributors or manufacturers' representatives that will be able to market and support our products effectively, especially in markets where we have not previously distributed our products, and on our ability to effectively manage distribution efforts by our remaining global, full-line distributors. If we cannot retain our current distributors or manufacturers' representatives, recruit additional or replacement distributors or manufacturers' representatives, or effectively manage changes to our sales and distributions strategies, our sales and operating results will be harmed.
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
We sponsor several defined benefit plans outside of the United States and post-retirement medical benefit plans in the United States. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. The difference between the obligations and assets of these plans, or the funded status of these plans, is a significant factor in determining our pension expense and the ongoing funding requirements of these plans. In addition, weak economic conditions and related under-performance of asset markets could lead to increased pension and post-retirement benefit expenses. In addition, in the United States, we self-fund a significant portion of our employees' health benefits. The costs of providing these benefits has been increasing steadily and significantly, and may increase further as the Patient Protection and Affordable Care Act of 2010 is implemented. Significant increases in the costs and expenses of the benefits we provide to our employees could adversely affect our financial condition and results of operations.
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
Under Singapore law, we may only allot and issue new ordinary shares with the prior approval of our shareholders in a general meeting. At our 2013 AGM, our shareholders provided our directors with the general authority to allot and issue any number of new ordinary shares until the earlier of (i) the conclusion of our 2014 AGM, (ii) the expiration of the period within which the next annual general meeting is required to be held (i.e. within 15 months from the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders acting at a duly noticed and convened meeting. Subject to the general authority to allot and issue new ordinary shares provided by our shareholders, the provisions of the Singapore Companies Act and our memorandum and articles of association, our board of directors may allot and issue new ordinary shares on terms and conditions as they may think fit to impose. Any additional issuances of new ordinary shares by our directors may adversely impact the market price of our ordinary shares.

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
The trading price of our ordinary shares has, at times, fluctuated significantly. The trading price of our ordinary shares could be subject to wide fluctuations in response to many of the risk factors listed in this “Risk Factors” section, and others, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation and results of operations of our significant customers as well as companies perceived by investors to be comparable to us;

•	announcements of proposed acquisitions by us or our competitors;

•	announcements of, or expectations of additional debt or equity financing efforts;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	changes in our dividend or share repurchase policies.
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
Our Board adopted a dividend policy pursuant to which the Company will pay quarterly dividends on our ordinary shares, and, following our 2013 AGM on April 10, 2013, our Board approved our 2013 share repurchase program authorizing management to repurchase up to 20 million of the Company's ordinary shares, in their discretion, which authorization will expire the day prior to our 2014 AGM. The declaration and payment of any future dividend is subject to the approval of our Board and our dividend policy could change at any time. Similarly, our share repurchase programs may be suspended from time to time or terminated at any time prior to its expiration. There can be no assurance that we will declare cash dividends or repurchase shares in the future in any particular amounts, or at all. Furthermore, we may declare dividends as interim dividends, which are wholly provisional under Singapore law and may be revoked by our Board at any time prior to the payment thereof. The payment of cash dividends is restricted by applicable law and our corporate structure. Pursuant to Singapore law and our articles of association, no dividends may be paid except out of our profits. Also, because we are a holding company, our ability to pay cash dividends on our ordinary shares and to repurchase our shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of our credit agreement.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results, particularly any guidance relating to the results of operations of acquired businesses or companies, as our management will, necessarily, be less familiar with their business and operations. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Quarterly Report on Form 10-Q could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the fiscal quarter and two fiscal quarters ended May 5, 2013.
Issuer Repurchase of Equity Securities
The following table presents details of our share repurchases during the fiscal quarter ended May 5, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Shares Available Under Repurchase Programs
				(in millions)
February 4, 2013 - March 3, 2013	149,984	$34.01	149,984	13.8
March 4, 2013 - March 31, 2013	167,995	$34.12	167,995	13.6
April 1, 2013 - May 5, 2013	—	$—	—	13.6	(2)
Total	317,979	$34.07	317,979
___________________________________

(1)
All share repurchases during the period from February 4, 2013 to May 5, 2013 were made in open market transactions, pursuant to our publicly announced 2012 share repurchase program. All repurchases were made in accordance with Rule 10b-8 under the Exchange Act.

(2)	The 2012 share repurchase program expired the day prior to the Company's 2013 AGM on April 10, 2013.

On April 10, 2013, we announced that our Board had authorized the Company to repurchase up to 20 million of its ordinary shares. This replaces the 2012 share repurchase program announced by the Company on April 5, 2012, which expired the day prior to the 2013 AGM, under which the Company was authorized to repurchase up to 15 million of its ordinary shares. Shares repurchases under the 2013 share repurchase program, if any, will be made in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The 2013 share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. The 2013 share repurchase program, will expire at the Company's 2014 AGM, unless earlier terminated. As of May 5, 2013, no shares had been purchased under the 2013 share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Dividends
On June 5, 2013, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.21 per share, payable on June 28, 2013 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on June 17, 2013.
Change in Directors
Effective June 5, 2013, the Board appointed Bruno Guilmart as a director of the Company. Mr. Guilmart was also appointed as a member of the Nominating and Corporate Governance Committee of the Board, upon his appointment to the Board. Mr. Guilmart will serve as the Company's Singapore resident director required by the Companies Act, Chapter 50, of Singapore, or the Act, to be on our Board.
Mr. Guilmart has been President, Chief Executive Officer and a director of Kulicke & Soffa Industries, Inc., or K&S, since September 30, 2010. Prior to joining K&S, Mr. Guilmart was President and Chief Executive Officer of Lattice Semiconductor from 2008 until 2010. From 2003 until 2008 he was President and Chief Executive Officer of Advanced Interconnect. Technologies (AIT), a TPG-Newbridge company, and subsequently became Chief Executive Officer of Unisem after AIT was acquired by Unisem in 2007. Prior to Unisem/AIT, Mr. Guilmart was senior vice president of worldwide sales and marketing at Chartered Semiconductor Manufacturing. He also held senior management and engineering positions with Cadence Design Systems, Temic Semiconductors and Hewlett-Packard Company. Mr. Guilmart's qualifications to serve on the Board include his extensive experience in senior management and executive positions in the semiconductor industry, both in the United States and overseas.
From time to time, the Company has made purchases of equipment and related replacement parts and equipment servicing, on an arms-length basis, from K&S that were immaterial both in amount and significance. The Company does not currently expect that purchases from K&S will exceed $120,000 in the current or future fiscal years.
Mr. Guilmart will participate in the non-employee director compensation arrangements generally applicable to all of the Company's non-employee directors. Under the terms of those arrangements, as currently in effect, Mr. Guilmart received an initial equity grant with a notional target fair market value of $450,000, consisting of an option to purchase 23,094 ordinary shares of the Company and 7,698 restricted share units of the Company, on June 5, 2013, his first date of service as a director. In addition, Mr. Guilmart will be entitled to receive the cash and annual equity compensation payable to other independent, non-employee directors of the Company. The cash and equity compensation payable to our non-employee directors is as set forth in the Company's proxy statement filed with the Securities and Exchange Commission on February 20, 2013.
In connection with Mr. Guilmart's appointment to the Board, John Min-Chih Hsuan, previously the Company's sole Singapore resident director required by the Act to be on the Board, resigned as a director of the Company, effective June 5, 2013.

Item 6. Exhibits

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
2.1
Agreement and Plan of Merger, dated as of April 10, 2013, by and among CyOptics, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., Celsus Acquisition Corp., the Company, Avago Technologies Finance Pte. Ltd. and Shareholder Representative Services LLC*
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	April 11, 2013

3.1	Memorandum and Articles of Association	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	August 14, 2009

10.1+	Form of Restricted Share Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan.			X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS†	XBRL Instance Document			X

101.SCH†	XBRL Schema Document			X

101.CAL†	XBRL Calculation Linkbase Document			X

101.DEF†	XBRL Definition Linkbase Document			X

101.LAB†	XBRL Labels Linkbase Document			X

101.PRE†	XBRL Presentation Linkbase Document			X

+	Indicates management contract or compensatory plan or arrangement.

†
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at May 5, 2013 and October 28, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and two fiscal quarters ended May 5, 2013 and April 29, 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and two fiscal quarters ended May 5, 2013 and April 29, 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the two fiscal quarters ended May 5, 2013 and April 29, 2012 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVAGO TECHNOLOGIES LIMITED
By:	/s/ Anthony E. Maslowski
Anthony E. Maslowski
Vice President, Corporate Controller and interim Chief Financial Officer
Date: June 7, 2013