Form 10-Q
period 2013-08-04
Avago Technologies LTD
filed 2013-09-13
CIK 1441634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 30, 2013 there were 247,493,829 shares of our ordinary shares, no par value per share, outstanding.

AVAGO TECHNOLOGIES LIMITED
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 4, 2013

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Condensed Consolidated Financial Statements — Unaudited	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32
PART II. OTHER INFORMATION	33
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	52
Item 4. Mine Safety Disclosures	52
Item 5. Other Information	52
Item 6. Exhibits	53
SIGNATURES	55
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements — Unaudited

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	August 4, 2013	October 28, 2012 [1]
ASSETS
Current assets:
Cash and cash equivalents	$863	$1,084
Trade accounts receivable, net	365	341
Inventory	284	194
Other current assets	129	72
Total current assets	1,641	1,691
Property, plant and equipment, net	620	503
Goodwill	393	180
Intangible assets, net	514	422
Other long-term assets	36	66
Total assets	$3,204	$2,862
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266	$248
Employee compensation and benefits	80	61
Capital lease obligations — current	2	1
Other current liabilities	32	36
Total current liabilities	380	346
Long-term liabilities:
Capital lease obligations — non-current	1	2
Other long-term liabilities	97	95
Total liabilities	478	443
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, no par value; 247,651,731 shares and 245,477,491 shares issued and outstanding on August 4, 2013 and October 28, 2012, respectively	1,538	1,479
Retained earnings	1,190	951
Accumulated other comprehensive loss	(2)	(11)
Total shareholders’ equity	2,726	2,419
Total liabilities and shareholders’ equity	$3,204	$2,862

__________________________________

[1]	Amounts as of October 28, 2012 have been derived from audited consolidated financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share data)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Net revenue	$644	$606	$1,782	$1,746
Cost of products sold:
Cost of products sold	325	297	887	860
Amortization of intangible assets	14	14	42	42
Restructuring charges	1	—	1	1
Total cost of products sold	340	311	930	903
Gross margin	304	295	852	843
Research and development	101	89	289	255
Selling, general and administrative	57	49	162	150
Amortization of intangible assets	6	6	17	16
Restructuring charges	—	2	2	4
Total operating expenses	164	146	470	425
Income from operations	140	149	382	418
Interest expense	(1)	—	(2)	(1)
Other income, net	5	1	8	3
Income before income taxes	144	150	388	420
Provision for income taxes	2	5	8	16
Net income	$142	$145	$380	$404

Net income per share:
Basic	$0.57	$0.59	$1.54	$1.65
Diluted	$0.56	$0.58	$1.51	$1.61

Weighted average shares:
Basic	248	245	246	245
Diluted	252	250	251	251

Cash dividends declared and paid per share	$0.21	$0.15	$0.57	$0.40

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(in millions)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Net income	$142	$145	$380	$404
Tax effect on defined benefit pension plans	—	—	2	—
Change in net unrealized gains on available-for-sale investments	5	—	7	—
Other comprehensive income	5	—	9	—
Total comprehensive income	$147	$145	$389	$404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Three Fiscal Quarters Ended
	August 4, 2013	July 29, 2012
Cash flows from operating activities:
Net income	$380	$404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129	115
Other	(1)	5
Share-based compensation	55	39
Tax benefits from share-based compensation	6	10
Excess tax benefits from share-based compensation	(3)	(6)
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable, net	27	(2)
Inventory	(54)	(22)
Accounts payable	13	(14)
Employee compensation and benefits	14	(20)
Other current assets and current liabilities	(51)	(25)
Other long-term assets and long-term liabilities	(2)	(6)
Net cash provided by operating activities	513	478
Cash flows from investing activities:
Purchase of property, plant and equipment	(179)	(168)
Acquisitions and investments, net of cash acquired	(419)	(2)
Net cash used in investing activities	(598)	(170)
Cash flows from financing activities:
Proceeds from government grants	5	2
Payments on capital lease obligations	(1)	(2)
Issuance of ordinary shares	60	28
Repurchases of ordinary shares	(62)	(100)
Excess tax benefits from share-based compensation	3	6
Dividend payments to shareholders	(141)	(98)
Net cash used in financing activities	(136)	(164)
Net (decrease) increase in cash and cash equivalents	(221)	144
Cash and cash equivalents at the beginning of period	1,084	829
Cash and cash equivalents at end of period	$863	$973

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
Basis of Presentation
Fiscal Periods. We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ending November 3, 2013, or fiscal year 2013, is a 53-week fiscal year, with our first fiscal quarter containing 14 weeks. The first quarter of our fiscal year 2013 ended on February 3, 2013, the second quarter ended on May 5, 2013, the third quarter ended on August 4, 2013 and the fourth quarter will end on November 3, 2013.
Information. The unaudited condensed consolidated financial statements include the accounts of Avago Technologies Limited and all of its wholly-owned subsidiaries, and are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Intercompany transactions and balances have been eliminated in consolidation.
On June 28, 2013, we completed our acquisition of CyOptics, Inc., or "CyOptics". The unaudited condensed consolidated financial statements include the results of operations of CyOptics commencing on the date of closing of the acquisition. See Note 3. Acquisitions and Investment for further discussion.
Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management and, in the opinion of management, includes all adjustments of a normal recurring nature that are necessary for the fair statement of the financial position, results of operations, comprehensive income and cash flows for the periods shown, and is in accordance with GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended October 28, 2012, or fiscal year 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on December 17, 2012.
The operating results for the fiscal quarter and three fiscal quarters ended August 4, 2013 are not necessarily indicative of the results that may be expected for fiscal year 2013, or for any other future period. The balance sheet data as of October 28, 2012 presented are derived from the audited consolidated financial statements as of that date.
Significant Accounting Policies
Use of estimates. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.
Concentrations of credit risk and significant customers. Our cash, cash equivalents and accounts receivable are subject to concentration of credit risk. Cash and cash equivalents may be redeemable upon demand and are maintained with several financial institutions that management believes are of high credit quality and therefore bear minimal credit risk. We seek to mitigate our credit risks by spreading such risks across multiple counterparties and monitoring the risk profile of these counterparties. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. We mitigate collection risks from our customers by performing regular credit evaluations of our customers’ financial conditions, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.
We sell our products through our direct sales force, distributors and manufacturers' representatives. One direct customer accounted for 18% and 32% of our net accounts receivable balance at August 4, 2013 and October 28, 2012, respectively. For the fiscal quarter and three fiscal quarters ended August 4, 2013, one direct customer represented 16% and 17% of our net revenue, respectively. For the fiscal quarter and three fiscal quarters ended July 29, 2012, one direct customer represented 13% and 15% of our net revenue, respectively.

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
The following table summarizes the changes in accrued warranty (in millions):

Balance as of October 28, 2012 — included in other current liabilities	$2
Charged to cost of products sold	1
Utilized	(1)
Balance as of August 4, 2013 — included in other current liabilities	$2
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
Diluted net income per share for the fiscal quarter and three fiscal quarters ended August 4, 2013 and the fiscal quarter and three fiscal quarters ended July 29, 2012 excluded the potentially dilutive effect of weighted-average outstanding equity awards (options, RSUs, and ESPP rights) to acquire 2 million ordinary shares each, as their effect was antidilutive.
The following is a reconciliation of the basic and diluted net income per share computations for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Net income (Numerator):
Net income	$142	$145	$380	$404
Shares (Denominator):
Basic weighted-average ordinary shares outstanding	248	245	246	245
Add incremental shares for:
Dilutive effect of share options, RSUs and ESPP rights	4	5	5	6
Shares used in diluted computation	252	250	251	251
Net income per share:
Basic	$0.57	$0.59	$1.54	$1.65
Diluted	$0.56	$0.58	$1.51	$1.61
Supplemental cash flow disclosures. At August 4, 2013 and October 28, 2012, we had $28 million and $48 million, respectively, of unpaid purchases of property, plant, and equipment included in accounts payable and other current liabilities. Amounts reported as unpaid purchases will be recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the unaudited condensed consolidated statement of cash flows in the period in which they are paid.
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
2. Inventory
Inventory consists of the following (in millions):

	August 4, 2013	October 28, 2012
Finished goods	$54	$42
Work-in-process	151	99
Raw materials	79	53
Total inventory	$284	$194
Inventory as of August 4, 2013 includes $32 million of inventory acquired from the CyOptics acquisition. See Note 3. “Acquisitions and Investment.”
3. Acquisitions and Investment

CyOptics
On June 28, 2013, we completed our acquisition of CyOptics, Inc., a U.S.-based company that manufactures and sells Indium Phosphide, or InP, optical chip and component technologies for the data communications and telecommunications markets. CyOptics has front-end manufacturing operations in the U.S. and back-end manufacturing operations in Mexico. As a result of the CyOptics acquisition, we acquired approximately 1,100 additional employees, with 745 of these employees located in Mexico.
The aggregate consideration for the acquisition was approximately $376 million, of which $372 million was paid in cash, net of $3 million in cash acquired, to acquire all of the outstanding shares of capital stock of CyOptics. We also agreed to pay additional deferred consideration to the previous shareholders of CyOptics in the amount of $4 million one year subsequent to the acquisition date, which was recorded as a liability.
In addition, approximately $27 million is payable to key employees, and was paid into escrow and will be paid in the form of retention bonuses over a three-year period subsequent to the acquisition date and which will be recognized as compensation expense over the same period.
Our primary reason for acquiring CyOptics was to strengthen our fiber optics product portfolio for emerging 40G and 100G enterprise and data center applications, through CyOptics' single-mode InP laser, receiver and photonics integration capability. Our optical transceiver products primarily leverage VCSEL-based technology today. In addition, we also acquired CyOptics for their optical components business, which serves segments of the access, metro and long-haul markets. The purchase price for CyOptics was based on cash flow projections assuming the integration of any acquired technology and products with our own, which are of considerably greater value than utilizing CyOptics’ technology or product on a standalone basis, as well as the assembled workforce of CyOptics. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired, and, as a result, we have recorded goodwill in connection with this transaction. This acquired goodwill is not deductible for tax purposes.
We have preliminarily estimated the fair value of the acquired assets and liabilities for CyOptics. We allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition. As additional information becomes available, such as finalization of negotiations of working capital adjustments and tax related matters, we may revise our preliminary purchase price allocation.
Our preliminary allocation of the total purchase price for CyOptics and the purchased intangible assets as of August 4, 2013 is as follows (in millions):

Estimated Fair Value
Trade accounts receivable	$51
Inventory	35
Other current assets	2
Property, plant and equipment	34
Goodwill	192
Intangible assets	141
Total assets acquired	455
Accounts payable	(25)
Employee compensation and benefits	(5)
Other current liabilities	(2)
Long-term deferred tax liabilities (included in Other long-term liabilities)	(47)
Total liabilities assumed	(79)
Purchase price allocation	$376

	Estimated Fair Value	Estimated Useful
	(in millions)	Lives (in years)
Purchased intangible assets
Purchased technology - base product	$98	15
Purchased technology - packaging	3	5
Customer relationships	32	7
Other - customer backlog	4	1
Total identified intangible finite lived assets	137
In process research and development indefinite lived assets	4
Total identified intangible assets	$141

Purchased Intangible Assets. Developed technology represents base product technology and packaging technology. We valued the base product technology that generates cash flows from sales of the existing products using the income approach, specifically the multi-period excess earnings method which calculates the value based on the risk-adjusted present value of the cash flows specific to the products, allowing for a reasonable return. The useful life of 15 years was determined based on the technology cycle related to the base product technology as well as the life of current legacy products.
Packaging technology is valued utilizing the relief-from-royalty method, a form of the income approach. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. The royalty rate is based on an analysis of empirical, market-derived royalty rate for guideline intangible assets.

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of CyOptics. Customer relationships were valued using the with-and-without-method, a form of the income approach. In this method, fair value is measured by the lost profits associated with the period of time necessary to reacquire the customers. The method involves a comparison of the cash flows assuming as if the customer relationships were in place versus as if the customer relationships were to be created "from scratch". There are additional considerations related to the build-in time for certain product lines and the qualification periods included in the valuation model. This method also assumes that all other assets, know-how and technology were easily available in both scenarios.
The fair value of in-process research and development, or IPR&D, from the CyOptics acquisition was determined using the multi-period excess earnings method, a form of the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return.
We believe the amount recorded as developed technology, IPR&D and customer relationships, represent the fair value of and approximate the amount a market participant would pay for these projects as of the acquisition date.
The purchased intangible assets are being amortized over their estimated useful lives of 1 year to 15 years. (See Note 4. Goodwill and Intangible Assets).
The unaudited condensed consolidated statements of operations include the results of operations of CyOptics commencing as of the acquisition date. Included in the unaudited condensed consolidated statements of operations for the third quarter of fiscal year 2013 was net revenue of $21 million and a net loss of $1 million for CyOptics. In connection with the acquisition, our results of operations for the third fiscal quarter and first three quarters of fiscal year 2013 also include: (i) amortization of purchased intangible assets, (ii) the amortization of fair value step-up in acquired inventory sold post acquisition; and (iii) charges associated with conforming accounting convention for fixed assets. Lastly, we incurred $2 million and $4 million, respectively, in transaction costs related to legal, accounting and other related fees which was recorded in selling, general and administrative expense for the third fiscal quarter and first three quarters of fiscal year 2013.
Unaudited Pro Forma Information. The following table presents certain unaudited pro forma financial information for each of the fiscal quarter and three fiscal quarters ended August 4, 2013 and July 29, 2012, as if CyOptics had been acquired as of the beginning of our fiscal year 2012. The unaudited estimated pro forma information combines the historical results of CyOptics with our consolidated historical results and includes certain fair value adjustments reflecting the estimated impact of amortization of purchased intangible assets and depreciation of acquired property, plant & equipment for the respective periods. The pro forma data are for informational purposes only and are not necessarily indicative of the results of operations of the combined business had the acquisition actually occurred at the beginning of our fiscal year 2012 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented.

(In millions, except for per share amounts)	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Pro forma net revenue	$684	$654	$1,925	$1,899
Pro forma net income	$132	$144	$377	$402
Pro forma net income per share-basic	$0.53	$0.59	$1.53	$1.64
Pro forma net income per share-diluted	$0.52	$0.58	$1.50	$1.60
Javelin
During the second quarter of fiscal year 2013, we acquired Javelin Semiconductor, Inc., a U.S.-based company engaged in developing mixed-signal complementary metal oxide semiconductor integrated circuits, or CMOS ICs, for wireless communications for aggregate consideration of approximately $37 million in cash. A portion of the cash consideration was used to immediately pay off outstanding debt of the acquired company totaling $5 million in the aggregate. This payment is presented as a cash outflow and included in "Acquisitions and investment, net of cash acquired" within the cash flows used in investing activities in the unaudited condensed consolidated statement of cash flows. The purchase price was allocated to the acquired net assets, based on estimates of fair values, as follows: net assets of $37 million including intangible assets of $10 million, net current deferred tax assets of $7 million and goodwill of $21 million. The intangible assets are being amortized over their estimated useful lives of 10 years. (See Note 4. Goodwill and Intangible Assets).
We acquired Javelin for their radio frequency CMOS engineering talent, technical personnel and technology to form the foundation of the Company's radio frequency CMOS design and development for products for its wireless target market. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired, and, as a result, we have recorded goodwill in connection with this transaction. This acquired goodwill is not deductible for tax purposes.

The unaudited condensed consolidated financial statements include Javelin's results of operations commencing as of the acquisition date. Pro forma results of operations for the Javelin acquisition have not been presented because the effects of the acquisition were not material to our prior fiscal quarter unaudited condensed consolidated financial statements.
Investment
During the fiscal quarter ended August 4, 2013, we made an additional equity investment of $1 million in a foreign listed company, as part of a rights offering by this company to its existing shareholders, which we had originally accounted for as available-for-sale investment. In connection with this investment, we purchased approximately 8 million ordinary shares and received approximately 16 million warrants to acquire a corresponding number of ordinary shares of the investee per the terms of the rights offerings. We continued to account for the investment in ordinary shares as available-for-sale securities investment and the $5 million unrealized gain on these ordinary shares was recorded in other comprehensive income in our unaudited condensed consolidated balance sheets. Warrants were accounted for as trading securities and the $2 million unrealized gain on these warrants was recorded as other income, net in our unaudited condensed consolidated statements of operations.
Subsequently in the fourth quarter of fiscal year 2013, we exited our investments in the ordinary shares and warrants in this foreign-listed company completely and realized a total gain of $9 million of which $2 million was already recorded in other income, net for the third quarter of fiscal year 2013 and the remaining $7 million will be recorded in other income, net for the fourth quarter of fiscal year 2013.
4. Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill (in millions):

Balance as of October 28, 2012	$180
Fiscal year 2013 acquisitions (Note 3. Acquisitions and Investment)	213
Balance as of August 4, 2013	$393
Intangible Assets
Purchased intangibles consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of August 4, 2013:
Purchased technology	$839	$(444)	$395
Customer and distributor relationships	289	(179)	110
Other	8	(3)	5
Intangible assets subject to amortization	1,136	(626)	510
In-process research and development	4	—	4
Total	$1,140	$(626)	$514

As of October 28, 2012:
Purchased technology	$728	$(402)	$326
Customer and distributor relationships	257	(163)	94
Other	4	(2)	2
Total	$989	$(567)	$422
The following table presents the amortization expense of purchased intangible assets (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Cost of products sold	$14	$14	$42	$42
Operating expenses	6	6	17	16
Total amortization expense	$20	$20	$59	$58

During the second and third quarters of fiscal year 2013, we recorded $10 million and $141 million of intangible assets with weighted-average amortization periods of 10 years and 13 years, respectively, in conjunction with acquisitions. (See Note 3. Acquisitions and Investment).
Based on the amount of intangible assets subject to amortization at August 4, 2013, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2013 (remainder)	$24
2014	93
2015	89
2016	71
2017	62
2018	27
Thereafter	144
$510
The weighted-average amortization periods remaining by intangible asset category at August 4, 2013 were as follows (in years):

Amortizable intangible assets:
Purchased technology	9
Customer and distributor relationships	7
Other	6
5. Borrowings
Revolving Credit Facility
As of August 4, 2013 and October 28, 2012, we had no borrowings outstanding under our unsecured revolving credit facility and we were in compliance with the financial covenants under our credit agreement.
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
The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:
Level 1—Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include bank acceptances, trading securities investments, including warrants, investment funds (deferred compensation plan assets) and available-for-sale securities investments. We measure trading securities investments, investment funds and available-for-sale securities investments at quoted market prices as they are traded in an active market with sufficient volume and frequency of transactions.
Level 2—Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3—Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. Level 3 assets and liabilities include cost method investments, goodwill, amortizable intangible assets, and property, plant and equipment, which are measured at fair value using a discounted cash flow approach when they are impaired. Quantitative information for Level 3 assets and liabilities reviewed at each reporting period includes indicators of significant deterioration in the earnings performance, credit rating, asset quality, business prospects of the investee, and financial indicators of the investee's ability to continue as a going concern.
We record at cost non-marketable investments where we do not have the ability to exercise significant influence or control and periodically review them for impairment. During fiscal year 2011, we made an investment of $1 million in the common shares of a privately-held non-U.S. company. This equity investment was accounted for under the cost method and was included on the unaudited condensed consolidated balance sheet in other long-term assets. In fiscal year 2011, we also entered into a collateralized loan and warrant purchase agreement with this company, pursuant to which we provided it with a collateralized loan of $1 million, at an annual interest rate of 8%, for a term of one year. Based on the quantitative assessment of the financial condition and business prospects of the investee, this equity investment and loan were both determined to be impaired during the fiscal quarter ended January 29, 2012.
During the fiscal quarter ended August 4, 2013, pursuant to public ordinary share rights with detachable warrants offering, we made an additional investment of $1 million in the publicly traded ordinary shares of a foreign company. The ordinary shares are included as available-for-sale securities. The warrants are included as trading securities. (See Note 3. Acquisitions and Investment).
We did not have any Level 3 asset or liability activities during the three fiscal quarters ended August 4, 2013.
Assets Measured at Fair Value on a Recurring Basis
The table below sets forth by level our financial assets that were accounted for at fair value as of August 4, 2013. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions).

	Fair Values as of August 4, 2013
	Portion of Carrying Value Measured at Fair Value	Fair Value Measurement Using Quoted Prices In Active Market For Identical Assets (Level 1)	Fair Value Measurement Using Significant Other Inputs (Level 2)
Assets:
Trading securities (1)	$15	$15	$—
Bank acceptances (1)	1	1	—
Investment funds — deferred compensation plan assets (1)	9	9	—
Available-for-sale securities (1)	11	11	—
Total assets measured at fair value	$36	$36	$—
Liabilities:
Deferred compensation plan liabilities (2)	$9	$—	$9
_________________________________

(1)	Included in other current assets in our unaudited condensed consolidated balance sheet

(2)	Included in other current liabilities in our unaudited condensed consolidated balance sheet
During the three fiscal quarters ended August 4, 2013, there were no material transfers between Level 1, Level 2 or Level 3 fair value instruments.
Assets Measured at Fair Value on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value as of August 4, 2013.
Fair Value of Other Financial Instruments
The fair values of cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.
7. Shareholders’ Equity
Share Repurchase Program
On April 4, 2012, our Board of Directors authorized the Company to repurchase up to 15 million of its ordinary shares, referred to as the 2012 share repurchase program. Under the 2012 share repurchase program, the Company repurchased and cancelled 0.3 million and 0.7 million shares for an aggregate purchase price of $11 million and $24 million in cash during the fiscal quarter and two fiscal quarters ended May 5, 2013, respectively. The weighted average purchase prices per share repurchased were $34.07 and $33.42 for the fiscal quarter and two fiscal quarters ended May 5, 2013, respectively. All repurchased shares were immediately retired. The 2012 share repurchase program expired the day prior to the Company's 2013 annual general meeting on April 10, 2013.

On April 10, 2013, the Board authorized the Company to repurchase up to 20 million of its outstanding ordinary shares, or the 2013 share repurchase program. This program replaces the expired 2012 share repurchase program. The 2013 share repurchase program will expire the day prior to the Company's 2014 annual general meeting, unless earlier terminated. Share repurchases will be made in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The 2013 share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended from time to time or terminated at any time without prior notice. All repurchased shares are immediately retired. Under the 2013 share repurchase program, the Company repurchased 1.0 million shares for an aggregate purchase price of $38 million in cash at a weighted average purchase price per share of $37.66 during the fiscal quarter ended August 4, 2013.
Dividends
We paid a quarterly cash dividend of $0.21 and $0.15 per share, or $52 million and $37 million in total, during the fiscal quarters ended August 4, 2013 and July 29, 2012, respectively. We paid aggregate cash dividends of $141 million and $98 million during the three fiscal quarters ended August 4, 2013 and July 29, 2012, respectively.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense related to share-based awards granted to employees, directors, and non-employees for the fiscal quarter and three fiscal quarters ended August 4, 2013 and July 29, 2012 (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Cost of products sold	$3	$1	$7	$4
Research and development	8	6	22	15
Selling, general and administrative	9	8	26	20
Total share-based compensation expense	$20	$15	$55	$39

The fair values of our time-based options and ESPP rights were estimated using the Black-Scholes option pricing model. Certain stock options granted in the fiscal quarter ended August 4, 2013 included both service and market conditions. The fair value of those market-based stock options was estimated using Monte Carlo simulation techniques.
The weighted-average assumptions utilized for our time-based options, ESPP rights and market-based stock options granted during the fiscal quarter and three fiscal quarters ended August 4, 2013 and July 29, 2012 are as follows:

	Time-based Options
	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Risk-free interest rate	1.4%	0.7%	1.0%	0.8%
Dividend yield	2.2%	1.7%	2.0%	1.4%
Volatility	47.0%	53.0%	48.0%	53.0%
Expected term (in years)	5	5	5	5

	ESPP Rights
	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Risk-free interest rate	0.1%	0.2%	0.1%	0.1%
Dividend yield	2.1%	1.4%	2.0%	1.3%
Volatility	46.0%	52.0%	46.0%	52.0%
Expected term (in years)	0.5	0.5	0.5	0.5

Market-based options
Three Fiscal Quarters Ended
August 4, 2013
Risk-free interest rate	1.4%
Dividend yield	1.9%
Volatility	50%
The dividend yields for the fiscal quarters ended August 4, 2013 and July 29, 2012 are based on the dividend yield as of the respective award grant dates. For the three fiscal quarters ended August 4, 2013, expected volatility is based on the combination of historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from traded options in guideline publicly-traded companies and our own shares with a term of 720 days measured over the last three months. Effective for the first quarter of fiscal year 2013 we updated our guideline publicly-traded companies based on direct competitors in our target markets. Prior to fiscal year 2013, expected volatility was based on the combination of historical volatility of our previous group of guideline publicly-traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly-traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. Our computations of expected term for time-based options were based on data, such as the data of peer companies and company-specific attributes, that we believe could affect employees’ exercise behavior. The expected life of market-based stock options valued using Monte Carlo simulation techniques is based upon the vesting dates forecasted by the simulation and then assuming that options which vest, and for which the market condition has been satisfied, are exercised at the midpoint between the forecasted vesting date and their expiration.
Based on the above assumptions, the weighted-average fair values of the options granted under the Company's equity incentive award plan for the fiscal quarters ended August 4, 2013 and July 29, 2012 were $13.02 and $13.13, respectively, and $12.83 and $14.30 for the three fiscal quarters ended August 4, 2013 and July 29, 2012, respectively. The weighted-average fair values of the rights to purchase shares in the ESPP for the fiscal quarters ended August 4, 2013 and July 29, 2012 were $11.90 and $13.08, respectively, and $11.72 and $12.92 for the three fiscal quarters ended August 4, 2013 and July 29, 2012, respectively. The weighted-average fair values of RSUs granted in the fiscal quarter ended August 4, 2013 and July 29, 2012 were $36.35 and $33.03, respectively, and $35.47 and $34.61 for the three fiscal quarters ended August 4, 2013 and July 29, 2012, respectively.
Total compensation cost of options granted but not yet vested as of August 4, 2013 was $155 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. The total grant-date fair values of options vested during the fiscal quarters ended August 4, 2013 and July 29, 2012 were $13 million and $9 million, respectively. The total grant-date fair values of options vested during the three fiscal quarters ended August 4, 2013 and July 29, 2012 were $39 million and $26 million, respectively. Total unrecognized compensation cost related to the ESPP rights as of August 4, 2013 was immaterial and is expected to be recognized over the remaining portion of the current offering period under the ESPP, which ends on September 14, 2013. Total compensation cost related to unvested RSUs as of August 4, 2013 was $38 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. The total grant-date fair values of RSUs that vested during the fiscal quarter and three fiscal quarters ended August 4, 2013 were $1 million and $2 million, respectively. The total grant-date fair value of RSUs that vested during the fiscal quarter and three fiscal quarters ended July 29, 2012 were immaterial.

Equity Incentive Award Plans
A summary of option award activity related to our equity incentive plans is as follows (in millions, except years and per share amounts):

	Option Awards Outstanding
	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of October 28, 2012	20	$22.45
Annual increase in shares available for
issuance, per equity incentive plan terms
Granted	7	35.95
Exercised	(3)	15.22
Cancelled	(1)	26.07
Balance as of August 4, 2013	23	27.82	5.78	$220
Fully vested as of August 4, 2013	7	19.24	5.15	134
Fully vested and expected to vest as of
August 4, 2013	21	27.39	5.74	215
The total intrinsic values of options exercised during the fiscal quarters ended August 4, 2013 and July 29, 2012 were $35 million and $11 million, respectively. The total intrinsic values of options exercised during the three fiscal quarters ended August 4, 2013 and July 29, 2012 were $78 million and $43 million, respectively.

A summary of RSU activity related to our equity incentive plans is as follows (in millions, except years and per share amounts):

	RSU Awards Outstanding
	Number Outstanding	Weighted- Average Grant Date Fair Market Value	Weighted- Average Remaining Contractual Life (in years)
Balance as of October 28, 2012	1	$32.69
Granted	1	35.47
Vested	—	35.12
Forfeited	—	29.25
Balance as of August 4, 2013	2	34.02	3.01

As of October 28, 2012 there were 12 million shares available for grant under the 2009 Equity Incentive Plan. Per the terms of the 2009 Equity Incentive Plan, an annual increase of 6 million shares was approved for issuance on the first day of fiscal year 2013. As of the three quarters ended August 4, 2013 there were 12 million shares that remained available for grant.

The following table summarizes the ranges of outstanding and exercisable option awards as of August 4, 2013 (in millions, except years and per share amounts):

	Option Awards Outstanding			Option Awards Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Number Exercisable	Weighted-Average Exercise Price Per Share
$0.00-$10.00	2	4.29	$7.67	1	$7.18
$10.01-$20.00	4	5.34	13.48	3	12.77
$20.01-$30.00	2	6.90	21.05	1	20.97
$30.01-$40.00	15	5.89	34.89	2	33.91
Total	23	5.78	27.82	7	19.24
Employee Share Purchase Plan
No shares were issued under the ESPP during the fiscal quarters ended August 4, 2013 and July 29, 2012. A total of 0.1 million shares were issued during each of the three fiscal quarters ended August 4, 2013 and July 29, 2012. At August 4, 2013, 9.4 million shares remained available for issuance under the ESPP.
December 2012 Secondary Share Offering
We filed a prospectus supplement, dated December 6, 2012, with the SEC relating to sale of 21,490,022 of our ordinary shares by shareholders affiliated with Kohlberg Kravis Roberts & Co. and Silver Lake, and by our President and Chief Executive Officer in a registered public offering. This transaction closed on December 12, 2012. We did not receive any proceeds from the sale of shares sold in this offering other than approximately $1.5 million in aggregate option exercise price proceeds from a selling shareholder who exercised options for the purpose of selling shares in this offering.
8. Income Taxes
Provision for Income Taxes
For the fiscal quarter and three fiscal quarters ended August 4, 2013, we recorded an income tax provision of $2 million and $8 million, respectively, compared to $5 million and $16 million for the fiscal quarter and three fiscal quarters ended July 29, 2012, respectively. The tax expense for the three fiscal quarters ended August 4, 2013 included a benefit of $2 million from the recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods, and $3 million from the enactment of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, retroactively extending the U.S. Federal Research and Development tax credit from January 1, 2012 to December 31, 2013. The remaining $3 million decrease in tax provision is primarily due to a change in the jurisdictional mix of income and expense.
Unrecognized Tax Benefits
As of October 28, 2012, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was approximately $28 million, including accrued interest and penalties. During the quarter ended August 4, 2013, we recognized $2 million of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods.
We are subject to Singapore income tax examinations for the years ended October 31, 2006 and later and in major jurisdictions outside Singapore for the years ended October 31, 2007 and later. We are not under Singapore income tax examination at this time. We believe it is possible that we may recognize $1 million to $15 million of our existing unrecognized tax benefits within the next twelve months as a result of the expiration of the statute of limitations for certain audit periods.
9. Segment Information
ASC 280 “Segment Reporting,” or ASC 280, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. We completed the CyOptics acquisition in the third quarter of fiscal year 2013 and are in the process of fully integrating CyOptics into Avago organization structure and business model therefore, we have concluded that we continue to have one reportable segment based on the following factors: sales of semiconductors represents our only material source of revenue; substantially all products offered incorporate analog functionality and are manufactured under similar manufacturing processes; we use an integrated approach in developing our products in that discrete technologies developed are frequently integrated across many of our products; and we use a common order fulfillment process and similar distribution approach for our products. Broad distributor networks are typically used to distribute our products, with large accounts being serviced by a direct sales force. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by ASC 280.
10. Related Party Transactions
During the fiscal quarter and three fiscal quarters ended August 4, 2013 and July 29, 2012, in the ordinary course of business, the Company purchased from, or sold to, several entities where one of the Company's directors also serves or served as a director or executive officer of that entity, including eSilicon Corporation, KLA-Tencor Corporation, Kulicke & Soffa Industries, Inc. and Wistron Corporation. Management believes that such transactions are at arms' length and on similar terms as would have been obtained from unaffiliated third parties.
The following tables provide information regarding the aggregate amounts involved in the transactions with these parties for the indicated periods (for the portion of such period that they were considered related) (in millions):

	Fiscal Quarter Ended			Three Fiscal Quarters Ended
	August 4, 2013		July 29, 2012	August 4, 2013	July 29, 2012
Total net revenue (1) (2)	$5		$1	$21	$6
Total costs and expenses (2)	—	*	3	2	5

	August 4, 2013		October 28, 2012
Total receivables (1)	$6		$1
Total payables	—	*	2
_________________________________
* Represent amounts less than $0.5 million.
(1) Amounts include net revenue and accounts receivable balances for related party transactions with Wistron Corporation through the three fiscal quarters ended and as of August 4, 2013, after which Wistron Corporation ceased to be a related party.
(2) Amounts include net revenue, cost and expenses for related party transactions with eSilicon Corporation through the two fiscal quarters ended May 5, 2013, after which eSilicon Corporation ceased to be a related party.
11. Commitments and Contingencies
Commitments
The following table sets forth changes in our commitments as of August 4, 2013 for the fiscal periods noted (in millions):

	Total	2013 (remainder)	2014	2015	2016	2017	2018	Thereafter
Purchase Commitments	$126	$119	$7	$—	$—	$—	$—	$—
Other Contractual Commitments	$42	$3	$17	$9	$7	$4	$2	$—
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
We also make purchases from a variety of vendors in connection with the expansion of our Fort Collins internal fabrication facility. These purchases are typically conducted on a purchase order basis and the purchase commitment amount shown in the table above includes $39 million in cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of August 4, 2013.
Other Contractual Commitments.  Represents amounts payable pursuant to agreements related to outsourced IT, human resources, financial infrastructure outsourcing services and other services agreements.
There were no other substantial changes to our contractual commitments during the first three quarters of fiscal year 2013 from those disclosed in our Annual Report on Form 10-K for fiscal year 2012.

Contingencies
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes, employment issues and disputes involving claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. Legal proceedings are often complex, may require the expenditure of significant funds and other resources, and the outcome of litigation is inherently uncertain, with material adverse outcomes possible. Intellectual property claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. Claims that our products or processes infringe or misappropriate any third-party intellectual property rights (including claims arising through our contractual indemnification of our customers) often involve highly complex, technical issues, the outcome of which is inherently uncertain. Moreover, from time to time we pursue litigation to assert our intellectual property rights. Regardless of the merit or resolution of any such litigation, complex intellectual property litigation is generally costly and diverts the efforts and attention of our management and technical personnel.
We are currently engaged in a number of legal actions in the ordinary course of our business. However, while there can be no assurance, we do not believe that we are involved in any pending legal proceedings that would be reasonably possible to have a material adverse effect on our financial condition, results of operations or cash flows. During the periods presented we have not recorded any accrual for loss contingencies associated with any legal proceedings nor determined that an unfavorable outcome is probable or reasonably possible. As a result, no amounts have been accrued or disclosed in the accompanying unaudited condensed consolidated financial statements with respect to these legal proceedings.
Warranty
There were no material changes to our warranty accrual during the three fiscal quarters ended August 4, 2013.
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
12. Subsequent Event
On September 4, 2013, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.23 per share, payable on September 30, 2013 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on September 19, 2013.

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
During the first three quarters of fiscal year 2013, our net revenue increased slightly as compared to the first three quarters of fiscal year 2012. We saw an increase in net revenue from our wireless communications target market during this period, even though this target market softened somewhat during the fiscal quarter ended August 4, 2013. However, this was substantially offset by a decrease in our industrial & other target market, due to our transition to an intellectual property licensing model for our consumer and computing peripherals products, which was completed at the end of fiscal year 2012. Our legacy consumer and computing peripherals related revenues are now included in our industrial & other target market. Net revenue for the first three quarters of fiscal year 2013 was also impacted by soft carrier router spending, which adversely affected net revenue from our wired infrastructure target market, partially offset in the third fiscal quarter by revenue contribution resulting from the CyOptics acquisition and improved datacenter spending. Our fiscal year ending November 3, 2013, or fiscal year 2013, is a 53-week fiscal year, with the first fiscal quarter consisting of 14 weeks.

Acquisitions
On June 28, 2013, we completed our acquisition of CyOptics, Inc., or CyOptics, a U.S.-based company that manufactures and sells Indium Phosphide, or InP, optical chip and component technologies for the data communications and telecommunications markets. CyOptics has front-end manufacturing operations in the U.S. and back-end manufacturing operations in Mexico.
The aggregate consideration for the acquisition was $376 million, of which $372 million was paid in cash (exclusive of $3 million of cash acquired in the transaction). In addition, approximately $27 million is payable to key employees, and was paid into escrow and will be paid in the form of retention bonuses over a three-year period and recognized as compensation expense over the same period. We also agreed to pay additional consideration to the previous shareholders of CyOptics in the amount of $4 million, one year subsequent to acquisition closing, which was recorded as a current liability.
We believe that this transaction will strengthen our fiber optics product portfolio for emerging 40G and 100G enterprise and data center applications for our wired infrastructure target market. CyOptics' single-mode InP laser, receiver and photonics integration capability is expected to help extend our technology leadership position in these applications. To date, Avago's optical transceiver products have primarily leveraged VCSEL-based technology. In addition, the acquisition of CyOptics is expected to facilitate Avago's establishment of a complementary optical components business, not only to serve growing segments of the access, metro and long-haul markets, but also for enterprise and data center segments. Our and CyOptics' products are complementary to one another, with little overlap between our respective product portfolios. As a result of the CyOptics acquisition, we acquired approximately 1,100 additional employees, with 745 of these employees located in Mexico.
The unaudited condensed consolidated financial statements for the fiscal quarter and three fiscal quarters ended August 4, 2013 include the results of operations of CyOptics commencing from June 28, 2013, the date of closing of the acquisition.
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
See Note 3 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, accounting for business combinations, valuation of long-lived assets, intangible assets and goodwill, inventory valuation and warranty reserves, accounting for income taxes, retirement and post-retirement benefit plan assumptions, share-based compensation, and employee bonus programs.
Accounting for business combinations. We apply the provisions of Accounting Standards Codification 805, Business Combinations, in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our unaudited Condensed Consolidated Statements of Operations.
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to: future expected cash flows from product sales, customer contracts and acquired technologies, expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
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
There have been no significant changes in our critical accounting policies during the three fiscal quarters ended August 4, 2013 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report on Form 10-K other than those noted above.

Results from Operations
Fiscal Quarter and Three Fiscal Quarters Ended August 4, 2013 Compared to Fiscal Quarter and Three Fiscal Quarters Ended July 29, 2012
The following tables set forth our results of operations for the fiscal quarter and three fiscal quarters ended August 4, 2013 and July 29, 2012.

	Fiscal Quarter Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$644	$606	100%	100%
Cost of products sold:
Cost of products sold	325	297	51	49
Amortization of intangible assets	14	14	2	2
Restructuring charges	1	—	—	—
Total cost of products sold	340	311	53	51
Gross margin	304	295	47	49
Research and development	101	89	15	15
Selling, general and administrative	57	49	9	8
Amortization of intangible assets	6	6	1	1
Restructuring charges	—	2	—	—
Total operating expenses	164	146	25	24
Income from operations	140	149	22	25
Interest expense	(1)	—	—	—
Other income, net	5	1	—	—
Income before income taxes	144	150	22	25
Provision for income taxes	2	5	—	1
Net income	$142	$145	22%	24%

	Three Fiscal Quarters Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$1,782	$1,746	100%	100%
Cost of products sold:
Cost of products sold	887	860	50	49
Amortization of intangible assets	42	42	2	3
Restructuring charges	1	1	—	—
Total cost of products sold	930	903	52	52
Gross margin	852	843	48	48
Research and development	289	255	16	15
Selling, general and administrative	162	150	9	8
Amortization of intangible assets	17	16	1	1
Restructuring charges	2	4	—	—
Total operating expenses	470	425	26	24
Income from operations	382	418	22	24
Interest expense	(2)	(1)	—	—
Other income, net	8	3	—	—
Income before income taxes	388	420	22	24
Provision for income taxes	8	16	—	1
Net income	$380	$404	22%	23%

     Net revenue. Net revenue was $644 million for the fiscal quarter ended August 4, 2013, compared to $606 million for the fiscal quarter ended July 29, 2012, an increase of $38 million. Net revenue was $1,782 million for the three fiscal quarters ended August 4, 2013, compared to $1,746 million for the three fiscal quarters ended July 29, 2012, an increase of $36 million. The three fiscal quarters ended August 4, 2013 consisted of 40 weeks compared to 39 weeks in the three fiscal quarters ended July 29, 2012. The increase in net revenue for the fiscal quarter ended August 4, 2013 compared to the fiscal quarter ended July 29, 2012 was primarily due to strength in our wireless communications target market and in the wired infrastructure target market, due to revenue contribution from the CyOptics acquisition, partially offset by the transition from developing, manufacturing and selling our legacy consumer and computing peripherals products to licensing intellectual property relevant to these products in our industrial & other target market.
Our three target markets are wireless communications, wired infrastructure and industrial & other. The percentage of total net revenue generated by sales in each of our target markets varies from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality. The first fiscal quarter has historically been our lowest revenue and cash generating quarter due, in part, to holiday shut downs at many original equipment manufacturer, or OEM, customers and distributors, and the first half of the fiscal year has tended to generate lower revenue than the second half. However, in recent periods typical seasonality and industry cyclicality have been increasingly overshadowed by other factors such as wider macroeconomic effects, the timing of significant product transitions and launches by large OEMs, particularly in the wireless communications target market, and new product launches by our competitors. During the three fiscal quarters ended August 4, 2013, strength in the smartphone market in the first half of the year and strong sales to our two largest smartphone OEMs, as well as 4G/long term evolution, or LTE, product launches by other OEMs in our wireless target market contributed to the revenue increase from this market. However, this increase was offset by a significant decrease in net revenue from our industrial & other target market, as a result of our transition from developing, manufacturing and selling consumer and computing peripherals products to licensing intellectual property relevant to these products.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During the fiscal quarter and three fiscal quarters ended August 4, 2013, direct sales to Foxconn Technology Group companies, or Foxconn, accounted for 16% and 17% of our net revenue, respectively.
Our top 10 direct customers for the fiscal quarter and three fiscal quarters ended August 4, 2013, which included three distributors, collectively accounted for 63% and 64% of our net revenue, respectively. We believe our aggregate sales to Apple Inc. and Cisco Systems, Inc., when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, each accounted for more than 10% of our net revenues, for the fiscal quarter and three fiscal quarters ended August 4, 2013.
Net revenue by target market data is derived from our understanding of our end customers’ primary markets. As discussed previously, our legacy consumer and computing peripherals target market will no longer be presented separately and has been included in our industrial & other target market. Net revenue by target market was as follows:

	Fiscal Quarter Ended			Three Fiscal Quarters Ended
% of net revenue	August 4, 2013	July 29, 2012	Change	August 4, 2013	July 29, 2012	Change
Wireless communications	45%	40%	5%	49%	43%	6%
Wired infrastructure	31	29	2	28	29	(1)
Industrial & other	24	31	(7)	23	28	(5)
Total net revenue	100%	100%		100%	100%

	Fiscal Quarter Ended			Three Fiscal Quarters Ended
Net revenue (in millions)	August 4, 2013	July 29, 2012	Change	August 4, 2013	July 29, 2012	Change
Wireless communications	$288	$241	$47	$875	$750	$125
Wired infrastructure	202	173	29	498	503	(5)
Industrial & other	154	192	(38)	409	493	(84)
Total net revenue	$644	$606	$38	$1,782	$1,746	$36
Net revenue from our wireless communications target market increased by $47 million, or 20%, and $125 million, or 17%, respectively, in the third fiscal quarter and first three fiscal quarters of fiscal year 2013, compared with the corresponding prior year periods, due to strength in mobile smartphone sales. Unit sales of smartphones containing our products, as well as the amount of our product content in those phones is a key driver of our revenue from this target market. New product ramps at major smartphone OEMs and 4G/LTE launches at other OEMs, as well as improvements in our content in those phones, also drove revenue growth during the first three quarters of fiscal year 2013. We experienced higher demand for our power amplifiers and our film bulk acoustic resonator, or FBAR duplexers in the three fiscal quarters ended August 4, 2013. However, the smartphone market softened during the third quarter of fiscal year 2013.
Net revenue from our wired infrastructure target market increased by $29 million, or 17%, in the third fiscal quarter of 2013 compared to the third fiscal quarter of 2012. Net revenue from this target market decreased $5 million, or 1%, in the first three fiscal quarters of fiscal year 2013, compared with the corresponding prior year period. The increase for the third quarter of fiscal 2013 compared to 2012 was due to $21 million of revenue from our CyOptics acquisition and improvement in datacenter demand. The decrease for the first three fiscal quarters of 2013 compared to 2012 was primarily due to weak carrier routing spending and product transitions at a major OEM customer partially offset by revenue from our CyOptics acquisition and improvement in datacenter demand in the third fiscal quarter ended August 4, 2013.
Net revenue from our industrial & other target market decreased by $38 million, or 20%, and $84 million, or 17%, respectively, in the third fiscal quarter and first three fiscal quarters of fiscal year 2013, respectively, compared with the corresponding prior year periods. The decrease in net revenue for the third fiscal quarter and first three fiscal quarters ended August 4, 2013, as compared with the third fiscal quarter and first three fiscal quarters of fiscal year 2012, was due primarily to our transition from developing, manufacturing and selling our consumer and computing peripherals products to licensing intellectual property relevant to these products. This decrease was partially offset by improved demand from our industrial distributors and OEMs, notably in transportation and power generation, in the first three quarters of fiscal year 2013.
From time to time, our key customers, particularly in our wireless target market, place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the launches of, and seasonal variations in sales of, consumer products such as mobile handsets, as well as changes in the overall economic environment.
Gross margin. Gross margin was $304 million for the fiscal quarter ended August 4, 2013 compared to $295 million for the fiscal quarter ended July 29, 2012, an increase of $9 million. As a percentage of net revenue, gross margin decreased slightly to 47% for the fiscal quarter ended August 4, 2013 compared to 49% for fiscal quarter ended July 29, 2012, due primarily to the effects of the CyOptics acquisition. Gross margin was $852 million for the three fiscal quarters ended August 4, 2013 compared to $843 million for the three fiscal quarters ended July 29, 2012. As a percentage of net revenue, gross margin remained flat at 48% for the three fiscal quarters ended August 4, 2013 compared to the three fiscal quarters ended July 29, 2012.
Research and development. Research and development expense was $101 million for the fiscal quarter ended August 4, 2013, compared to $89 million for the fiscal quarter ended July 29, 2012, an increase of $12 million or 13%. The overall dollar increase in research and development expense was attributable to a $4 million increase in salaries and employee benefits expense due to annual merit-based salary increases and additional headcount due to the CyOptics acquisition, a $2 million increase in share-based compensation expense attributable to annual focal employee equity awards at higher grant-date fair values, a $2 million increase in research and development project expenses, including consumables and external services, a $3 million increase in accrued incentive compensation expense, and a $1 million increase in computer software and support expense.
Research and development expense was $289 million for the three fiscal quarters ended August 4, 2013, compared to $255 million for the three fiscal quarters ended July 29, 2012, an increase of $34 million or 13%. As a percentage of net revenue, research and development expenses increased to 16% for the three fiscal quarters ended August 4, 2013, compared to 15% for the three fiscal quarters ended July 29, 2012. The majority of this increase resulted from investments in our wired infrastructure and wireless communications solutions. Part of the increase was attributable to a $7 million increase in research and development project consumables and external services. The increase in research and development expense was also attributable to a $11 million increase in salaries and employee benefits expense due to annual merit-based salary increases and additional headcount due to the CyOptics acquisition, a $7 million increase in share-based compensation expense attributable to annual focal employee equity awards at higher grant-date fair values, a $5 million increase in accrued incentive compensation expense and a $2 million increase in computer software and support expense compared to the three fiscal quarters ended July 29, 2012. These increases were partially offset by a $2 million increase in accrued reimbursements pursuant to research and development grants.
Selling, general and administrative. Selling, general and administrative expense was $57 million for the fiscal quarter ended August 4, 2013, compared to $49 million for the fiscal quarter ended July 29, 2012, an increase of $8 million or 16%. Changes in components of selling, general and administrative expense for the fiscal quarter ended August 4, 2013 consisted of a $2 million increase in salaries and employee benefits expense, a $1 million increase in share-based compensation attributable to annual focal employee equity awards at higher grant-date fair values, a $2 million increase in legal expenses related to offensive litigation matters and the CyOptics acquisition, an aggregate $1 million increase in transaction and property taxes, partially offset by a $1 million decrease in media, marketing and commissions expenses. The remaining increase in selling, general and administrative expense for the fiscal quarter ended August 4, 2013 compared to the fiscal quarter ended July 29, 2012 was largely attributable to transaction and general operating costs related to the CyOptics acquisition. However, as a percentage of net revenue, selling, general and administrative expense remained flat at 9% for the fiscal quarter ended August 4, 2013, compared to the fiscal quarter ended July 29, 2012.
Selling, general and administrative expense was $162 million for the three fiscal quarters ended August 4, 2013, compared to $150 million for the three fiscal quarters ended July 29, 2012, an increase of $12 million or 8%. Changes in components of selling, general and administrative expense for the three fiscal quarters ended August 4, 2013 consisted of a $6 million increase in share-based compensation attributable to annual focal employee equity awards at higher grant-date fair values, a $3 million increase in salaries and employee benefits expense, a $1 million increase in legal expenses related to offensive litigation matters and the CyOptics acquisition, a $1 million increase in accrued incentive compensation expense, partially offset by a $2 million decrease in media, marketing and commissions expenses, compared to the three fiscal quarters ended July 29, 2012. The remaining increase in selling, general and administrative expense for the three fiscal quarters ended August 4, 2013 compared to the three fiscal quarters ended July 29, 2012 was largely attributable to transaction and general operating costs related to the CyOptics acquisition.
Amortization of intangible assets. Total amortization of intangible assets incurred were $20 million and $20 million for the fiscal quarters ended August 4, 2013 and July 29, 2012, respectively. Total amortization of intangible assets incurred were $59 million and $58 million for the three fiscal quarters ended August 4, 2013 and July 29, 2012, respectively. We anticipate our amortization expense will be higher in future periods primarily as a result of increases in amortizable intangible assets from the CyOptics and Javelin acquisitions.
Restructuring charges. We incurred $1 million and $3 million in restructuring charges for the fiscal quarter and three fiscal quarters ended August 4, 2013, respectively, compared to restructuring charges of $2 million and $5 million for the fiscal quarter and three fiscal quarters ended July 29, 2012, respectively. We may incur additional restructuring charges in future periods as a result of our acquisition activities.
Interest expense. Interest expense was $1 million and $2 million for the fiscal quarter and three fiscal quarters ended August 4, 2013, respectively, compared to $0 million and $1 million for the fiscal quarter and three fiscal quarters ended July 29, 2012, respectively, representing ongoing commitment fees related to our revolving credit facility.
Other income, net. Other income, net includes unrealized gains or losses on marketable securities, interest income, foreign currency gains (losses) on balance sheet remeasurement and other miscellaneous items. Other income, net was $5 million and $8 million for the fiscal quarter and three fiscal quarters ended August 4, 2013, respectively, compared to other income, net of $1 million and $3 million for the fiscal quarter and three fiscal quarters ended July 29, 2012, respectively. The increase for both the quarter and three quarters ended August 4, 2013 is primarily attributable to an increase in unrealized gains on marketable securities, representing minority equity investments. Other income, net in the three fiscal quarters ended July 29, 2012 included a $1 million impairment of a cost method investment and a $1 million impairment of a loan to the same cost method investee.
Provision for income taxes. We recorded an income tax provision of $2 million and $8 million for the fiscal quarter and three fiscal quarters ended August 4, 2013, respectively, compared to $5 million and $16 million for the fiscal quarter and three fiscal quarters ended July 29, 2012, respectively. The tax expense for the three fiscal quarters ended August 4, 2013 included a benefit of $2 million from the recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods, and $3 million from the enactment of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, retroactively extending the U.S. Federal Research and Development tax credit from January 1, 2012 to December 31, 2013. The remaining $3 million decrease in tax provision is primarily due to a change in the jurisdictional mix of income and expense.
Backlog
Our sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, cancelled or modified on relatively short notice, and in most cases without substantial penalty. Therefore, we believe that purchase orders or backlog are not a reliable indicator of future sales.
Seasonality
We have historically been affected by seasonal trends in the semiconductor and related industries. Our net revenue in the second half of the fiscal year has typically been higher than our net revenue in the first half of the fiscal year due to seasonality in our wireless communications target market. This target market historically tended to experience seasonality due to the calendar year-end holiday selling seasons. From time to time, our key customers, particularly in our wireless communications target market, place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the launches of, and seasonal variations in sales of, consumer products such as mobile handsets, as well as changes in the overall economic environment. These fluctuations combined with other factors have increasingly overshadowed these seasonal effects in recent periods.
Liquidity and Capital Resources
Our primary sources of liquidity as at August 4, 2013 consist of: (1) approximately $863 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our $300 million revolving credit facility, which is committed until March 31, 2015, all of which is available to be drawn.
Our short-term and long-term liquidity requirements primarily arise from: (i) working capital requirements, (ii) research and development and capital expenditure needs, including acquisitions and investments we may make from time to time and (iii) quarterly dividend payments (if and when declared by our board of directors, or the Board) and any share repurchases we may choose to make under our share repurchase programs. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
Under our 2012 share repurchase program, which expired on April 9, 2013, during the two fiscal quarters ended May 5, 2013, the Company repurchased 0.7 million shares for an aggregate of purchase price of $24 million in cash.
On April 10, 2013, our Board authorized the Company to repurchase up to 20 million of its ordinary shares in open market transactions, referred to as the 2013 share repurchase program. This replaced the 2012 share repurchase program. The 2013 share repurchase program will expire the day prior to the Company's 2014 AGM, unless earlier terminated. Under the 2013 share repurchase program, the Company repurchased and retired 1.0 million shares for an aggregate purchase price of $38 million in cash during the fiscal quarter ended August 4, 2013.
The Company repurchased and retired an aggregate of 1.0 million and 1.7 million shares, for an aggregate purchase price of $38 million and $62 million in cash, during the fiscal quarter and three fiscal quarters ended August 4, 2013, respectively under its 2012 and 2013 share repurchase programs.
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
On September 4, 2013, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.23 per share, payable on September 30, 2013 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on September 19, 2013.
Our cash and cash equivalents decreased by $221 million to $863 million at August 4, 2013 from $1,084 million at October 28, 2012. The decrease was largely due to the $372 million and $37 million in cash paid for the CyOptics and Javelin acquisitions, respectively, $179 million in cash paid for capital expenditures, $141 million in dividends paid to our shareholders, and $62 million of cash paid to repurchase 1.7 million of our ordinary shares. The decrease was offset by $513 million cash provided by operating activities and $60 million in cash received from the issuance of ordinary shares upon exercises of options and ESPP purchases under our employee equity incentive plans.
We believe that our cash and cash equivalents on hand, and cash flows from operations, combined with current availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending, quarterly cash dividends (if and when declared by our Board) and any share repurchases we may choose to make under our 2013 share repurchase program for at least the next 12 months.
We anticipate that our capital expenditures for fiscal year 2013 may be incrementally higher than for fiscal year 2012, due primarily to spending on capacity expansion in our Fort Collins internal fabrication facility.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines, such as our recent acquisitions of CyOptics and Javelin. Any such transaction could require significant use of our cash and cash equivalents, or require us to issue debt or equity securities, or borrow under our revolving credit facility to fund the transaction. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. We could also reduce certain expenditures such as repurchases of our ordinary shares and payment of our quarterly cash dividend. In such circumstances we may also seek to obtain debt or equity financing in the future. However, we cannot assure that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including under our revolving credit facility, will depend on our ability to generate cash in the future. In addition, even though we may not need additional funds, we may still elect to sell additional debt or equity securities or increase our current credit facility for other reasons.
In summary, our cash flows were as follows (in millions):

	Three Fiscal Quarters Ended
	August 4, 2013	July 29, 2012
Net cash provided by operating activities	$513	$478
Net cash used in investing activities	(598)	(170)
Net cash used in financing activities	(136)	(164)
Net (decrease) increase in cash and cash equivalents	$(221)	$144
Cash Flows for the Three Fiscal Quarters Ended August 4, 2013 and July 29, 2012
  Operating Activities
Net cash provided by operating activities during the three fiscal quarters ended August 4, 2013 was $513 million. The net cash provided by operating activities was principally due to net income of $380 million, which includes non-cash charges of $186 million that were partially offset by changes in operating assets and liabilities of $53 million. The non-cash charges of $186 million included $129 million for depreciation and amortization and $55 million of non-cash, share-based compensation.
Accounts receivable increased to $365 million at August 4, 2013 from $341 million at the end of fiscal year 2012. The number of days sales outstanding increased to 52 days at August 4, 2013 from 51 days at October 28, 2012 due to the 5-day unfavorable impact of the inclusion of CyOptics accounts receivable, partially offset by timing of collections. We use the current fiscal quarter revenue and accounts receivable at fiscal quarter end in our calculation of number of days sales outstanding.
Inventory increased to $284 million at August 4, 2013 from $194 million at the end of fiscal year 2012. The number of days of inventory on hand increased to 80 days at August 4, 2013 compared to 58 days at October 28, 2012, due primarily to an increase in inventory to prepare for an anticipated increase in demand from our wireless communications target market, inventory acquired from CyOptics, as well as significant lifetime purchases of certain wafers and other materials in the three fiscal quarters ended August 4, 2013. Of the 80 days and 58 days of inventory on hand as at August 4, 2013 and October 28, 2012, 9 days and 8 days were attributable to these lifetime purchases, respectively. Inventory on hand as at August 4, 2013 was also adversely impacted by 5 days due to inventory acquired from CyOptics. We use the current quarter cost of products sold and inventory at fiscal quarter end in our calculation of days on hand of inventory.
Other current assets increased to $129 million at August 4, 2013 from $72 million at the end of fiscal year 2012, primarily due to a $2 million increase in prepaid expenses, a $3 million increase in receivables from our contract manufacturers for materials purchased by us on their behalf to secure pricing, an $8 million increase in advances made to certain of our existing distributors for anticipated distributor price adjustments, an $8 million net increase in current deferred tax assets attributable to the CyOptics and Javelin acquisitions, a $10 million increase due to the CyOptics employee retention plan, a $27 million increase due to the change in the fair market value and classification as short-term marketable securities investments to other current assets from long-term assets and an increase in the fair market value of deferred compensation plan assets during the fiscal quarter ended August 4, 2013. These increases were partially offset by a $1 million decrease in receivables from intellectual property-related revenue and a $1 million decrease in deposits paid for fixed assets.
Current liabilities increased to $380 million at August 4, 2013 from $346 million at the end of fiscal year 2012, primarily due to increases in employee compensation and benefits and accounts payable, partially offset by decreases in other current liabilities. Employee compensation and benefits increased to $80 million at August 4, 2013 compared to $61 million at the end of fiscal year 2012 primarily due to an $11 million increase in accruals under our employee bonus program related to our overall profitability, a $5 million increase in salary payable, other commissions and employee benefits, and a $3 million increase due to employee contributions to the ESPP, 401k and flexible spending plans. Accounts payable increased to $266 million at August 4, 2013 from $248 million at the end of fiscal year 2012 mainly due to timing of disbursements. Other current liabilities decreased to $32 million at August 4, 2013 from $36 million at the end of fiscal year 2012 due to a $12 million decrease in income, sales and use tax payables and a $1 million decrease in supplier liabilities, and a $1 million decrease in accrued sales commissions, partially offset by a $2 million increase in deferred sales and support income.
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
Current liabilities decreased to $342 million at July 29, 2012 from $350 million at the end of fiscal year 2011 primarily due to a decrease in employee compensation and benefits accruals and other current liabilities, partially offset by an increase in accounts payable. Employee compensation and benefits accruals decreased to $69 million at July 29, 2012 from $89 million at fiscal year 2011 mainly due to payments made under our employee bonus plan in respect of fiscal year 2011 performance. Other current liabilities decreased due to a $3 million release of warranty accruals and $3 million recognition of previously deferred revenue. Accounts payable increased to $239 million from $221 million at the end of fiscal year 2011 mainly due to timing of disbursement.
  Investing Activities
Net cash used in investing activities for the three fiscal quarters ended August 4, 2013 was $598 million, primarily due to the $372 million and $37 million in cash paid in connection with the acquisitions of CyOptics and Javelin, respectively, $179 million in purchases of property, plant and equipment in connection with the continued expansion of our manufacturing facility in Fort Collins, Colorado, and $10 million in purchases of short-term marketable equity securities.
Net cash used in investing activities for the three fiscal quarters ended July 29, 2012 was $170 million, primarily due to purchases of property, plant and equipment in connection with the continued expansion of our manufacturing facility in Fort Collins, Colorado.
  Financing Activities

Net cash used in financing activities for the three fiscal quarters ended August 4, 2013 was $136 million. The net cash used in financing activities was principally due to an aggregate of $141 million in payments of cash dividends to shareholders, the payment of an aggregate of $62 million to repurchase and cancel 1.7 million of our ordinary shares under our share repurchase programs. This was offset by $60 million in net proceeds provided by the exercise of options and purchases under our ESPP, proceeds from research and development grants of $5 million and an excess tax benefit of $3 million.
Net cash used in financing activities for the three fiscal quarters ended July 29, 2012 was $164 million. The net cash used in financing activities was principally due to an aggregate of $98 million in payments of cash dividends to shareholders and the payment of an aggregate of $100 million to repurchase and cancel 3.2 million of our ordinary shares under our 2011 and 2012 share repurchase programs. This was partially offset by $28 million in net proceeds provided by the exercise of options and purchases under our ESPP.
Indebtedness
As of August 4, 2013, we had $3 million of capital lease obligations. At such date, we also had $300 million of borrowing capacity available under our revolving credit facility. We had no borrowings outstanding, and were in compliance with our covenants, under our revolving credit facility as of August 4, 2013.
Contractual Commitments
See Note 11 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
There were no other substantial changes to our contractual commitments during the first three quarters of fiscal year 2013 from those disclosed in our 2012 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at August 4, 2013 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
 Foreign Currency Derivative Instruments
We enter into foreign exchange forward contracts to hedge a portion of our exposures to changes in currency exchange rates as a result of our global operating and financing activities. Gains and losses from foreign currency transactions, as well as derivative instruments, were included in our unaudited condensed consolidated statements of operations in the amounts of a $0 million loss and a $1 million loss for the fiscal quarter and three fiscal quarters ended August 4, 2013, respectively. The amounts were not material for the fiscal quarter and three fiscal quarters ended July 29, 2012.
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial conditions and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of August 4, 2013, we do not believe that we have any material direct or indirect exposure to the European financial markets.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of August 4, 2013. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of August 4, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, please refer to Part I, Item 1. Financial Statements—Note 11, Commitments and Contingencies of this Quarterly Report on Form 10-Q. For an additional discussion of certain risks associated with legal proceedings, please see Item 1A. Risk Factors immediately below
Item 1A. Risk Factors
A description of some of the primary risk factors associated with our business is set forth below. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2013. These risk factors, which could materially affect our business, financial conditions or results of operations, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently do not deem to be material may also adversely affect our business, financial condition or results of operations.
Risks Related to Our Business
Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.
Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the semiconductor industry generally, as well as in our target markets, which adversely affected our business and results of operations. In recent periods, market and business conditions in general have been adversely affected by investor and customer concerns about the global economic outlook, including concerns about economic recovery in the United States and the level of growth in China. In addition, U.S. and global economic conditions could be exacerbated by the negative effects on economic growth resulting from the concerns about, and the effects of, the U.S. fiscal and monetary policies, any related spending cuts and tax increases and the possibility of further downgrades to the U.S. government's credit rating. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. Sustained uncertainty about, or worsening of, current global economic conditions will likely cause our customers and consumers to reduce or delay spending, leading to reduced demand for our products, could lead to the insolvency of key suppliers (resulting in product delays) and customers and intensify pricing pressures. Any or all of these factors could negatively affect our business, financial condition and result of operations.
We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, frequent new product introductions, short product life cycles (for semiconductors and for the end products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. Periods of industry downturns have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, resulting in an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. To the extent we cannot offset recessionary periods or periods of reduced growth that may occur in the industry, or in our target markets in particular, through increased market share or otherwise, our business could be adversely affected, net revenues may decline and financial condition and results of operations may suffer. In addition, in any future economic downturn we may be unable to reduce our costs quickly enough to maintain our operating profitability.
Our operating results are subject to substantial quarterly and annual fluctuations.
Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	the timing of launches by our customers of new products, such as cell phones, in which our products are included and changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	customer concentration and the gain or loss of significant customers;

•	market acceptance of our products and our customers' products;

•	changes in our product mix or customer mix and their effect on our gross margin;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenues and royalty and other payments from intellectual property sales and licensing arrangements;

•	our ability to successfully and timely integrate, and realize the benefits of, our acquisition of CyOptics and any other significant acquisitions we may make;

•	new product announcements and introductions by us or our competitors;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	seasonality or cyclical fluctuations in our markets;

•	currency fluctuations;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	intellectual property disputes and associated litigation expenses;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	the timing of acquisitions of, or making and exiting investments in, other entities, businesses or technologies; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.
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
The majority of our sales come from a small number of customers and the demands or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a reasonably small number of direct customers, OEMs and distributors for a majority of our business, revenue and results of operations. During the fiscal quarter ended August 4, 2013, direct sales to Foxconn accounted for 16% of our net revenue. During the three fiscal quarters ended August 4, 2013, direct sales to Foxconn accounted for 17% of our net revenue. Our top 10 direct customers for the fiscal quarter and three fiscal quarters ended August 4, 2013, which included three distributors, collectively accounted for 63% and 64% of our net revenue, respectively. However, we also believe our aggregate sales to Apple Inc. and Cisco Systems, Inc. when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, each accounted for more than 10% of our net revenues for the fiscal quarter and three fiscal quarters ended August 4, 2013. We expect to continue to experience significant customer concentration in future periods.
This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. In addition, our top customers' purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margins on certain products. In addition, we expect this will result in our results of operations becoming increasingly sensitive to deterioration in the financial condition of, or other adverse developments related to, one or more of our significant customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. Although our customers provide indications of their product needs and purchases on an annual basis, they generally purchase our products on a weekly or daily basis and the relationship, as well as particular orders, can be terminated at any time. In order to ensure availability of our products for some of our largest customers, we start the manufacturing of our products in advance of receiving purchase orders, based on forecasts provided by these customers. These forecasts are not binding purchase commitments and, as a result, we incur inventory and manufacturing costs in advance of anticipated sales. Since actual demand for our products may not match these forecasts, manufacturing on this basis subjects us to increased risks of high inventory carrying costs, product obsolescence and increased operating costs. In addition, the loss of any of our major direct or indirect customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.
We are increasingly dependent on the mobile handset market, which is volatile and is characterized by short product life cycles, fluctuations in demand, seasonality and increasingly high customer concentration any of which could negatively impact our business or results of operations.
A substantial and increasing portion of our revenue is generated from sales of products for use in mobile handsets. During the fiscal quarter and three fiscal quarters ended August 4, 2013, revenue from our wireless communications target market accounted for 45% and 49% of our net revenue, respectively. The mobile handset market is characterized by intense competition among an increasingly concentrated group of OEMs, rapidly evolving technology, and changing consumer preferences. These factors result in the frequent introduction of new products, aggressive price competition, short product life cycles, and continually evolving mobile handset specifications. If we, our customers or mobile handset OEMs are unable to manage product transitions, our business and results of operations could be negatively affected. Our success in this market is also dependent on the broad commercial acceptance of the mobile handsets into which our products are incorporated, as well as increasing the amount of our products in successive generations of those handsets. If the mobile handsets into which our products are designed do not achieve significant customer acceptance, our revenue will be adversely affected. Similarly, even though we may achieve design wins for a particular handset, we may not be designed into the next generation of a particular handset or new model of handset, which could result in a sharp decrease in our revenues.
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
Finally, the timing of design wins is unpredictable and implementing production for a major design win, or multiple design wins occurring at or around the same time, may strain our resources and those of our contract manufacturers. In such event we may be forced to dedicate significant additional resources and incur additional, unanticipated costs and expenses, which may have a material adverse effect on our results of operations.

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
Our ability to integrate significant acquisitions is unproven, and any failure to successfully integrate the business, operations and employees of CyOptics, which we acquired on June 28, 2013, or to otherwise realize the anticipated benefits of the acquisition, could harm our result of operations. Our ability to realize these benefits will depend, in part, on the timely integration and consolidation of organizations, operations, facilities, procedures, policies and technologies, and the harmonization of differences in the business cultures between the two companies and their personnel. Even with proper planning and implementation, integration of the CyOptics business will be complex and time-consuming, will involve additional expense and could disrupt our business and divert management's attention from ongoing business concerns. The challenges involved in integrating CyOptics include:

•	combining and rationalizing our respective product offerings;

•	preserving customer, supplier and other important relationships of both CyOptics and Avago;

•	improving gross margin (including by improving fabrication facility, or fab, utilization rates) and maintaining or improving average selling prices of CyOptics products;

•	coordinating and integrating operations in Mexico, a country in which Avago has not previously operated;

•	integrating financial forecasting and controls, procedures and reporting cycles;

•	combining and integrating IT systems; and

•	integrating employees and related HR systems and benefits, maintaining employee morale and retaining key employees.
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
In addition, our future effective tax rate is likely to increase as a result of the acquisition of CyOptics, because the majority of CyOptics revenue is generated in the United States, which has a higher statutory tax rate than many other jurisdictions in which we operate and such revenues will not receive the benefits of the tax incentive arrangements we have negotiated in

Singapore and Malaysia. Similarly, the acquisition will significantly increase the amount of our goodwill and other intangible assets, which could adversely affect our future results of operations. The acquisition of CyOptics may also have an adverse effect on our gross margins, as CyOptics products typically carry a lower average gross margin, as a percentage of revenue, than Avago products.
We may pursue acquisitions, dispositions, investments and joint ventures, which could affect our results of operations.
We may make acquisitions of, and investments in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful. From time to time, we may divest portions of our business that are no longer strategically important or exit minority investments, which could materially affect our cash flows and results of operations for the period in which such events occur.
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
Dependence on contract manufacturing and outsourcing other portions of our supply chain may adversely affect our ability to bring products to market, damage our reputation and adversely affect our results of operations.
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
The ability and willingness of our contract manufacturers to perform is largely outside of our control. If one or more of our contract manufacturers or other outsourced providers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and to timely deliver products to our customers, and our reputation could suffer. Suppliers may extend lead times, limit supplies, increase prices or discontinue parts due to capacity constraints, changes to manufacturing processes or other factors. In addition, some parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. If one of our suppliers, particularly a single-source supplier, ceases to, or is unable to, manufacture such a component, or changes its manufacturing process, or if supply is otherwise constrained, we may need to transition the manufacture of that product to another foundry or contract manufacturer or source alternative parts, which may be difficult, expensive and take an extended period of time. We may also be forced to make a significant "lifetime" purchase of the affected product, in order to enable us to meet our customer demand, or to re-engineer a product. Significant lifetime purchases of such discontinued components could significantly increase our inventory and other expenses, such as insurance costs, and expose us to additional risks, such as the loss of, or damage to, products which may not subsequently be available to us from an alternative source. Such supply issues may also cause us to fail to timely meet customer demand. This could result in the payment of significant damages by us to our customers, and our net revenue could decline. In such events, our business, financial condition and results of operations would be adversely affected.
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

•	inaccuracies in the forecasts of our product needs from our manufacturers;

•	product and manufacturing costs that are higher than anticipated;

•	reduced control over product reliability and delivery schedules;

•	more complicated supply chains; and

•	time, expense and uncertainty in identifying and qualifying additional or replacement manufacturers.
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
Although we operate using a primarily outsourced manufacturing business model, we also rely on the manufacturing facilities we own, in particular our gallium arsenide, or GaAS, fabs in Fort Collins, Colorado and Singapore, and our InP fab in Breinigsville, Pennsylvania and InP back-end assembly facility in Matamoros, Mexico acquired as part of the CyOptics transaction. We maintain our internal fabrication facilities for products utilizing our innovative materials and processes, to protect our intellectual property, to develop the technology for manufacturing and to ensure supply of certain components. We are currently expanding our Fort Collins facility to support anticipated growth in sales of our proprietary products, particularly for our wireless target market, and to leverage our fixed costs. Unanticipated delays in the construction of this expansion, or the failure of suppliers to timely deliver tools and other equipment needed to commence manufacturing in the expanded facility, could result in significant additional costs, and could result in us being unable to timely satisfy customer demand for the products we plan to manufacture at the expanded facility, all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, a prolonged disruption or material malfunction of, interruption in, or the loss of operations at, one or more of our production facilities, especially our Fort Collins, Singapore, Breinigsville and Matamoros facilities, or the failure to maintain our labor force at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. The replacement of any of our manufacturing facilities could take an extended amount of time and significant expenditures on our part before manufacturing operations could restart. The potential delays and significant costs resulting from such steps could have a material adverse effect on our business, financial condition and results of operations.
If we or our contract manufacturers suffer loss or significant damage to our factories, facilities or distribution system due to catastrophe, our operations could be seriously harmed.
Our factories, facilities and distribution system, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood, earthquake or other natural or man-made disasters. The majority of our facilities and those of our contract manufacturers are located in the Pacific Rim region, a region with above average seismic and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, primarily Malaysia, Singapore, South Korea, Fort Collins, Colorado, San Jose, California, and Breinigsville, Pennsylvania, with the expertise of the personnel at each such location tending to be focused on one or two specific areas. Any catastrophic natural disaster in those regions or catastrophic loss or significant damage to any of our facilities or those of our contract manufacturers in those regions would likely disrupt our operations, delay production, shipments and revenue and could materially and adversely affect our business. Such events could also result in significant expenses to repair or replace our affected facilities, and in some instances could significantly curtail our research and development efforts in a particular product area or target market.
We generally do not have any long-term supply contracts with our contract manufacturers or materials suppliers and may not be able to obtain the products or raw materials required for our business, which could have a material adverse affect on our business.
We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers, some of which are our single source suppliers for these materials. We purchase a significant portion of our semiconductor materials and finished goods from a few suppliers and contract manufacturers. For the first three quarters of fiscal year 2013, we purchased 52% of the materials for our manufacturing processes from five suppliers. For fiscal year 2012, we purchased 54% of the materials for our manufacturing processes from six suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers' requirements or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
Our manufacturing processes rely on many materials, including silicon and GaAs and InP wafers, copper lead frames, precious metals, mold compound, ceramic packages and various chemicals and gases. From time to time, suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors. Although we believe that our current supplies of materials are adequate, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.
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
From time to time, customers may require rapid increases in production, for example when they are ramping up for a new product launch, such as a new generation cell phone, which can challenge our resources and reduce margins. We may not be able to purchase sufficient supplies or components or secure sufficient contract manufacturing capacity, to meet such increases in product demand. This could harm our reputation, prevent us from taking advantage of opportunities, reduce revenue growth and subject us to additional liabilities if we are not able to timely satisfy customer orders.
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
In addition, semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. Although we outsource a significant portion of our manufacturing activities, we do retain some semiconductor fabrication facilities. We are making substantial capital investments in our Fort Collins, Colorado manufacturing facility and we may not realize the benefit we anticipate from these investments. If we are unable to utilize our owned fabrication facilities at a high level, the fixed costs associated with these facilities, such as depreciation expense, will not be fully absorbed, resulting in higher average unit costs and lower gross margins. In the past, we have experienced periods where our gross margins declined due to, among other things, reduced factory utilization resulting from reduced customer demand, reduced selling prices and a change in product mix towards lower margin devices. Increased competition and the existence of product alternatives, more complex engineering requirements, lower demand, reductions in our technological lead, compared to our competitors, and other factors may lead to further price erosion, lower revenues and lower margins for us in the future.
If the tax incentive or tax holiday arrangements we have negotiated in Singapore and other jurisdictions change or cease to be in effect or applicable, in part or in whole, for any reason, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income taxes we have to pay could significantly increase.
We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2014 and 2025. Renewals and extensions of such tax incentives are in the discretion of the Singapore government, and we may not be able to extend these tax incentive arrangements after their expiration on similar terms or at all. We may elect not to seek to renew or extend certain tax incentive arrangements. Absent these tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. For the fiscal years ended October 28, 2012, October 30, 2011, and October 31, 2010, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes from what it otherwise would have been in such year by approximately $81 million, $82 million, and $63 million, respectively, and increase diluted net income per share by $0.33, $0.32, and $0.26, respectively. The tax incentives that we have negotiated in Malaysia are also subject to our compliance with various operating and other conditions. If we cannot or elect not to comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits. In such event, we could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements.
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
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor either in arrears or in advance based on estimates. We record reserves for distributor rights related to these limited stock returns and price adjustments. We recognize revenues for sales to distributors upon delivery to the distributors, net of estimated provisions for these stock return and price adjustment programs. We have extended these programs to certain distributors in the United States, Asia and Europe and may extend them on a selective basis to some of our other distributors in these geographies. The reserves recorded for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates. These programs may require us to deploy a substantial amount of cash to fund them. As at August 4, 2013, we had an aggregate of approximately $25 million on deposit with various distributors to fund these programs. The timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 30% and 32% of our net revenue for the three fiscal quarters ended August 4, 2013 and fiscal year 2012, respectively.

If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end users or if they decide to decrease their inventories for any reason, such as due to adverse global economic conditions or due to any downturn in technology spending, our sales to these distributors and our revenues may decline. We also face the risk that our distributors may purchase, or for other reasons accumulate, inventory levels of our products in any particular quarter in excess of future anticipated sales to end-customers. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end customer demand, which would harm our business and could adversely affect our product revenues in such subsequent periods. Our reserve estimates associated with products stocked by our distributors are based largely on reports that our distributors provide to us on a weekly or monthly basis. To date, we believe this data has been generally accurate. To the extent that this resale and channel inventory data is inaccurate or not received in a timely manner, we may not be able to make reserve estimates for future periods accurately or at all.
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
The enactment of legislation implementing changes in U.S. taxation of international business activities or the adoption of other international tax reform policies or principles could materially impact our financial position and results of operations.
Tax bills are introduced from time to time to reform U.S. taxation of international business activities. Depending on the final form of legislation enacted, if any, these consequences may be significant for us due to the large scale of our international business activities. If any of these proposals are enacted into legislation, or if other international, consensus-based tax policies and principles are amended or implemented, they could have material adverse consequences on the amount of tax we pay and thereby on our financial position and results of operations.
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
Highly complex products such as those we offer, may contain defects and bugs when they are first introduced or as new versions are released, or their release may be delayed due to unforeseen difficulties during product development. We have in the past experienced, and may in the future experience, such defects, bugs and delays. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers, attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. To resolve these problems, we may have to invest significant capital and other resources. Although our products are tested by our suppliers, our customers and ourselves, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. For example, if a delay in the manufacture and delivery of our products causes the delay of a customer's product delivery, we may be required, under the terms of our agreement with that customer, to compensate the customer for the adverse effects of such delays. In addition, these problems may divert our technical and other resources from other development efforts, and we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers. As a result, our financial results could be materially and adversely affected.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
We sell our products throughout the world. In addition, as at August 4, 2013, approximately 63% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
A majority of our products are produced and sourced in Asia, including in China, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand. As a result of the acquisition of CyOptics, we also have facilities and personnel in, and conduct business from, Mexico, an area in which we have not previously operated. Any conflict or uncertainty in these countries, including due to political or civil unrest, public health or safety concerns or natural disasters, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations.
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
We have accepted research and development grants, the receipt and amount of which are subject to our compliance with specified terms and conditions, both individually and in the aggregate. During the three fiscal quarters ended August 4, 2013, we recorded an aggregate of $6 million in credits to research and development expense and $2 million as a deferred credit for capital expenditures pursuant to these grants. During fiscal year 2012, we recorded an aggregate of $7 million in credits to research and development expense and $1 million as a deferred credit for capital expenditures pursuant to these grants. If we cannot or elect not to satisfy the terms and conditions of any of these grants, expenses incurred in respect of the relevant research and development projects will not be approved for reimbursement, we may be required to return amounts previously paid to us under the grants and further grants may not be available to us in the future. In the event we are unable to comply with the terms of any such grant, we may seek to amend the terms. However, any amendment, extension or renewal of such grants is in the discretion of the granting authority and we may not be able to effect any such change.
Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expenses. If we fail to maintain compliance with applicable regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.
Our business is subject to various significant international and U.S. laws and other legal requirements, including packaging, product content, labor and import/export regulations. These regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Certain CyOptics products, when customized for use with or incorporation into a defense article, are subject to the jurisdiction of the U.S. Department of State in accordance with the International Traffic in Arms Regulation, or ITAR. We have not previously had to comply with ITAR and are currently integrating CyOptics' ITAR controls and compliance with our own programs. Any failure by us to comply with applicable government regulations, including ITAR, could result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to conduct our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.
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

•
the cost of compliance with future environmental or health and safety laws or regulations or the costs associated with any future environmental claims, including the cost of clean-up of currently unknown environmental conditions, particularly at sites that we may acquire from time to time.

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
We rely on third-party distributors and our employee sales representatives, as well as some manufacturers' representatives, and the failure of these distributors or representatives to perform as expected could reduce our future sales.
In addition to selling products through our employee sales representatives, we also rely on distributors and, in some cases, manufacturers' representatives to sell our products to our customers. This is particularly the case in markets where we do not have a significant physical presence and new markets that we are seeking to enter. We are unable to predict the extent to which our distributors and manufacturers' representatives will be successful in marketing and selling our products. Moreover, many of our distributors and manufacturers' representatives also market and sell competing products. Our relationships with our distributors and manufacturers' representatives may be terminated by either party at any time. Our future performance will depend, in part, on our ability to attract additional distributors or manufacturers' representatives that will be able to market and support our products effectively, especially in markets where we have not previously distributed our products, and on our ability to effectively manage distribution efforts by our remaining global, full-line distributors. If we cannot retain our current distributors or manufacturers' representatives, recruit additional or replacement distributors or manufacturers' representatives where needed, or effectively manage changes to our sales and distributions strategies, our sales and operating results will be harmed.
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
We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. Even though, as at October 28, 2012, we concluded that our internal control over financial reporting was effective, we need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as we grow our business or acquire other businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire, could harm our operating results or cause us to fail to meet our reporting obligations. We are in the process of integrating our and CyOptics financial and controls, to ensure the effectiveness of their controls and procedures. However, there can be no assurance that we will be able to do so effectively in the one-year post-acquisition exemption period or at all. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.
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
We sponsor several defined benefit plans outside of the United States and post-retirement medical benefit plans in the United States. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. The difference between the obligations and assets of these plans, or the funded status of these plans, is a significant factor in determining our pension expense and the ongoing funding requirements of these plans. Weak economic conditions and related under-performance of asset markets could lead to increased pension and post-retirement benefit expenses. We may also seek to move defined benefit plans to defined contribution plans and any such changes may adversely affect our results of operations, including our profitability and cash flow. In the United States, we also self-fund a significant portion of our employees' health benefits. The costs of providing these benefits has been increasing steadily and significantly, and may increase further as the Patient Protection and Affordable Care Act of 2010 is implemented. Also, a significant portion of our employees' cash compensation is performance-related, based on achievement of annual metrics, which can cause significant fluctuations in our employee compensation expense, and in cashflows in the period in which payment occurs. Significant increases in the compensation, costs and expenses of the benefits we provide to our employees could adversely affect our financial condition and results of operations.
A breach of our security systems may have a material adverse effect on our business.
Our security systems are designed to maintain the physical security of our facilities and protect our customers', suppliers' and employees' confidential information. However, we are also dependent on a number of third-party "cloud-based" service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access by third parties to our facilities, our information systems or the systems of our cloud-based service providers or the existence of computer viruses in our or their data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information. Any theft or misuse of such information could result in, among other things, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, profitability and financial condition. Since the techniques used to obtain unauthorized share repurchase program access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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
Our corporate affairs are governed by our memorandum and articles of association and by the laws governing corporations incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our board of directors under Singapore law are different from those applicable to a corporation incorporated in the United States. Therefore, our public shareholders may have more difficulty in protecting their interest in connection with actions taken by our management or members of our board of directors than they would as shareholders of a corporation incorporated in the United States. Draft legislation that would make significant changes to the Singapore Companies Act has recently been proposed by the Singapore authorities, some of which may alter the rights of shareholders that are currently provided under the Singapore Companies Act and our memorandum and articles of association. However, it is not yet certain which of these amendments will be included in the final legislation or when such amendments will become effective.
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
A substantial amount of our shares are held by a small number of institutional investors and significant sales of our ordinary shares in the public market by one or more of these holders could cause our share price to fall.
As of June 30, 2013, we believe that our five largest shareholders are institutional investors and that they hold over 40% of our outstanding ordinary shares in the aggregate. These institutional investors may sell their shares for a variety of reasons, including dissatisfaction with our short- or long-term results. These holders may sell their shares at any time and such sales could depress the market price of our ordinary shares, given the large amounts of our shares held by these investors. Such sales could also impair our ability to raise capital through the sale of additional equity securities.
There can be no assurance that we will continue to declare cash dividends or repurchase shares.
Our Board adopted a dividend policy pursuant to which the Company will pay quarterly dividends on our ordinary shares, and, following our 2013 AGM on April 10, 2013, our Board approved our 2013 share repurchase program authorizing management to repurchase up to 20 million of the Company's ordinary shares, in their discretion, which authorization will expire the day prior to our 2014 AGM. The declaration and payment of any future dividend is subject to the approval of our Board and our dividend policy could change at any time. Similarly, our share repurchase program does not obligate us to repurchase any specific number of shares and may be suspended from time to time or terminated at any time prior to its expiration. There can be no assurance that we will declare cash dividends or repurchase shares in the future in any particular amounts, or at all. Furthermore, we may declare dividends as interim dividends, which are wholly provisional under Singapore law and may be revoked by our Board at any time prior to the payment thereof. The payment of cash dividends is restricted by applicable law and our corporate structure. Pursuant to Singapore law and our articles of association, no dividends may be paid except out of our profits. Also, because we are a holding company, our ability to pay cash dividends on our ordinary shares and to repurchase our shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of our credit agreement.
While our cash dividend payments have historically increased over time, this trend may not continue any may be discontinued or reduced at any time. Future dividends and share repurchases, if any, their timing and amount, as well as the relative allocation of cash between dividends and share repurchases, may be affected by, among other factors: our views on potential future capital requirements for strategic transactions, including acquisitions; earnings levels; contractual restrictions; cash position and overall financial condition; and changes to our business model. In addition, the amount we spend and the number of shares we are able to repurchase under our share repurchase program may further be affected by a number of other factors, including the share price and blackout periods in which we are restricted from repurchasing shares. A reduction in, or elimination of, our dividend payments and/or share repurchases could have a negative effect on our share price.

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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results, particularly any guidance relating to the results of operations of acquired businesses or companies, such as CyOptics, as our management will, necessarily, be less familiar with their business, procedures and operations. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Quarterly Report on Form 10-Q could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the fiscal quarter and three fiscal quarters ended August 4, 2013.
Issuer Repurchase of Equity Securities
The following table presents details of our share repurchases during the fiscal quarter ended August 4, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Shares Available Under Repurchase Programs
				(in millions)
May 6, 2013 - June 2, 2013	—	$—	—	13.6
June 3, 2013 - June 30, 2013	440,000	$37.29	440,000	13.2
July 1, 2013 - August 4, 2013	560,000	$37.95	560,000	12.6
Total	1,000,000	$37.66	1,000,000
___________________________________

(1)
All share repurchases during the period from May 6, 2013 to August 4, 2013 were made in open market transactions, pursuant to our publicly announced 2013 share repurchase program. All repurchases were made in accordance with Rule 10b-8 under the Exchange Act.

On April 11, 2013, we announced that our Board had approved the 2013 share repurchase program which authorized the Company to repurchase up to 20 million of its ordinary shares. This replaced the 2012 share repurchase program announced by the Company on April 5, 2012, which expired on April 9, 2013, under which the Company was authorized to repurchase up to 15 million of its ordinary shares. Share repurchases under the 2013 share repurchase program, if any, will be made in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The 2013 share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. The 2013 share repurchase program will expire at the Company's 2014 AGM, unless earlier terminated.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
3.1	Memorandum and Articles of Association	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	August 14, 2009

10.1	Lease Agreement dated as of April 29, 2005 by and between TriQuint Optoelectronics, Inc. and CyOptics, Inc. and related amendments and renewals.			X

10.2
Lease Agreement dated as of June 29, 2000 ("Lease") by and between Inmobiliaria Ayusa, S. de R.L. de C.V. ("Landlord") and Lucent Technologies Microelectronica de Mexico, S.A. de C.V., together with consent of Landlord to assign the Lease to a subsidiary of CyOptics, Inc. and related amendments to the Lease.
X

10.3
Collective Employment Contract for an Indefinite Duration dated as of February 16, 2010 by and between CyOptics of Mexico, S. de R.L. de C.V. and Union of Day Laborers and Industrial Workers and the Maquiladora Industry. (English translation of Spanish original)

X

10.4+	Form of indemnification agreement between Avago and its directors (June 2013)			X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS†	XBRL Instance Document			X

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith

101.SCH†	XBRL Schema Document			X

101.CAL†	XBRL Calculation Linkbase Document			X

101.DEF†	XBRL Definition Linkbase Document			X

101.LAB†	XBRL Labels Linkbase Document			X

101.PRE†	XBRL Presentation Linkbase Document			X

+	Indicates a management contract or compensatory plan or arrangement.
†
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at August 4, 2013 and October 28, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and three fiscal quarters ended August 4, 2013 and July 29, 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and three fiscal quarters ended August 4, 2013 and July 29, 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three fiscal quarters ended August 4, 2013 and July 29, 2012 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVAGO TECHNOLOGIES LIMITED
By:	/s/ Anthony E. Maslowski
Anthony E. Maslowski
Chief Financial Officer
Date: September 13, 2013