Form 10-K
period 2013-11-03
Avago Technologies LTD
filed 2013-12-20
CIK 1441634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 3, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
State the aggregate market value of the Registrant’s voting and non-voting ordinary shares held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of May 5, 2013, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on May 3, 2013, the last trading day prior to our fiscal quarter end) was approximately $7,858,766,599.
As of December 6, 2013, the Registrant had 248,909,416 ordinary shares outstanding.
Documents Incorporated by Reference
Information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K. The Registrant intends to file its definitive Proxy Statement within 120 days after its fiscal year ended November 3, 2013.

AVAGO TECHNOLOGIES LIMITED
2013 ANNUAL REPORT ON FORM 10-K

PART I
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and particularly in Item 1: “Business,” Item 1A:“Risk Factors,” Item 3: “Legal Proceedings” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. These statements are indicated by words or phrases such as “anticipate,” “expect,” “estimate,” “seek,” “plan,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations; statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, or enforceability of our intellectual property rights; and the effects of seasonality on our business. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. These factors include global economic conditions and concerns; cyclicality in the semiconductor industry or in our target markets; quarterly and annual fluctuations in our operating results; customer concentration and the demands or loss of our significant customers; increased dependence on the volatile, wireless handset market; our competitive performance and ability to continue achieving design wins with our customers, as well as the timing of those design wins; market acceptance of the end products into which our products are designed; our ability to achieve the growth prospects and synergies expected from our acquisitions, including CyOptics; delays, challenges and expenses associated with integrating acquired companies, including CyOptics, with our existing businesses; our dependence on contract manufacturing and outsourced supply chain, and our ability to improve our cost structure through our manufacturing outsourcing program; prolonged disruptions of our or our contract manufacturers' manufacturing facilities or other significant operations; our dependence on outsourced service providers for certain key business services and their ability to execute to our requirements; our ability to maintain or improve gross margin; our ability to maintain tax concessions in certain jurisdictions; our ability to protect our intellectual property and any associated increases in litigation expenses; dependence on and risks associated with distributors of our products; any expenses or reputational damage associated with resolving customer product warranty and indemnification claims; and other events and trends on a national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature. All of the forward-looking statements in this Annual Report on Form 10-K are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not in fact occur. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
References in this Annual Report on Form 10-K to “Avago”, “the Company”, “we”, “our”, or “us” refer to Avago Technologies Limited and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires. Our fiscal year ends on the Sunday closest to October 31. We refer to our fiscal years by the calendar year in which they end. For example, the fiscal year ended November 3, 2013 is referred to as “fiscal year 2013”.

ITEM 1.	BUSINESS
Overview
We are a leading designer, developer and global supplier of a broad range of analog semiconductor devices with a focus on III-V based products. III-V semiconductor materials have higher electrical conductivity than silicon and thus tend to have better performance characteristics in radio frequency, or RF, and optoelectronic applications. III-V refers to elements from the 3rd and 5th groups in the periodic table of chemical elements, and examples of these materials are gallium arsenide, or GaAs, gallium nitride, or GaN, and indium phosphide, or InP. We differentiate ourselves through our high performance design and integration capabilities. We serve three primary target markets: wireless communications, wired infrastructure and industrial & other. Our product portfolio is extensive and includes thousands of products. Applications for our products in these target markets include smartphones, data networking and telecommunications equipment, enterprise storage and servers, factory automation and industrial equipment.
We have an over 50-year history of innovation, dating back to our origins within Hewlett-Packard Company. Over the years, we have assembled a large team of analog design engineers around the world. We maintain design and product development engineering resources at multiple locations in each of the United States, Asia and Europe, which allows us to leverage this worldwide engineering expertise. Our history and market position enable us to strategically focus our research and development resources to address niche opportunities in our target markets. We have also developed an extensive portfolio of U.S. and foreign patents and other intellectual property, and we leverage our significant intellectual property portfolio to integrate multiple technologies and create component solutions that target growth opportunities. We design products that deliver high-performance and provide mission-critical functionality. In particular, we were among the first to deliver commercial film bulk acoustic resonator, or FBAR, filters which offer technological advantages over competing filters for smartphones to function more efficiently in today's congested RF spectrum. FBAR technology has historically maintained a significant market share within code division multiple access, or CDMA, and 3G/W-CDMA markets. As cellular carriers move to the 4G/long term evolution, or LTE, and LTE-advanced standards worldwide, we believe these advantages will continue to facilitate rapid adoption of FBAR technology throughout the mobile phone ecosystems. In optical solutions, we were a pioneer in commercializing vertical-cavity surface emitting laser, or VCSEL. Our fiber optic products and our VCSEL-based products, including high bandwidth parallel optic transceivers and modules, have been widely adopted throughout the wired infrastructure and computing industries. In optoelectronics, we are a market leader in optocoupler and optical encoder solutions.
Original equipment manufacturers, or OEMs, and distributors typically account for the substantial majority of our sales. We have established strong relationships with leading OEM customers across multiple target markets. Many of our major customer relationships have been in place multiple years and we have supplied multiple products during that time period. Our close customer relationships have often been built as a result of years of collaborative product development which has enabled us to build our intellectual property portfolio and develop critical expertise regarding our customer’s requirements, including substantial system level knowledge. This collaboration has provided us with key insights into our customers and has enabled us to be more efficient and productive and to better serve our target markets and customers. We have a direct sales force focused on supporting large OEMs. We also distribute a substantial portion of our products through our broad distribution network, and a significant amount of these sales are to large global electronic components distributors, including Avnet, Inc. and Arrow Electronics, Inc. We also have a diversified and well-established base of thousands of end customers, located throughout the world, which we serve through our multi-channel sales and fulfillment system.
We focus on maintaining an efficient global supply chain and a variable, low-cost operating model. Accordingly, we have outsourced a majority of our manufacturing operations utilizing third-party foundry and assembly and test capabilities, as well as some of our corporate infrastructure functions. We aim to minimize capital expenditures by focusing our internal manufacturing capacity on products utilizing our innovative materials and processes to protect our intellectual property and to develop the technology for manufacturing, while outsourcing standard complementary metal oxide semiconductor, or CMOS, processes. We also have over 40 years of operating history in Asia, where approximately 42% of our employees are located and where we produce and source the majority of our products. Our presence in Asia places us in close proximity to many of our customers’ manufacturing facilities and at the center of worldwide electronics manufacturing.
Markets and Products
We focus on leveraging our design capabilities to develop products for target markets where we believe our innovation and reputation will allow us to earn attractive margins. In each of our target markets, we have multiple product families that primarily provide OEMs with component or subsystem products. Our product portfolio ranges from discrete devices to complex sub-systems that include multiple device types and incorporate firmware for interfacing between digital systems. In some cases, our products include mechanical hardware that interfaces with optoelectronic or capacitive sensors. We intend to continue expanding our product offerings to address existing and adjacent market opportunities, and plan to target select niches within large established markets. We target markets that require high quality and the integrated performance characteristics of our products. For the fiscal year ended November 3, 2013, wireless communications contributed 48%, wired infrastructure contributed 30% and industrial & other contributed 22% of our net revenue, respectively.
Wireless Communications.  We support the wireless industry with a broad variety of RF semiconductor devices, including monolithic microwave integrated circuit filters and duplexers using our proprietary FBAR technology, front end modules that incorporate multiple die into multi-function RF devices, diodes and discrete transistors. Our expertise in amplifier design, FBAR technology and module integration enables us to offer industry-leading efficiency in RF transmitter applications. Our proprietary GaAs processes are critical to the production of power amplifier, or PA, and low noise amplifier products. In addition to RF devices, we provide a variety of optoelectronic sensors for mobile handset applications.
Wired Infrastructure.  In the storage and Ethernet networking markets, we supply transceivers that receive and transmit information along optical fibers. We provide a range of product bandwidth options for customers, including options ranging from 125 Megabits per second, or Mbps, Fast Ethernet transmitters and receivers to 168 Gigabits per second, or Gbps, transceivers. In Ethernet networking, we focus on higher bandwidth applications, principally 10G and emerging 40G and 100G for data center as well as enterprise customers. In storage, we focus on fiber channel-based applications including 8G and emerging 16G transceivers. In addition, we supply parallel optic transceivers with as many as 12 parallel channels for core routing, server, and high performance computing applications. We also supply optical laser and receiver components to the access, metro and long-haul telecommunication markets. For enterprise networking and server input/output, or I/O, applications, we supply high speed serializer/deserializer, or SerDes, products integrated into application specific integrated circuits, or ASICs. Our ASICs are designed on advanced CMOS process technologies, focused primarily on 28nm and next generation 16nm processes. In these geometries, we are able to support data transmission rates of up to 32G per second.
Industrial & Other.  We provide a broad variety of products for the general industrial and automotive markets. We offer optical isolators, or optocouplers, which provide electrical insulation and signal isolation for signaling systems that are susceptible to electrical noise or interference. Optocouplers are used in a diverse set of applications, including industrial motors, automotive systems including those used in hybrid engines, power generation and distribution systems, switching power supplies, motion sensors, telecommunications equipment, computers and office equipment, plasma displays, and military electronics. For industrial motors and robotic motion control, we supply optical encoders, as well as integrated circuits, or ICs, for the controller and decoder functions. For electronic signs and signals, we supply LED assemblies that offer high brightness and stable light output over thousands of hours, enabling us to support traffic signals, large commercial signs and other displays. For industrial networking, we provide faster optical transceivers using plastic optical fiber that enable quick and interoperable networking and factory automation.

The table below presents the major product families and major applications in our three primary target markets.

Target Market	Major Applications	Major Product Families
Wireless Communications	• Smartphones	• RF power amplifiers
• RF filters
• RF front end modules (FEMs)
• Ambient light sensors
• Proximity Sensors
	• Base stations	• Low noise amplifiers
• Multimarket-wave mixers
• Diodes

Wired Infrastructure	• Data communications, storage area networking, servers, core routing and transport	• Fiber optic transceivers
	• Data communications, storage area networking and servers	• Serializer/deserializer (SerDes) ASICs
	• Data communications and telecommunications	• Optical laser and receiver components

Industrial & Other	• Factory automation, in-car infotainment and renewable energy systems	• Industrial fiber optics
	• Power isolation, power conversion and renewable energy systems	• Optocouplers
	• Motor controls and factory automation	• Motion control encoders and subsystems
	• Displays and lighting	• LEDs

Research and Development
We are committed to continuous investment in product development, with a focus on rapidly introducing new, proprietary products. Many of our products have grown out of our own research and development efforts, and have given us competitive advantages in certain target markets due to performance differentiation. However, from time to time we also seek to enhance our capabilities through the acquisition of engineers and businesses with complementary research and development skills. We focus our research and development efforts on the development of innovative, sustainable and higher value product platforms. We leverage our design capabilities in markets where we believe our innovation and reputation will allow us to earn attractive margins by developing high value-add products.
We intend to continue to build on our history of innovation and our intellectual property portfolio, design expertise and system-level knowledge, to create more integrated solutions. We plan to continue investing in product development, both organically and through acquisition, to drive growth in our business. We also invest in process development and maintain fabrication capabilities in order to optimize processes for devices that are manufactured internally. Our field application engineers, or FAEs, and design engineers are located near many of our customers around the world, enabling us to support our customers in each stage of their product development cycle, from early stages of production design through volume manufacturing and future growth. By collaborating with our customers, we have opportunities to develop high value added, customized products for them that leverage our existing technologies. Research and development expenses were $398 million, $335 million and $317 million for the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011, respectively. We anticipate that we will continue to make significant research and development expenditures in order to maintain our competitive position with a continuous flow of innovative and sustainable product platforms. As of November 3, 2013, we had approximately 1,400 employees dedicated to research and development at multiple locations around the world.

Customers, Sales, Marketing and Distribution
Historically, a relatively small number of customers account for a significant portion of our net revenue. Sales to distributors accounted for 28% of our net revenue for fiscal year 2013. In fiscal year 2013, direct sales to Foxconn Technology Group companies, or Foxconn, accounted for 18% of our net revenue. Our top ten direct customers, which included three distributors, collectively accounted for 64% of our net revenue. We believe our aggregate sales to Apple, Inc. and Cisco Systems, Inc., when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, each accounted for more than 10% of our net revenues, for fiscal year 2013. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from any of our top ten customers could have a material adverse effect on our business, results of operations and financial condition.
We sell our products through our direct sales force and a network of distributors globally. Certain customers require us to contract with them directly and with specified intermediaries, such as contract manufacturers, and both often require timely delivery of our products to multiple locations around the world. Our direct sales force is focused on supporting our large OEM customers. Additionally, our extensive network of FAEs enhances our customer reach and our visibility into new product opportunities. We have strategically developed distributor relationships to serve thousands of customers around the world. Based on net revenue, our main global distributors are Avnet, Inc., and Arrow Electronics, Inc., complemented by a number of specialty regional distributors with customer relationships based on their respective product ranges.
As of November 3, 2013, our sales and marketing organization consisted of approximately 500 employees, many of whom have responsibility for emerging accounts, for large, global accounts, or for our distributors. Our sales force has specialized product and service knowledge that enables us to sell specific offerings at key levels throughout a customer’s organization.
As part of our global reach, we have a number of sales offices located in various countries, with a significant presence in Asia, which is a key center of the worldwide electronics supply chain. Many of our customers design products in North America or Europe that are then manufactured in Asia. We maintain dedicated regional customer support call centers, where we address customer issues and handle logistics and other order fulfillment requirements. We believe we are well-positioned to support our customers throughout the design, technology transfer and manufacturing stages across all geographies.
Operations
We use third-party contract manufacturers for a significant majority of our assembly and test operations, including ASE Korea Inc., and Inari Technology SDN BHD. A portion of our front-end wafer manufacturing operations is outsourced to external foundries, including Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, and WIN Semiconductors Corp. We maintain our internal fabrication facilities for products utilizing our innovative materials and processes to protect our intellectual property and to develop the technology for manufacturing, while we outsource standard CMOS processes. Examples of internally fabricated semiconductors include FBAR filters for wireless communications and VCSEL-based and indium phosphide-based lasers for fiber optic communications. The majority of our internal III-V semiconductor wafer fabrication is done in the United States and Singapore. As of November 3, 2013, approximately 2,600 manufacturing employees were devoted to our internal fabrication operations as well as management of outsourced activities. Most of our products are designed to be manufactured in a specific process, typically at one particular foundry, either our own or with a particular contract manufacturer, and in some instances, we may only qualify one contract manufacturer to manufacture certain of our products. For selected customers, we maintain finished goods inventory near or at customer manufacturing sites to support their just-in-time production.
Materials and Suppliers
Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials. We purchase materials from hundreds of suppliers on a global basis. These supply relationships are generally conducted on a purchase order basis. While we have not experienced any significant difficulty in obtaining the materials used in the conduct of our business and we believe that no single supplier is material, some of the parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for re-design or qualification. Our long-term relationships with our suppliers allow us to proactively manage our technology development and product discontinuance plans, and to monitor our suppliers' financial health. Some suppliers may nonetheless extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique components, we may not be able to find a substitute quickly, or at all. To address the potential disruption in our supply chain, we may use a number of techniques, including qualifying more than one source of supply, redesigning products for alternative components and incremental, or in some cases "lifetime", purchases of affected parts for supply buffer.

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
In the wireless communications target market, we provide RF amplifiers, filters modules and ambient light and proximity sensors for mobile phones. Our primary competitors for this target market are ams AG (formerly TAOS Inc.), Murata Manufacturing Co., Ltd., RF Micro Devices, Inc., Skyworks Solutions, Inc., and TriQuint Semiconductor, Inc. We compete based on our expertise in amplifier design, FBAR technology and module integration. We also compete against a number of smaller, niche wireless players based on our proprietary design expertise, broad product portfolio, proprietary material processes and integration expertise.
In the wired infrastructure target market, we provide fiber optic transceivers and SerDes ASICs for high-speed data communications and server applications. Our primary competitors for this target market are Finisar Corporation, International Business Machines Corp. (Microelectronics Division), LSI Corporation, ST Microelectronics N.V. and Sumitomo Corporation. We compete based on the strength of our high speed proprietary design expertise, our customer relationships, proprietary process technology and broad product portfolio.
In the industrial & other target market, we provide fiber optic transceivers for communication networks, LEDs for displays, motion control encoders and subsystems and optocouplers for factory automation and motor controls. Our primary competitors for this target market are Analog Devices, Inc., Cree, Inc., Hamamatsu Photonics K.K., Heidenhain Corporation, Renesas Electronics Corporation and Toshiba Corporation. We compete based on our design expertise, broad product portfolio, reputation for quality products and large customer base.
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
As of November 3, 2013, we had approximately 3,100 U.S. and foreign patents and approximately 800 U.S. and foreign pending patent applications. Our research and development efforts are presently resulting in approximately 100 new patent applications per year relating to a wide range of ASIC, isolation, encoder, LED, RF and optoelectronic components and associated applications. The expiration dates of our patents range from 2013 to 2033, with a small number of patents expiring in the near future, none of which are expected to be material to our intellectual property portfolio. We are not substantially dependent on any single patent or group of related patents.
We focus our patent application program to a greater extent on those inventions and improvements that we believe are likely to be incorporated into our products, as contrasted with more basic research. However, we do not know whether any of our pending patent applications will result in the issuance of patents or the extent to which the examination process could require us to narrow our claims.
We have also entered into a variety of intellectual property licensing and cross-licensing arrangements. A meaningful portion of our intellectual property is the subject of cross-licenses to other companies that have been granted by Agilent Technologies, Inc., or if originally derived from Hewlett-Packard Company, by Hewlett-Packard Company. In addition, we license third-party technologies that are incorporated into some elements of our design activities, products and manufacturing processes. Historically, licenses of the third-party technologies used by us have been available to us on acceptable terms.
The semiconductor industry is characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of intellectual property rights. Many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims. This has in the past required, and may in the future require, that we defend those claims, and might also require that we pay damages in the case of adverse rulings. Claims of this sort could harm our relationships with our customers and might deter future customers from doing business with us. With respect to any intellectual property rights claims against us or our customers or distributors, we may be required to cease manufacture of the infringing product, pay damages, expend resources to develop non-infringing technology, seek a license which may not be available on commercially reasonable terms or at all, or relinquish patents or other intellectual property rights.
Employees
As of November 3, 2013, we had approximately 4,800 employees worldwide. Approximately 1,400 were dedicated to research and development, 2,600 to manufacturing, 500 to sales and marketing and 300 to general and administrative functions. By geography, approximately 42% of our employees are located in Asia, 52% in North America, and 6% in Europe. The substantial majority of our employees are not party to a collective bargaining agreement. However in Asia, approximately 300 of our 900 employees in Singapore, none of whom are in management or supervisory positions, are subject to a collective bargaining agreement with United Workers of Electronic and Electrical Industries, which expires on June 30, 2016, and some of our employees in Japan are subject to a collective bargaining agreement. In Europe, all of our employees in Italy are subject to a collective bargaining agreement. In Italy we are also subject to national collective agreements between unions and employer associations. Such Italian national collective agreements are compulsory for both the employees and the employer. In addition, in Germany we are subject to collective agreements with the works councils at our sites, which apply to German employees other than managing directors and managers with similar authority. In Mexico, approximately 500 of our 700 employees are subject to a collective bargaining agreement, none of whom are in management or supervisory positions. We believe we have a good working relationship with our employees and we have never experienced an interruption of business as a result of labor disputes.
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
We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements, including legislation enacted in the European Union and China, among a growing number of jurisdictions, which have placed greater restrictions on the use of lead, among other chemicals, in electronic products, which affects materials composition and semiconductor packaging. These laws are becoming more stringent and may in the future cause us to incur significant expenditures. We are also subject to new SEC rules for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These rules require companies to diligence, disclose and report on whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these rules could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.
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
Financial Information about Geographic Areas
For information on the geographic concentration of our net revenues and long-lived assets, please see Note 13. “Segment Information,” of our consolidated financial statements, included elsewhere in the Annual Report on Form 10-K.
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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, frequent new product introductions, short product life cycles (for semiconductors and for the end products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. Periods of industry downturns have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, resulting in an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. If we cannot offset recessionary periods or periods of reduced growth that may occur in the industry, or in our target markets in particular, through increased market share or otherwise, our business could be adversely affected, net revenues may decline and our financial condition and results of operations may suffer. In addition, in any future economic downturn we may be unable to reduce our costs quickly enough to maintain our operating profitability.
The majority of our sales come from a small number of customers and the demands or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a reasonably small number of direct customers, OEMs and distributors for a majority of our business, revenue and results of operations. During fiscal year 2013, Foxconn Technology Group companies together accounted for 18% of our net revenue (20% in the fourth quarter of fiscal year 2013) and our top 10 customers, which included three distributors, collectively accounted for 64% of our net revenue. During fiscal year 2012, Foxconn Technology Group companies together accounted for 17% of our net revenue, and our top 10 customers, which included three distributors, collectively accounted for 62% of our net revenue. We also believe that aggregate sales of our products to certain of our customers exceeds the amount of our direct sales to them. For example, we believe our aggregate sales to Apple Inc. and Cisco Systems, Inc., when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, each accounted for more than 10% of our net revenues, respectively, for fiscal year 2013. We expect to continue to experience significant customer concentration in future periods.
This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. In addition, our top customers' purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margins on certain products. In addition, we expect this will result in our results of operations becoming increasingly sensitive to deterioration in the financial condition of, or other adverse developments related to, one or more of our significant customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. Although our customers often provide us with medium- to long-term product roadmaps and related indications of their product needs and purchases on a periodic basis, they generally purchase our products on a weekly or daily basis and the relationship, as well as particular orders, can be terminated at any time. In order to ensure availability of our products for some of our largest customers, we start manufacturing our products in advance of receiving purchase orders, based on forecasts provided by these customers. These forecasts are not binding purchase commitments and, as a result, we incur inventory and manufacturing costs in advance of anticipated sales. Since actual demand for our products may not match these forecasts, manufacturing on this basis subjects us to increased risks of high inventory carrying costs, product obsolescence and increased operating costs. In addition, the loss of any of our major direct or indirect customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.
We are increasingly dependent on the mobile handset market, which is volatile and is characterized by short product life cycles, fluctuations in demand, seasonality and increasingly high customer concentration any of which could negatively impact our business or results of operations.
A substantial and increasing portion of our revenue is generated from sales of products for use in mobile handsets, particularly our FBAR products. During the fiscal years 2013 and 2012, revenue from our wireless communications target market accounted for 48% and 45% of our net revenue, respectively. The mobile handset market is characterized by intense competition among an increasingly concentrated group of OEMs, rapidly evolving technology, including the shift to LTE and LTE-advanced standards, and changing consumer preferences. These factors result in the frequent introduction of new products, aggressive price competition, short product life cycles, and continually evolving mobile handset specifications. If we, our customers or mobile handset OEMs are unable to manage product transitions, our business and results of operations could be negatively affected. Our success in this market is dependent on the continued competitiveness of our FBAR products, and on the broad commercial acceptance of the mobile handsets into which our products are incorporated, as well as increasing the amount of our products in successive generations of those handsets. If the mobile handsets into which our products are designed do not achieve significant customer acceptance, our revenue will be adversely affected. Similarly, even though we may achieve design wins for a particular handset, we may not be designed into the next generation of a particular handset or new model of handset, which could result in a sharp decrease in our revenues.
In the mobile handset market, demand has typically been stronger in the second half of the year than the first half of the year, but the timing of new handset launches, which also drive demand, is often unpredictable. If mobile handset OEMs inaccurately forecast consumer demand, this may lead to significant changes in orders to their component suppliers. We have experienced both sharp increases and decreases in orders within the same quarter, often with limited advance notice, and we expect such increases and decreases to occur in the future. In addition, although the worldwide wireless handset market is large, growth trends and other variables are often uncertain and difficult to predict. Since the wireless handset market is a consumer-driven market, changes in the economy that affect consumer demand can adversely affect our business and operating results.
Our operating results are subject to substantial quarterly and annual fluctuations.
Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	the timing of launches by our customers of new products, such as cell phones, in which our products are included and changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	customer concentration and the gain or loss of significant customers;

•	market acceptance of our products and our customers' products;

•	changes in our product mix or customer mix and their effect on our gross margin;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenues and royalty and other payments from intellectual property sales and licensing arrangements;

•	our ability to successfully and timely integrate, and realize the benefits of, our acquisition of CyOptics, Inc., or CyOptics, and any other significant acquisitions we may make;

•	new product announcements and introductions by us or our competitors;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	seasonality or cyclical fluctuations in our markets;

•	currency fluctuations;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	intellectual property disputes and associated litigation expenses;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	the timing of acquisitions of, or making and exiting investments in, other entities, businesses or technologies; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.
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
Our business is dependent on us winning competitive bid selection processes, known as “design wins,” to develop semiconductors for use in our customers' products. These selection processes are typically lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that many of our products, and the end products into which our products are incorporated, often have very short life cycles. For example, cell-phone manufacturers regularly introduce new or upgraded handsets, often every 12 to 18 months and sometimes more frequently, and will bid out the components for each new model, and often every upgrade of a particular model. Failure to obtain a design win sometimes prevents us from offering an entire generation of a product. This can result in lost revenues and could weaken our position in future competitive selection processes.
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
Our target markets may not perform as expected and our business and operating results could be harmed in such event.
Visibility into our target markets is limited and industry and target market growth rates may not be as forecasted. Any decline in our customers' markets would likely result in a reduction in demand for our products. In such an environment, pricing pressures could intensify and, if we were unable to respond quickly, could significantly reduce our gross margins and reduce our revenue. If target market growth rates are not as expected, particularly in areas such as LTE handsets and datacenters, to the extent that we incur expenditures on process and product development that does not align with projected market requirements, this could also have a material adverse effect on our business and results of operations.
We may pursue acquisitions, dispositions, investments and joint ventures, which could affect our results of operations.
We may make acquisitions of, and investments in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful. In addition, our original estimates and assumptions used in assessing any acquisition that we make may be inaccurate and we may not realize the expected financial or strategic benefits of any such acquisition. From time to time, we may also divest portions of our business that are no longer strategically important or exit minority investments, which could materially affect our cash flows and results of operations for the period in which such events occur.
These transactions or any other acquisitions or dispositions involve risks and uncertainties. For example, the integration of acquired businesses may not be successful and could result in disruption to other parts of our business. In addition, any such integration may require that we incur significant restructuring charges, including as a result of streamlining, or divesting non-core portions of, acquired businesses. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of these integrations may be further complicated by such factors as the size of the business or entity acquired, geographic distances, lack of experience operating in the geographic market or industry sector of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management's attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business' technology, difficulties in entering markets in which we have no or limited direct prior experience, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our potential inability to achieve the growth prospects and synergies expected from any such acquisition. Even when an acquired business has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all material issues that might arise with respect to such acquired business.
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
Any future acquisitions may require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings and, in the case of equity or equity-linked financing, would be dilutive to our existing shareholders. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations. All of the above may apply to our pending acquisition of LSI Corporation, or LSI, which will be our largest acquisition to date, by a significant margin.
The acquisition of CyOptics and the integration of its business, operations and employees with our own involve risks and the failure to integrate successfully in the expected time frame may adversely affect our future results.
Our ability to integrate significant acquisitions is unproven, and any failure to successfully integrate the business, operations and employees of CyOptics, which we acquired on June 28, 2013, or to otherwise realize the anticipated benefits of the acquisition, could harm our result of operations. Our ability to realize these benefits will depend, in part, on the timely integration and consolidation of organizations, operations, facilities, procedures, policies and technologies, and the harmonization of differences in the business cultures between the two companies and their personnel. Implementation and integration of the CyOptics business will be complex and time-consuming, will involve additional expense and could disrupt our business and divert management's attention from ongoing business concerns. The challenges involved in integrating CyOptics include:

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
The benefits we expect to realize from the acquisition of CyOptics are, necessarily, based on projections and assumptions about the combined businesses of Avago and CyOptics and assume, among other things, the successful integration of CyOptics into our business and operations. We may not successfully integrate CyOptics and our operations in a timely manner, or at all. If we do not realize the anticipated benefits of this transaction, our growth strategy and future profitability could be affected. These risks may also apply to our pending acquisition of LSI.
In addition, our future effective tax rate is likely to increase as a result of the acquisition of CyOptics. The majority of CyOptics revenue is generated in the United States, which has a higher statutory tax rate than many other jurisdictions in which we operate, and such revenues will not receive the benefits of the tax incentive arrangements we have negotiated in Singapore and Malaysia. Similarly, the acquisition will significantly increase the amount of our goodwill and other intangible assets, which could adversely affect our future results of operations.

Dependence on contract manufacturing and outsourcing other portions of our supply chain may adversely affect our ability to bring products to market, damage our reputation and adversely affect our results of operations.
We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and module assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication capacity, including single-sourcing for many components or products. Most of our products are designed to be manufactured in a specific process, typically at one particular foundry, either our own or with a particular contract manufacturer. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including ASE Korea Inc., and Inari Technology SDN BHD.
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
Although we operate using a primarily outsourced manufacturing business model, we also rely on the manufacturing facilities we own, in particular our gallium arsenide, or GaAS, fabs in Fort Collins, Colorado and Singapore, and our InP fab in Breinigsville, Pennsylvania and InP back-end assembly facility in Matamoros, Mexico, acquired as part of the CyOptics transaction. We maintain our internal fabrication facilities for products utilizing our innovative materials and processes, to protect our intellectual property, to develop the technology for manufacturing and to ensure supply of certain components. We are currently expanding our Fort Collins facility to support anticipated growth in sales of our proprietary products, particularly for our wireless target market, and to leverage our fixed costs. Unanticipated delays in the construction of this expansion, or the failure of suppliers to timely deliver tools and other equipment needed to commence manufacturing in the expanded facility, could result in significant additional costs, and could result in us being unable to timely satisfy customer demand for the products we plan to manufacture at the expanded facility, all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, a prolonged disruption or material malfunction of, interruption in, or the loss of operations at, one or more of our production facilities, especially our Fort Collins, Singapore, Breinigsville and Matamoros facilities, or the failure to maintain our labor force at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. The replacement of any of our manufacturing facilities could take an extended amount of time and significant expenditures on our part before manufacturing operations could restart. Our U.S. headquarters are located in San Jose, California and the lease on our facility there expires in November 2015. If we are unable to renew this lease on satisfactory terms, we would be required to locate suitable replacement premises, with the goal of ensuring a smooth transition between facilities on or prior to the expiration of our current lease. We may not be able to timely find suitable replacement premises or acceptable terms, or at all and relocating our U.S. corporate headquarters could require us to incur significant expenses and may cause disruptions to our operations. The potential delays and significant costs resulting from such steps could have a material adverse effect on our business, financial condition and results of operations.
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
Our factories, facilities and distribution system, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood, earthquake or other natural or man-made disasters. The majority of our facilities and those of our contract manufacturers are located in the Pacific Rim region, a region with above average seismic and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, primarily Malaysia, Singapore, South Korea, Fort Collins, Colorado, San Jose, California, and Breinigsville, Pennsylvania, with the expertise of the personnel at each such location tending to be focused on one or two specific areas. Any catastrophic natural disaster in those regions or catastrophic loss or significant damage to any of our facilities or those of our contract manufacturers in those regions would likely disrupt our operations, delay production, shipments and revenue, and could materially and adversely affect our business. Such events could also result in significant expenses to repair or replace our affected facilities, and in some instances could significantly curtail our research and development efforts in a particular product area or target market.
We generally do not have any long-term supply contracts with our contract manufacturers or materials suppliers and may not be able to obtain the products or raw materials required for our business, which could have a material adverse affect on our business.
We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers, some of which are our single-source suppliers for these materials. We purchase a significant portion of our semiconductor materials and finished goods from a few suppliers and contract manufacturers. For fiscal year 2013, we purchased 55% of the materials for our manufacturing processes from six suppliers. For fiscal year 2012, we purchased 54% of the materials for our manufacturing processes from six suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers' requirements or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
From time to time, customers may require rapid increases in production, for example when they are ramping up for a new product launch, such as a new generation smartphone, which can challenge our resources and reduce margins. We may not be able to purchase sufficient supplies or components or secure sufficient contract manufacturing capacity, to meet such increases in product demand. This could harm our reputation, prevent us from taking advantage of opportunities, reduce revenue growth and subject us to additional liabilities if we are not able to timely satisfy customer orders.
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
We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2014 and 2025. Renewals and extensions of such tax incentives are in the discretion of the Singapore government, and we may not be able to extend these tax incentive arrangements after their expiration on similar terms or at all. We may elect not to seek to renew or extend certain tax incentive arrangements. Absent these tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. In February 2010, the Malaysian government granted us a tax holiday on our qualifying Malaysian income, which is effective for 10 years beginning with our fiscal year 2009. The tax incentives that we have negotiated in Malaysia and other jurisdictions are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits. In such event, we could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements. For the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes from what it otherwise would have been in such year by approximately $77 million, $81 million, and $82 million, respectively, and increase diluted net income per share by $0.31, $0.33 and $0.32, respectively.
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
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing, legal and finance personnel, and especially our design and technical personnel. We also seek to acquire talented engineering and technical personnel through acquisitions we may make from time to time, including, for example, CyOptics and Javelin. We do not know whether we will be able to retain all of these employees as we continue to pursue our business strategy. We have historically encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with expertise in analog and optoelectronic semiconductor design. Competition for such personnel is intense in the semiconductor industry, particularly in Southeast Asia where qualified engineers are in high demand. In addition, employees of companies or businesses that we acquire may decide not to continue working for us, with little or no notice, for reasons that may include dissatisfaction with our corporate culture, compensation or new roles and responsibilities. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. The loss of the services of key employees, especially our key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical personnel, could have a material adverse effect on our business, financial condition and results of operations.
We are subject to warranty claims, product recalls and product liability.
From time to time we may be, subject to warranty or product liability claims that have lead, and may in the future lead, to significant expenses as we compensate affected customers for costs incurred related to product quality issues. Although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, our reserves may be inadequate to cover the uninsured portion of such claims. Conversely, in some cases, amounts we reserve may ultimately exceed our actual liability for particular claims and may need to be reversed.
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
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor either in arrears or in advance based on estimates. We record reserves for distributor rights related to these limited stock returns and price adjustments. We recognize revenues for sales to distributors upon delivery to the distributors, net of estimated provisions for these stock return and price adjustment programs. We have extended these programs to certain distributors in the United States, Asia and Europe and may extend them on a selective basis to some of our other distributors in these geographies. The reserves recorded for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates. These programs may require us to deploy a substantial amount of cash to fund them. As at November 3, 2013, we had an aggregate of approximately $32 million on deposit with various distributors to fund these programs. The timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 28% and 32% of our net revenue for fiscal year 2013 and fiscal year 2012, respectively.
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
We do not always have a direct relationship with the end customers of our products sold through distributors. As a result, our products may be used in or for applications for which they were not necessarily designed or tested, including, for example, medical devices, and they may not perform as anticipated in such applications. In such event, failure of even a small number of parts could result in significant liabilities to us, damage our reputation and harm our business and results of operations.
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
We sell our products throughout the world. In addition, as at November 3, 2013, approximately 62% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
We have accepted research and development grants, the receipt and amount of which are subject to our compliance with specified terms and conditions, both individually and in the aggregate. During fiscal year 2013, we recorded an aggregate of $11 million in credits to research and development expense and $2 million as a deferred credit for capital expenditures pursuant to these grants. During fiscal year 2012, we recorded an aggregate of $7 million in credits to research and development expense and $1 million as a deferred credit for capital expenditures pursuant to these grants. If we cannot or elect not to satisfy the terms and conditions of any of these grants, expenses incurred in respect of the relevant research and development projects will not be approved for reimbursement, we may be required to return amounts previously paid to us under the grants and further grants may not be available to us in the future. In the event we are unable to comply with the terms of any such grant, we may seek to amend the terms. However, any amendment, extension or renewal of such grants is in the discretion of the granting authority and we may not be able to effect any such change.
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
In addition to our employee sales representatives, we also rely on third-party distributors to sell our products, as well as using manufacturers' representatives in some circumstances, and the failure of these distributors or representatives to perform as expected could reduce our future sales.
In addition to selling products through our employee sales representatives, we also rely on distributors to sell our products to our customers. In some cases we also use manufacturers' representatives to sell our products, particularly, for example, in markets where we do not have a significant physical presence and new markets that we are seeking to enter. We are unable to predict the extent to which our distributors and manufacturers' representatives will be successful in marketing and selling our products. Moreover, many of our distributors and manufacturers' representatives also market and sell competing products. Our relationships with our distributors and manufacturers' representatives may be terminated by either party at any time. Our future performance will depend, in part, on our ability to attract additional distributors or manufacturers' representatives that will be able to market and support our products effectively, especially in markets where we have not previously distributed our products, and on our ability to effectively manage distribution efforts by our remaining global, full-line distributors. If we cannot retain our current distributors or manufacturers' representatives, recruit additional or replacement distributors or manufacturers' representatives where needed, or effectively manage changes to our sales and distributions strategies, our sales and operating results will be harmed.
The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenues and gross profits.
The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. Gross profits on our products may be negatively affected by, among other things, pricing pressures from our customers, and the proportion of sales of our wireless and other products into consumer application markets, which are highly competitive and cost sensitive. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. In addition, some of our customer agreements provide for volume-based pricing and product pricing roadmaps, which can also reduce the average selling prices of our products over time. Our gross margin and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing manufacturing costs, or developing new and higher value-added products on a timely basis.
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
Our security systems are designed to maintain the physical security of our facilities and protect our customers', suppliers' and employees' confidential information. However, we are also dependent on a number of third-party "cloud-based" service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access by third parties to our facilities, our information systems or the systems of our cloud-based service providers or the existence of computer viruses in our or their data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information. Any theft or misuse of such information could result in, among other things, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our business, profitability and financial condition. Since the techniques used to obtain unauthorized share repurchase program access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
As of September 30, 2013, we believe that our five largest shareholders are institutional investors and that they hold over 40% of our outstanding ordinary shares in the aggregate. These institutional investors may sell their shares for a variety of reasons, including dissatisfaction with our short- or long-term results. These holders may sell their shares at any time and such sales could depress the market price of our ordinary shares, given the large amounts of our shares held by these investors. Such sales could also impair our ability to raise capital through the sale of additional equity securities.
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

Site	Major Activity	Owned/Leased	Square Footage	Lease Expiration
Yishun, Singapore	Administration, Manufacturing, Research and Development and Sales and Marketing	Leased	101,500	November 2015
San Jose, CA, United States	Administration, Research and Development and Sales and Marketing	Leased	139,000	November 2015
Penang, Malaysia	Manufacturing, Research and Development, and Administration	Owned—Building Leased—Land	318,000 925,000	NA May 2051
Fort Collins, CO, United States	Manufacturing and Research and Development	Owned	1,001,800	NA
Jitra, Malaysia	Manufacturing	Owned—Building Leased—Land	50,100 258,800	NA April 2051
Senoko, Singapore	Manufacturing	Owned—Building Leased—Land	52,200 72,000	Not applicable (NA) September 2029
Breinigsville, PA, United States	Administration, Manufacturing, Research and Development and Sales and Marketing	Leased Leased	103,000 14,300	October 2017 July 2014
Matamoros, Tamaulipas, Mexico	Manufacturing	Leased	81,750	December 2015
Seoul, Korea	Research and Development and Sales and Marketing	Leased	72,000	October 2015
Wuxi, China	Administration, Manufacturing and Research and Development and Sales	Leased	58,000	May 2015
Depot Road, Singapore	Manufacturing	Leased	50,175	October 2030
Turin, Italy	Manufacturing, Research and Development Manufacturing, Research and Development	Leased Leased	15,000 23,600	April 2018 June 2017
Samorin, Slovakia	Manufacturing	Leased	31,000	March 2018
South Plainfield, NJ, United States	Manufacturing	Leased	21,100	July 2014
Boeblingen, Germany	Administration, Research and Development and Sales and Marketing	Leased	19,000	April 2015
Shirakawa, Japan	Manufacturing and Research and Development	Owned	17,000	NA
Sarego, Italy	Administration, Manufacturing and Research and Development and Sales and Marketing	Owned	14,500	NA
Munich, Germany	Research and Development	Leased	10,900	September 2019
Regensburg, Germany	Manufacturing, Research and Development and Marketing	Leased	10,400	June 2015
Austin, TX, United States	Administration, Manufacturing, Research and Development and Sales and Marketing	Leased	9,500	January 2015

ITEM 3.	LEGAL PROCEEDINGS
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
Market Information
Our ordinary shares are listed on The Nasdaq Global Select Market under the symbol “AVGO”. The following table sets forth, for each quarterly period presented, the high and low sales prices of our ordinary shares as reported by The Nasdaq Global Select Market:

	Market Prices
	High	Low
Fiscal Year ended October 28, 2012
First Quarter (ended January 29, 2012)	$35.00	$27.39
Second Quarter (ended April 29, 2012)	$39.22	$32.38
Third Quarter (ended July 29, 2012)	$36.47	$29.70
Fourth Quarter (ended October 28, 2012)	$37.88	$32.39
Fiscal Year ended November 3, 2013
First Quarter (ended February 3, 2013)	$36.30	$30.50
Second Quarter (ended May 5, 2013)	$36.98	$30.57
Third Quarter (ended August 4, 2013)	$39.74	$31.96
Fourth Quarter (ended November 3, 2013)	$47.21	$35.75
Holders
As of December 6, 2013, there were 4 holders of record of our ordinary shares. A substantially greater number of shareholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
In fiscal years 2013 and 2012, we declared and paid the following quarterly cash dividends:

	Fiscal Year 2013	Fiscal Year 2012
First Quarter	$0.17	$0.12
Second Quarter	$0.19	$0.13
Third Quarter	$0.21	$0.15
Fourth Quarter	$0.23	$0.16
Our board of directors, or Board, has adopted a dividend policy authorizing us to pay a cash dividend on a quarterly basis. On December 10, 2013, our Board declared an interim cash dividend of $0.25 per share payable on December 31, 2013 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on December 20, 2013. In fiscal years 2013 and 2012, we paid an aggregate of $198 million and $137 million, respectively, in dividends to our shareholders.
Our Board reviews our dividend policy regularly and the declaration and payment of any future cash dividends will be at the discretion and approval of our Board, and subject to the Board’s continuing determination that they are in the Company's best interests. Future dividend payments will also depend upon such factors as our earnings level, capital requirements, contractual restrictions, cash position, overall financial condition and any other factors deemed relevant by our Board.
The payment of cash dividends on our ordinary shares is restricted under applicable law and our corporate structure. Pursuant to Singapore law and our articles of association, no cash dividends may be paid except out of our profits. Also, because we are a holding company, our ability to pay cash dividends on our ordinary shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of agreements governing our indebtedness.

Issuer Purchases of Equity Securities

Share Repurchase Program

On April 11, 2013, we announced that our Board had authorized the Company to repurchase up to 20 million of its ordinary shares, or the 2013 share repurchase program. This replaced the 2012 share repurchase program announced by the Company on June 8, 2012, which expired on April 9, 2013. Shares repurchases under the 2013 share repurchase program, if any, will be made in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The 2013 share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. All shares repurchased are immediately retired. The 2013 share repurchase program will expire on the day prior to the Company's 2014 annual general meeting of shareholders, or AGM, unless earlier terminated.

The following table presents details of our share repurchases during the fiscal quarter ended November 3, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Shares Available Under Repurchase Programs
				(in millions)
August 5, 2013 - September 1, 2013	300,000	$36.99	300,000	18.7
September 2, 2013 - September 29, 2013	386,650	$39.14	386,650	18.3
September 30, 2013 - November 3, 2013	165,734	$43.16	165,734	18.1
Total	852,384	$39.16	852,384

(1)
All share repurchases during the fiscal quarter ended November 3, 2013 were made in open market transactions in accordance with Rule 10b-18 under the Exchange Act, pursuant to the 2013 share repurchase program discussed above.

Share Performance Graph
The following graph shows a comparison of cumulative total return for the Company’s ordinary shares, the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and the Philadelphia Semiconductor Index, or PHLX Semiconductor Index. The graph covers the period from August 6, 2009 (the first trading day of our ordinary shares on the Nasdaq Global Select Market) to November 1, 2013, the last trading day of our fiscal year 2013. While the initial public offering price of our ordinary shares was $15.00 per share, the graph assumes the initial value of our ordinary shares on August 6, 2009 was the closing sales price of $16.18 per share on that day. The total return graph and table assume that $100 was invested on August 6, 2009 in Avago Technologies Limited ordinary shares and $100 was invested on July 31, 2009 for each the S&P 500 Index and the PHLX Semiconductor Index and assumes all dividends are reinvested. Indexes are calculated on a month-end basis.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our ordinary shares.

Comparison of 51 Month Cumulative Total Return
Among Avago Technologies Limited, the S&P 500 Index and the PHLX Semiconductor Index

	8/6/2009	11/1/2009	10/31/2010	10/30/2011	10/28/2012	11/3/2013
Avago Technologies Limited	$100	$93	$153	$210	$215	$290
S&P 500 Index	100	105	123	133	153	195
PHLX Semiconductor Index	100	96	117	134	137	182
The graph and the table above shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended November 3, 2013.

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following selected consolidated financial data together with the information included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended November 3, 2013, October 28, 2012 and October 30,

2011 and the selected balance sheet data as of November 3, 2013 and October 28, 2012 have been derived from audited historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended October 31, 2010 and November 1, 2009 and the selected balance sheet data as of October 30, 2011, October 31, 2010 and November 1, 2009 have been derived from audited historical financial statements and related notes not included in this Annual Report on Form 10-K. The historical financial data may not be indicative of our future performance. We adopted a 52-or 53-week fiscal year beginning with our fiscal year 2008. Our fiscal year ends on the Sunday closest to October 31. Our fiscal year 2013 was a 53-week fiscal year.

Summary of Five Year Selected Financial Data

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011	October 31, 2010	November 1, 2009
	(In millions, except per share amounts)
Statement of Operations Data:
Net revenue	$2,520	$2,364	$2,336	$2,093	$1,484
Cost of products sold:
Cost of products sold(1)	1,260	1,164	1,133	1,068	855
Amortization of intangible assets	61	56	56	58	58
Restructuring charges(2)	1	2	—	1	11
Total cost of products sold	1,322	1,222	1,189	1,127	924
Gross margin	1,198	1,142	1,147	966	560
Research and development	398	335	317	280	245
Selling, general and administrative(1)	222	199	220	196	165
Amortization of intangible assets	24	21	22	21	21
Restructuring charges(2)	2	5	4	3	23
Advisory agreement termination fee(3)	—	—	—	—	54
Selling shareholder expenses(4)	—	—	—	—	4
Total operating expenses	646	560	563	500	512
Income from operations(4)(5)	552	582	584	466	48
Interest expense(6)	(2)	(1)	(4)	(34)	(77)
Loss on extinguishment of debt	(1)	—	(20)	(24)	(8)
Other income (expense), net	19	4	1	(2)	1
Income (loss) before taxes	568	585	561	406	(36)
Provision for (benefit from) income taxes(7)	16	22	9	(9)	8
Net income (loss)	$552	$563	$552	$415	$(44)

Net income (loss) per share:
Basic	$2.23	$2.30	$2.25	$1.74	$(0.20)
Diluted	$2.19	$2.25	$2.19	$1.69	$(0.20)

Weighted average shares:
Basic	247	245	245	238	219
Diluted	252	250	252	246	219

Balance Sheet Data (at end of period):
Cash and cash equivalents	$985	$1,084	$829	$561	$472
Total assets	$3,415	$2,862	$2,446	$2,157	$1,970
Long-term debt and capital lease obligations	$1	$2	$4	$4	$233
Total shareholders’ equity	$2,886	$2,419	$2,006	$1,505	$1,040
Other Financial Data:
Cash dividends declared and paid per share	$0.80	$0.56	$0.35	$—	$—
_______________________________________

(1)
During the fiscal year ended November 3, 2013, we incurred acquisition related costs of $23 million, of which $11 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold. During the fiscal years ended October 28, 2012 and October 30, 2011, acquisition related costs were not material.

(2)
Our restructuring charges predominantly represent employee termination benefits. During the fiscal year ended November 3, 2013, we incurred restructuring charges of $3 million, of which $2 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold. During the fiscal year ended October 28, 2012, we incurred restructuring charges of $7 million, all of which $5 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold. During the fiscal year ended October 30, 2011, we incurred restructuring charges of $4 million all of which was recorded as part of operating expenses. During the fiscal year ended October 31, 2010, we incurred restructuring charges of $4 million, of which $3 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold. During the fiscal year ended November 1, 2009, we incurred restructuring charges of $34 million, of which $23 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold.

(3)
The advisory agreement among the Company and investment funds affiliated with each of Kohlberg Kravis Roberts and Co., and Silver Lake Partners, together referred to as the Sponsors was terminated pursuant to its terms upon completion of our initial public offering in August 2009, for a termination fee of $54 million.

(4)	We recorded $4 million in selling shareholder expenses, in connection with the IPO, on behalf of the selling shareholders in the offering.

(5)
Includes share-based compensation expense of $77 million for the fiscal year ended November 3, 2013, $53 million for the fiscal year ended October 28, 2012, $38 million for the fiscal year ended October 30, 2011, $25 million for the fiscal year ended October 31, 2010 and $12 million for the fiscal year ended November 1, 2009.

(6)
Interest expense for the fiscal years ended November 3, 2013 and October 28, 2012 includes commitment fees for the $300 million unsecured revolving credit facility and amortization expense of related debt issuance costs. Interest expense for the fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009 includes interest expense on our 10 1/8% Senior Notes due 2013, or our senior notes, and our Floating Rate Notes due 2013, or our floating rate notes, both of which were fully redeemed during the first quarter of fiscal year 2010, and our 11 7/8% Senior Subordinated Notes due 2015, or senior subordinated notes, which were fully redeemed during the first quarter of fiscal year 2011.

(7)
During fiscal year 2013, the provision for income taxes was $16 million. The decrease from fiscal year 2012 is primarily attributable to a benefit of $2 million from the recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods, a benefit of $3 million from the enactment of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, retroactively extending the U.S. Federal Research and Development tax credit from January 1, 2012 to December 31, 2013, and an additional $1 million decrease in tax provision primarily due to a change in the jurisdictional mix of income and expense. In fiscal year 2012, the provision for income taxes was $22 million. The increase from fiscal year 2011 is primarily attributable to an increase in worldwide income and a change in the jurisdictional mix of income and expense. The provision for income taxes for fiscal year 2011 included a $3 million tax benefit from the write-up of deferred tax assets from U.S. legislation retroactively reinstating the research and development tax credit and a $3 million tax benefit from a change in estimate related to research and development tax credits. In fiscal year 2010, we recorded an income tax benefit totaling $9 million. The income tax benefit is associated with the release of $29 million of deferred tax asset valuation allowances, mainly associated with the Company irrevocably calling our senior subordinated notes for redemption in October 2010, partially offset by the write-off of $6 million of deferred tax assets resulting from the grant of Malaysia tax incentive status, and an increase in overall tax provision due to an increase in worldwide taxable income.

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
Overview
We are a leading designer, developer and global supplier of a broad range of analog semiconductor devices with a focus on III-V based products. III-V semiconductor materials have higher electrical conductivity than silicon and thus tend to have better performance characteristics in radio frequency, or RF, and optoelectronic applications. III-V refers to elements from the 3rd and 5th groups in the periodic table of chemical elements, and examples of these materials are gallium arsenide, or GaAs, gallium nitride, or GaN, and indium phosphide, or InP. We differentiate ourselves through our high performance design and integration capabilities. We serve three primary target markets: wireless communications, wired infrastructure and industrial & other. Our product portfolio is extensive and includes thousands of products. Applications for our products in these target markets include smartphones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, factory automation and industrial equipment.
We have an over 50-year history of innovation, dating back to our origins within Hewlett-Packard Company. Over the years, we have assembled a large team of analog design engineers around the world. We maintain design and product development engineering resources at multiple locations in each of the United States, Asia and Europe, which allows us to leverage this worldwide engineering expertise. Our history and market position enable us to strategically focus our research and development resources to address niche opportunities in our target markets. We have also developed an extensive portfolio of U.S. and foreign patents and other intellectual property, and we leverage our significant intellectual property portfolio to integrate multiple technologies and create component solutions that target growth opportunities. We design products that deliver high-performance and provide mission-critical functionality. In particular, we were among the first to deliver commercial film bulk acoustic resonator, or FBAR, filters which offer technological advantages over competing filters for smartphones to function more efficiently in today's congested RF spectrum. FBAR technology has historically maintained a significant market share within code division multiple access, or CDMA, and 3G/W-CDMA markets. As cellular carriers move to the 4G/long term evolution, or LTE, and LTE-advanced standards worldwide, we believe these advantages will continue to facilitate rapid adoption of FBAR technology throughout the mobile phone ecosystems. In optical solutions, we were a pioneer in commercializing vertical-cavity surface emitting laser, or VCSEL. Our fiber optic products and our VCSEL-based products, including high bandwidth parallel optic transceivers and modules, have been widely adopted throughout the wired infrastructure and computing industries. In optoelectronics, we are a market leader in optocoupler and optical encoder solutions.
Original equipment manufacturers, or OEMs, and distributors typically account for the substantial majority of our sales. We have established strong relationships with leading OEM customers across multiple target markets. Many of our major customer relationships have been in place multiple years and we have supplied multiple products during that time period. Our close customer relationships have often been built as a result of years of collaborative product development which has enabled us to build our intellectual property portfolio and develop critical expertise regarding our customer’s requirements, including substantial system level knowledge. This collaboration has provided us with key insights into our customers and has enabled us to be more efficient and productive and to better serve our target markets and customers. We have a direct sales force focused on supporting large OEMs. We also distribute a substantial portion of our products through our broad distribution network, and a significant amount of these sales are to large global electronic components distributors, including Avnet, Inc. and Arrow Electronics, Inc. We also have a diversified and well-established base of thousands of end customers, located throughout the world, which we serve through our multi-channel sales and fulfillment system.
We focus on maintaining an efficient global supply chain and a variable, low-cost operating model. Accordingly, we have outsourced a majority of our manufacturing operations utilizing third-party foundry and assembly and test capabilities, as well as some of our corporate infrastructure functions. We aim to minimize capital expenditures by focusing our internal manufacturing capacity on products utilizing our innovative materials and processes to protect our intellectual property and to develop the technology for manufacturing, while outsourcing standard complementary metal oxide semiconductor, or CMOS, processes. We also have over 40 years of operating history in Asia, where approximately 42% of our employees are located and where we produce and source the majority of our products. Our presence in Asia places us in close proximity to many of our customers’ manufacturing facilities and at the center of worldwide electronics manufacturing.

Our business is impacted by general conditions of the semiconductor industry, seasonal demand patterns in our target markets, to some extent, and the timing of major product launches by our OEM customers, particularly in our wireless target market. In recent years our wireless target market has typically accounted for the largest portion of our revenue. However, we believe that our focus on multiple target markets and geographies helps mitigate our exposure to volatility in any single target market.
Erosion of average selling prices of established products is typical of the semiconductor industry. Consistent with trends in the industry, we anticipate that average selling prices will continue to decline in the future. However, as part of our normal course of business, we seek to offset declining average selling prices with efforts to reduce manufacturing costs of existing products and the introduction of new and higher value-added products.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Sales to distributors accounted for 28% and 32% of our net revenue for the fiscal years ended November 3, 2013 and October 28, 2012, respectively. During the fiscal year ended November 3, 2013, or fiscal year 2013, Foxconn Technology Group companies, or Foxconn, accounted for 18% of our net revenue, and our top direct ten customers, which included three distributors, collectively accounted for 64% of our net revenue. During the fiscal year ended October 28, 2012, or fiscal year 2012, Foxconn accounted for 17% of our net revenue and our top ten customers, which included three distributors, collectively accounted for 62% of our net revenue. We believe our aggregate sales to Apple, Inc. and Cisco Systems, Inc., when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, each accounted for more than 10% of our net revenues, for fiscal year 2013 and fiscal year 2012. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top ten customers could have a material adverse effect on our business, results of operation and financial condition.
The demand for our products has been affected in the past, and is likely to continue to be affected in the future, by various factors, including the following:

•	general economic and market conditions in the semiconductor industry and in our target markets;

•	our ability to define specifications for, develop or acquire, complete, introduce and market, new products and technologies in a cost-effective and timely manner;

•	the timing, rescheduling or cancellation of expected customer orders and our ability to manage inventory;

•
the rate at which our present and future customers and end-users adopt our products and technologies in our target markets, and the rate at which our customers' products that include our technology are accepted in their markets; and

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.
Current uncertainty in global economic conditions, including the economic recovery in the United States and the level of growth in China, still poses significant risks to our business. For example, customers may defer purchases in response to tighter credit and negative financial news, which would in turn negatively affect product demand and our results of operations.
Net Revenue
Substantially all of our net revenue is derived from sales of semiconductor devices which our customers incorporate into electronic products. We serve three primary target markets: wireless communications, wired infrastructure and industrial & other. Applications for our products in these target markets include smartphones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, factory automation and industrial equipment. We sell our products primarily through our direct sales force, although we may also use manufacturers representatives in particular geographic areas and for new customers. We also use distributors for a portion of our business and recognize revenue upon delivery of product to the distributors. Such revenue is reduced for estimated returns and distributor allowances.
Our legacy consumer and computing peripherals target market historically represented a small portion of our total net revenue. As this became a mature and non-strategic market for us, during fiscal year 2012, we transitioned from manufacturing and selling products to selling and licensing intellectual property relevant to this market. This transition was completed in the fourth quarter of fiscal year 2012 and we now generate royalty revenue instead of product sales from this former target market. Due to the structure of these licensing arrangements, royalty revenue may fluctuate from period to period. Beginning with fiscal year 2013, we ceased to separately present or discuss revenues from the consumer and computing peripherals target market. Instead, they have been combined with revenues from our industrial and automotive electronics target market, which is referred to as our industrial & other target market.
Costs and Expenses
Total cost of products sold.  Cost of products sold consists primarily of the cost of semiconductor wafers and other materials, and the cost of assembly and test. Cost of products sold also includes personnel costs and overhead related to our manufacturing operations, including share-based compensation, and related occupancy, computer services and equipment costs, manufacturing quality, order fulfillment, warranty and inventory adjustments, including write-downs for inventory obsolescence, energy costs, other manufacturing expenses and acquisition-related costs. Total cost of products sold also includes amortization of intangible assets and restructuring charges.
Although we outsource a significant portion of our manufacturing activities, we also have some proprietary semiconductor fabrication and assembly and test facilities. If we are unable to utilize our owned fabrication and assembly and test facilities at a desired level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross margins.
Research and development.  Research and development expense consists primarily of personnel costs for our engineers engaged in the design and development of our products and technologies, including share-based compensation expense. These expenses also include project material costs, third-party fees paid to consultants, prototype development expenses, allocated facilities costs and other corporate expenses, computer services costs related to supporting computer tools used in the engineering and design process and acquisition-related costs.
Selling, general and administrative.  Selling expense consists primarily of compensation and associated costs for sales and marketing personnel, including share-based compensation expense, sales commissions paid to our independent sales representatives, costs of advertising, trade shows, corporate marketing, promotion, travel related to our sales and marketing operations, related occupancy and equipment costs and other marketing costs. General and administrative expense consists primarily of compensation and associated costs for executive management, finance, human resources and other administrative personnel, outside professional fees, allocated facilities costs, acquisition-related costs and other corporate expenses.
Amortization of intangible assets.  In connection with acquisitions, we recorded intangible assets that are being amortized over their estimated useful lives of 1 year to 25 years. In connection with these acquisitions, we also recorded goodwill which is not being amortized.
Interest expense. On March 31, 2011, we terminated our senior secured revolving credit facility, and Avago Technologies Finance Pte. Ltd., or Avago Finance, and certain other subsidiaries of the Company entered into a credit agreement which initially provided for a $200 million unsecured revolving credit facility, or the 2011 credit facility. On August 6, 2012, Avago Finance exercised the accordion feature under this credit agreement to increase the aggregate commitments for its unsecured revolving credit facility from $200 million to $300 million. Interest expense in fiscal year 2013 included commitment fees under our 2011 revolving credit facility and amortization of debt issuance costs associated with this credit facility. On October 28, 2013, we terminated the 2011 credit facility and Avago Finance, and certain other subsidiaries of the Company entered into a new credit agreement, which initially provides for a $575 million unsecured revolving credit facility, on substantially the same terms as the 2011 credit facility, other than the aggregate principal amount of the facility, referred to as the 2013 credit facility.
Loss on extinguishment of debt. In fiscal year 2013, the termination of the 2011 credit facility noted above resulted in a loss on extinguishment of debt of $1 million, related to the write-off of debt amortization costs and other related expenses and is shown on the consolidated statements of operations.
Other income, net.  Other income, net includes net realized gains on the sale of available-for-sale securities, realized and unrealized gains on trading securities, gains on the sale of cost method investments, interest income, currency gains (losses) on balance sheet remeasurement and other miscellaneous items.
Provision for income taxes.  We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2014 and 2025, subject in certain cases to potential extensions. Renewals and extensions of such tax incentives are in the discretion of the Singapore government, and we may not be able to extend these tax incentive arrangements after their expiration on similar terms or at all. We may elect not to seek to renew or extend certain tax incentive arrangements. Absent such tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. In February 2010, the Malaysian government granted us a tax holiday on our qualifying Malaysian income, which is effective for 10 years beginning with our fiscal year 2009. The tax incentives that we have negotiated in Malaysia and other jurisdictions are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits. In such event, we could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements. As a result of the tax incentives and tax holidays we have obtained, if we continue to comply with their respective operating conditions, we expect the income from our operations to be subject to relatively lower income taxes than would otherwise be the case under ordinary income tax rules. For the fiscal years ended November 3, 2013, October 28, 2012, and October 30, 2011, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes from what it otherwise would have been in such year by approximately $77 million, $81 million and $82 million, respectively.
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
Going forward, our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before income taxes and the related tax rates in the jurisdictions where we operate, as well as discrete events, such as settlements of future audits and acquisitions we may make from time to time. In particular, we may owe significant taxes in jurisdictions outside Singapore during periods when we are profitable in those jurisdictions even though we may be experiencing low operating profit or operating losses on a consolidated basis, potentially resulting in significant tax liabilities on a consolidated basis during those periods. Our historical provision for income taxes is not necessarily reflective of our future results of operations.
Acquisitions and Investments
Acquisitions
Javelin
In the second quarter of fiscal year 2013, we completed the acquisition of Javelin Semiconductor, Inc., or Javelin, a U.S.-based company engaged in developing mixed-signal complementary metal oxide semiconductor, or CMOS, integrated circuits, or ICs, for wireless communications applications for approximately $37 million in cash. This acquisition is intended to generate cost savings and form the foundation of the Company's radio frequency CMOS design and development for our wireless target market due to the radio frequency CMOS engineering talent and technical personnel and technology that we acquired in this transaction.
CyOptics
In the third quarter of fiscal year 2013, we completed our acquisition of CyOptics, Inc., or CyOptics, a U.S.-based company that manufactures and sells Indium Phosphide, or InP, optical chip and component technologies for the data communications and telecommunications markets. CyOptics has front-end manufacturing operations in the U.S. and back-end manufacturing operations in Mexico.
The aggregate consideration for the acquisition was $377 million including a $1 million working capital adjustment payment made in the fiscal quarter ended November 3, 2013, of which $373 million was paid in cash (exclusive of $3 million of cash acquired in the transaction). In addition, approximately $27 million in cash was paid into escrow and is payable to key CyOptics employees in the form of retention bonuses over a three-year period, and which we will recognize as compensation expense over the same period. We also agreed to pay additional consideration to the previous shareholders of CyOptics in the amount of $4 million, one year subsequent to acquisition closing, which was recorded as a current liability.
This transaction is intended to strengthen our fiber optics product portfolio for emerging 40G and 100G enterprise and data center applications for our wired infrastructure target market. CyOptics' single-mode InP laser, receiver and photonics integration capability is expected to help extend our technology leadership position in these applications. To date, Avago's optical transceiver products have primarily leveraged VCSEL-based technology. In addition, the acquisition of CyOptics is expected to facilitate Avago's establishment of a complementary fiber optic components business, not only to serve enterprise and data center segments, but also for growing segments of the access, metro and long-haul markets. Our and CyOptics' products are complementary to one another, with little overlap between our respective product portfolios. As a result of the CyOptics acquisition, we acquired approximately 1,100 additional employees, with 745 of these employees located in Mexico.
The accompanying consolidated financial statements include the results of operations of acquired companies commencing on their respective acquisition dates. (See Note 3. "Acquisitions and Investments")

LSI Corporation
On December 15, 2013, we entered into a merger agreement with LSI Corporation, or LSI, a U.S. publicly traded company that designs semiconductors and software that accelerate storage and networking in datacenters, mobile networks and client computing. The aggregate acquisition consideration payable in the transaction is approximately $6.6 billion in cash, or $11.15 in cash per share of LSI common stock. The transaction has been approved by the Avago and LSI boards of directors and is subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals in various jurisdictions, as well as approval of LSI's stockholders. The transaction is presently expected to close in the first half of calendar 2014.
Investments
During the first quarter of fiscal year 2013, we invested $9 million in the common stock of a U.S.-based stock exchange listed company which is accounted for as a trading securities. (See Note 8. "Fair Value.")
During the third quarter of fiscal year 2013, in addition to our initial $1 million investment made in fiscal year 2010 in a non-U.S.-based stock exchange listed company resulting in our initial ownership of 33 million ordinary shares, we made an additional investment of $1 million in this company as part of a rights offering to its existing shareholders. In connection with this additional investment, we purchased approximately 8 million ordinary shares and received approximately 16 million warrants to acquire a corresponding number of ordinary shares of the company per the terms of the rights offerings. We classified our total investment in the company's ordinary shares as available-for-sale securities and the warrants as trading securities. In the fourth quarter of fiscal year 2013, we exited our entire investment in the ordinary shares and warrants of this company. For the fiscal year 2013, we realized net gains of $9 million, respectively, from the sale of the ordinary shares and warrants which were recorded in other income, net. (See Note 12. "Other Income, net")
During the fourth quarter of fiscal year 2013, we made a cash investment of $5 million in a privately-held non-U.S.-based company. We accounted for the investment in the equity of this company using the cost method, as we do not have the ability to exercise significant influence or control. We periodically review cost investments for impairment. This equity investment is included at cost on the consolidated balance sheets in other long-term assets.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, business combinations, valuation of long-lived assets, intangible assets and goodwill, inventory valuation and warranty reserves, accounting for income taxes, retirement and post-retirement benefit plan assumptions, share-based compensation and employee bonus programs.
Revenue recognition.  We recognize revenue related to sales of our products, net of sales returns and allowances, provided that (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments or when any such adjustments can be estimated. We evaluate the creditworthiness of our customers to determine that appropriate credit limits are established prior to the acceptance of an order. Revenue, including sales to resellers and distributors, is reduced for estimated returns and distributor allowances. We recognize revenue from sales of our products to distributors upon delivery of product to the distributors. An allowance for distributor credits, covering price adjustments and scrap allowances, is made based on our estimate of historical experience rates as well as consideration of prevailing economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions we have made based on our historical estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Different judgments or estimates could result in variances that might be significant to reported operating results.
We enter into development agreements with some of our customers and recognize revenue from these agreements upon completion and acceptance by the customer of contract deliverables, upon achievement of milestones or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to completion of milestones or delivery of services. As we retain the intellectual property generated from these development agreements, costs related to these arrangements are included in research and development expense.

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
Accounting for business combinations. We use the acquisition method of accounting for business combinations and recognize assets acquired and liabilities assumed measured at their fair values on the date acquired. This requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to: future expected cash flows from product sales, customer contracts and acquired technologies, expected costs to develop in-process research and development into commercially viable products, estimated cash flows from the projects when completed, and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Valuation of long-lived assets, intangible assets and goodwill.  We assess the impairment of long-lived assets including business combinations related in-process research and development, or IPR&D, assets, property, plant and equipment, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important, and which could trigger an impairment review of our long-lived and intangible assets, include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. An impairment loss must be measured if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the net book value of the asset (or asset group) and its (their) estimated fair value.
We perform an annual impairment review of our goodwill during the fourth fiscal quarter of each year, and more frequently if we believe indicators of impairment exist, and we follow the two-step approach in performing the impairment test in accordance with the accounting guidance on goodwill and other intangible assets. The first step of the goodwill impairment test compares the estimated fair value of the reporting unit with the related carrying amount. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step of the test must be performed to measure the amount of the goodwill impairment loss, if any. The second step of the test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. We have one reporting unit for goodwill impairment testing purposes which is based on the manner in which we operate our business and the nature of those operations, including consideration of how the Chief Operating Decision Maker, as defined in the accounting guidance on segment reporting, manages the business as a whole. (See Note 13. "Segment information") We operate as one semiconductor company with sales of semiconductors representing the only material source of revenue. Substantially all products offered incorporate analog functionality and are manufactured under similar manufacturing processes.
For fiscal year 2013, we used the quoted market price of our ordinary shares to determine the fair value of our reporting unit, which is the Company as a whole. No impairment of goodwill was identified based on the annual impairment review during the fourth quarter of fiscal year 2013. A 10% decline in the quoted market prices of our ordinary shares would not impact the result of our goodwill impairment assessment.
The process of evaluating the potential impairment of long-lived assets under the accounting guidance on property, plant and equipment and other intangible assets such as ours, is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects about our business or the part of our business that the long-lived asset relates to, consider market factors specific to the business and estimate future cash flows to be generated by the business, which requires significant judgment as it is based on assumptions about market demand for our products over a number of future years. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the long-lived asset stated on our consolidated balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as the real estate market, industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results.
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
Accounting for income taxes.  We account for income taxes in accordance with the accounting guidance on income taxes. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. If we determine, in the future, that a valuation allowance is required, such adjustment to the deferred tax assets would increase our tax expense in the period in which such determination is made. Conversely, if we determine, in the future, a valuation allowance exceeds our requirement, such adjustment to the deferred tax assets would decrease tax expense in the period in which such determination is made. In evaluating the exposure associated with various tax filing positions, we accrue an income tax liability when such positions do not meet the more-likely-than-not threshold for recognition.
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
The gross unrecognized tax benefit increased by $10 million during fiscal year 2013 to $37 million as of November 3, 2013 from $27 million as of October 28, 2012. The gross unrecognized tax benefit as of October 30, 2011 was $30 million.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes line in the consolidated statements of operations. Accrued interest and penalties are included within the other long-term liabilities line in the consolidated balance sheets. As of November 3, 2013, October 28, 2012, and October 30, 2011, the combined amount of cumulative accrued interest and penalties was approximately $4 million, $4 million and $6 million, respectively.
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
The discount rate is used to determine the present value of future benefit payments at the relevant measurement dates — November 3, 2013 and October 28, 2012, for both U.S. and non-U.S. plans, in fiscal years 2013 and 2012, respectively. For fiscal years 2013 and 2012, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a published pension discount curve. The discount rate for non-U.S. plans was generally based on published rates for high quality corporate bonds. Lower discount rates increase present values of pension liability and subsequent year pension expense; higher discount rates decrease present values of pension liability and subsequent year pension expense.
The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. A one percent change in the estimated long-term return on plan assets for assumptions set in 2013 would result in an immaterial impact on non-U.S. pension expense for fiscal year 2014. We have no plan assets under our U.S. plan.
The net periodic retirement and post-retirement benefit costs recorded in consolidated statement of operations excluding curtailments and settlements were $6 million in fiscal year 2013, $7 million in fiscal year 2012, and $6 million in fiscal year 2011.
Share-based compensation expense.  Share-based compensation expense consists of expense for stock options and restricted share units, or RSUs, granted to both employees and non-employees as well as expense associated with Avago Technologies Limited Employee Share Purchase Plan, or ESPP. We recognize compensation expense based on the estimated grant date fair value method required under the authoritative guidance using Black-Scholes valuation model with a straight-line amortization method. Since the authoritative guidance requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation expense for such awards has been reduced for estimated forfeitures. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
In the second quarter of fiscal year 2013, the Company began granting share price performance options, which are accounted for as market-based stock options. The fair value of these market-based option awards is estimated on the date of grant using a Monte Carlo simulation model. Assumptions utilized in the Monte Carlo simulation model follow the same methodology as our time-based option awards. Compensation expense for market-based option awards is amortized based upon a graded vesting method and is recognized if the service period is met even if the market condition is not met
The weighted-average assumptions utilized for our Black-Scholes valuation model for options and employee share purchase rights granted during the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011 are as follows:

	Time Based Options			Market Based Options	ESPP
	Year Ended			Year Ended	Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011	November 3, 2013	November 3, 2013	October 28, 2012	October 30, 2011
Risk-free interest rate	1.0%	0.8%	2.0%	2.0%	0.1%	0.1%	0.1%
Dividend yield	2.0%	1.4%	0.9%	2.2%	2.1%	1.4%	0.6%
Volatility	48.0%	53.0%	45.0%	48.0%	44.0%	50.4%	42.6%
Expected term (in years)	5.0	5.0	5.0		0.5	0.5	0.5
The dividend yields for the years ended November 3, 2013, October 28, 2012 and October 30, 2011 are based on the historical and expected dividend payouts as of the respective option grant dates. For the fiscal year ended November 3, 2013, expected volatility is based on the combination of historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from traded options in guideline publicly-traded companies and our own shares with a term of 720 days or greater measured over the last three months. Effective for the first quarter of fiscal year 2013 we updated our guideline publicly-traded companies based on direct competitors in our target markets. Prior to fiscal year 2013, expected volatility was based on the combination of historical volatility of our previous group of guideline publicly-traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly-traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. Our computation of expected term was based on other data, such as the data of peer companies and company-specific attributes that we believe could affect employees’ exercise behavior.
In fiscal year 2011, we began to grant RSUs, which are equity awards that are granted with an exercise price equal to zero and represent the right to receive one of our ordinary shares per RSU immediately upon vesting. We recognize compensation expense for RSUs using the straight-line amortization method based on the fair value of RSUs on the date of grant. The fair value of RSUs is the closing market price of our ordinary shares on the date of grant, which is equal to their intrinsic value on the date of grant.
We also record share-based compensation expense based on an estimate of the fair value of rights to purchase ordinary shares under the ESPP and recognize this share-based compensation expense using the straight-line amortization method.
Employee Bonus Programs. Our employee bonus programs, which are overseen by our Compensation Committee, provide for variable compensation based on the attainment of overall corporate annual targets and functional performance metrics. In the first fiscal quarter of the year, if management determines that it is probable that the targets and metrics will be achieved and the amounts can be reasonably estimated, a variable, proportional compensation accrual is recorded based on an assumed 100% achievement of the targets and metrics. The bonus payout levels can be greater if attainment of metrics and targets is greater than 100% and a portion of the payouts may not occur if a minimum floor of performance is not achieved. In subsequent quarters, we monitor and accrue for variable compensation expense based on our actual progress toward the achievement of the annual targets and metrics. The actual achievement of target metrics at the end of the fiscal year, which is subject to approval by our Compensation Committee, may result in the actual variable compensation amounts being significantly higher or lower than the relevant estimated amounts accrued in earlier quarters, which would result in a corresponding adjustment in the fourth fiscal quarter.
Fiscal Year Presentation
We operate on a 52- or 53-week fiscal year which ends on the Sunday closest to October 31. Fiscal year 2013 consisted of 53 weeks, with the extra week falling in the first quarter of fiscal year 2013. Each of fiscal years 2012 and 2011 consisted of 52 weeks.
The financial statements included in this Annual Report on Form 10-K are presented in accordance with GAAP and expressed in U.S. dollars.

Results from Operations
Year Ended November 3, 2013 Compared to Year Ended October 28, 2012
The following tables set forth our results of operations for the years ended November 3, 2013 and October 28, 2012.

	Year Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
	(In millions)		(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	$2,520	$2,364	100%	100%
Cost of products sold:
Cost of products sold	1,260	1,164	50	49
Amortization of intangible assets	61	56	2	3
Restructuring charges	1	2	—	—
Total cost of products sold	1,322	1,222	52	52
Gross margin	1,198	1,142	48	48
Research and development	398	335	16	14
Selling, general and administrative	222	199	9	8
Amortization of intangible assets	24	21	1	1
Restructuring charges	2	5	—	—
Total operating expenses	646	560	26	23
Income from operations	552	582	22	25
Interest expense	(2)	(1)	—	—
Loss on extinguishment of debt	(1)	—	—	—
Other income, net	19	4	1	—
Income before income taxes	568	585	23	25
Provision for income taxes	16	22	1	1
Net income	$552	$563	22%	24%
Net revenue.  Net revenue was $2,520 million for fiscal year 2013, compared to $2,364 million for fiscal year 2012, an increase of $156 million or 7%. The increase in net revenue was primarily due to strength in the wireless communications target market and in the wired infrastructure target market and due to continued revenue contribution from the CyOptics acquisition, partially offset by the transition from developing, manufacturing and selling our legacy consumer and computing peripherals products to licensing intellectual property relevant to these products in our industrial & other target market. Further, fiscal year 2013 consisted of 53 weeks compared to 52 weeks in fiscal year 2012.
Our three target markets are wireless communications, wired infrastructure and industrial & other. The percentage of total net revenue generated by sales in each of our target markets varies from fiscal quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality. The first fiscal quarter has historically been our lowest revenue and cash generating quarter due, in part, to holiday shut downs at many original equipment manufacturer, or OEM, customers and distributors, and the first half of the fiscal year has tended to generate lower revenue than the second half of the fiscal year. However, in recent periods typical seasonality and industry cyclicality have been increasingly overshadowed by other factors such as wider macroeconomic effects, the timing of significant product transitions and launches by large OEMs, particularly in the wireless communications target market, and new product launches by our competitors. In fiscal year 2013, strength in the smartphone market, particularly in the second half of the fiscal year, and strong sales to our two largest smartphone OEMs, as well as 4G/long-term evolution, or LTE, product launches by other OEMs in our wireless target market contributed to the revenue increase from this market. However, this increase was partially offset by a significant decrease in net revenue from our industrial & other target market, primarily as a result of our transition from developing, manufacturing and selling consumer and computing peripherals products to licensing intellectual property relevant to these products.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During the fiscal year ended November 3, 2013, Foxconn Technology Group companies accounted for 18% of our net revenue. Our top ten customers for fiscal year ended November 3, 2013, which included three distributors each, collectively accounted for 64% of our net revenue. We believe our aggregate sales to Apple Inc. and Cisco Systems, Inc., when direct sales are combined with indirect sales to them through the respective contract manufacturers that they utilize, each accounted for more than 10% of our net revenues, for the fiscal year ended November 3, 2013. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top ten customers could have a material adverse effect on our business, results of operation and financial condition.
Net revenue by target market data is derived from our understanding of our end customers’ primary markets. As discussed previously, effective fiscal year 2013 our legacy consumer and computing peripherals target market will no longer be presented separately and has been included in our industrial & other target market.
Net revenue by target market was as follows:

	Year Ended
% of Net Revenue	November 3, 2013	October 28, 2012	Change
Wireless communications	48%	45%	15%
Wired infrastructure	30	28	12
Industrial & other	22	27	(13)
Total net revenue	100%	100%

	Year Ended
Net Revenue	November 3, 2013	October 28, 2012	Change
	(In millions)
Wireless communications	$1,219	$1,064	$155
Wired infrastructure	744	662	82
Industrial & other	557	638	(81)
Total net revenue	$2,520	$2,364	$156
Net revenue from our wireless communications target market increased in fiscal year 2013 compared with the prior year due to continued strength in mobile smartphone sales. Unit sales of smartphones containing our products, as well as the amount of our product content in those phones is a key driver of our revenue from this target market. New 4G/LTE product ramps at major smartphone OEMs and handset launches at other OEMs, as well as improvements in our content in those phones, also drove revenue growth during fiscal year 2013. As a result, we experienced higher demand for our power amplifiers and our film bulk acoustic resonator, or FBAR, duplexers in fiscal year 2013.
Net revenue from our wired infrastructure target market increased in fiscal year 2013, compared with fiscal year 2012. The increase in revenue from this target market in fiscal year 2013 compared to fiscal year 2012 was primarily due to revenues resulting from our CyOptics acquisition and improvement in datacenter demand, partially offset by weak carrier routing spending.
Net revenue from our industrial & other target market decreased in fiscal year 2013 compared with fiscal year 2012. This decrease was due primarily to our transition from developing, manufacturing and selling our consumer and computing peripherals products to licensing intellectual property relevant to these products. This decrease was partially offset by improved demand from our industrial distributors and OEMs, notably in transportation and power generation, in fiscal year 2013 compared with fiscal year 2012. However, demand in Asia tapered off towards the end of fiscal year 2013. In fiscal year 2013, we generated approximately $19 million compared to $31 million in fiscal year 2012 of intellectual property sales and licensing royalty revenue. Due to the structure of these licensing arrangements, royalty revenue may fluctuate from period to period.
Gross margin.  Gross margin was $1,198 million for fiscal year 2013 compared to $1,142 million for fiscal year 2012, an increase of $56 million. As a percentage of net revenue, gross margin was flat at 48% for fiscal years 2013 and 2012. The increase in gross margin, in absolute dollars, in fiscal year 2013 was driven by increased sales, partially offset by a decrease in revenue from sales and licensing of intellectual property of $25 million. In addition, during fiscal year 2013 less favorable product mix, with a higher proportion of sales into our wireless communication target market, and the effects of lower margin CyOptics-related revenue, also impacted gross margin compared to fiscal year 2012.

Research and development.  Research and development expense was $398 million for fiscal year 2013, compared to $335 million for fiscal year 2012, an increase of $63 million or 19%. As a percentage of net revenue, research and development expenses were 16% for fiscal year 2013, compared to 14% for fiscal year 2012. The majority of this increase, in absolute dollars, resulted from investments in our wired infrastructure and wireless communications solutions. Part of the increase was attributable to a $12 million increase in research and development project consumables and services. The overall dollar increase in research and development expense was also attributable to a $16 million increase in accrued incentive compensation expense related to our employee bonus program, which is a variable expense related to our achievement of program performance metrics, and annual merit-based salary increases, a $15 million increase in salaries and employee benefits expense, due to annual merit-based salary increases and additional headcount costs from the CyOptics acquisition, a $10 million increase in share-based compensation expense attributable to annual focal employee equity awards at higher grant-date fair values, a $2 million increase in retention compensation expense primarily related to CyOptics acquisition, a $3 million increase in computer software expenses and a $2 million increase in depreciation expense related to capital expenditures supporting research and development efforts. These increases were partially offset by a $2 million decrease in accrued reimbursements pursuant to research and development grants in fiscal year 2013, compared to the fiscal year 2012. We expect research and development expenses to increase in absolute dollars for the foreseeable future, due to the increasing complexity and number of products we plan to develop.
Selling, general and administrative.  Selling, general and administrative expense was $222 million for the fiscal year ended November 3, 2013 compared to $199 million for the fiscal year ended October 28, 2012, an increase of $23 million or 12%. As a percentage of net revenue, selling, general and administrative expense increased slightly to 9% for the fiscal year ended November 3, 2013 compared to 8% for the fiscal year ended October 28, 2012. Changes in components of selling, general and administrative expense for the fiscal year 2013, compared to the fiscal year 2012, consisted primarily of a $10 million increase in share-based compensation attributable to annual focal employee equity awards at higher grant-date fair values, a $9 million increase in accrued incentive compensation expense related to our employee bonus program, a $5 million increase in salaries and employee benefits expense related primarily to annual merit-based salary increases, and partially offset by decreased overhead expenses.
Amortization of intangible assets.  Total amortization expense of intangible assets incurred was $85 million and $77 million, respectively, for fiscal years 2013 and 2012. We anticipate our amortization expense will continue to be higher in future periods primarily as a result of a significant increase in amortizable intangible assets resulting from the CyOptics and Javelin acquisitions.
Restructuring charges.   We incurred total restructuring charges of $3 million for fiscal year 2013 compared to $7 million for fiscal year 2012, both predominantly representing employee termination costs.
Interest expense.  Interest expense was $2 million for fiscal year 2013, compared to $1 million for fiscal year 2012. This $1 million increase was due to commitment fees related to our 2011 revolving credit facility and amortization of related deferred debt issuance costs.
Loss on extinguishment of debt. In fiscal year 2013, the termination of the 2011 credit facility resulted in a loss on extinguishment of debt of $1 million related to the write-off of debt amortization costs and other related expenses.
Other income, net.  Other income, net includes net realized gains on the sale of available-for-sales securities, realized and unrealized gains on trading securities, gains on the sale of cost method investments, interest income, currency gains (losses) on balance sheet remeasurement, and other miscellaneous items. Other income, net was $19 million for fiscal year 2013 compared to other income, net of $4 million for fiscal year 2012. This increase in other income, net for fiscal year 2013 is primarily attributable to realized gains on the sale of available-for-sale and trading securities and unrealized gains on trading securities. Interest income was $4 million for each fiscal years 2013 and 2012, respectively.
Provision for income taxes.  We recorded an income tax provision totaling $16 million for fiscal year 2013 compared to an income tax provision of $22 million for fiscal year 2012. The income tax provision for fiscal year 2013 included a benefit of $2 million from the recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods, and $3 million from the enactment of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, retroactively extending the U.S. Federal Research and Development tax credit from January 1, 2012 to December 31, 2013, and an additional $1 million decrease in tax provision primarily due to a change in the jurisdictional mix of income and expense.

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
Until August 2012, we also manufactured products for the consumer and computing peripherals target market, including motion control encoders that control the paper feed and print head movement in printers and other office automation products and image sensors for optical mouse applications, using LEDs and CMOS image sensors to create a subsystem that can detect motion over an arbitrary desktop surface. During fiscal year 2013, we transitioned from manufacturing and selling these products to selling or licensing our intellectual property relevant to this target market, thereby generating royalty revenue instead of product sales.

Net revenue by target market data is derived from our understanding of our end customers’ primary markets, and was as follows:

	Year Ended
% of Net Revenue	October 28, 2012	October 30, 2011	Change
Wireless communications	45%	38%	7%
Wired infrastructure	28	28%	—
Industrial and automotive electronics	22	29	(7)
Consumer and computing peripherals	5	5	—
Total net revenue	100%	100%	—%

	Year Ended
Net Revenue	October 28, 2012	October 30, 2011	Change
	(In millions)
Wireless communications	$1,064	$887	$177
Industrial and automotive electronics	518	672	(154)
Wired infrastructure	662	659	3
Consumer and computing peripherals	120	118	2
Total net revenue	$2,364	$2,336	$28
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
Net revenue from our legacy consumer and computing peripherals target market increase slightly in fiscal year 2012 compared with fiscal year 2011. This was largely due to the last time purchases of product in the third quarter of fiscal year 2012, resulting from our transition from manufacturing and sales of products to an intellectual property licensing and royalty business model in this target market. The transition to the intellectual property licensing royalty model was completed in the fourth quarter of fiscal year 2012. During the fiscal year 2012, we generated approximately $23 million in intellectual property-related revenue from this target market. Due to the structure of these licensing arrangements, royalty revenue may fluctuate from period to period.
Gross margin.  Gross margin was $1,142 million for fiscal year 2012 compared to $1,147 million for fiscal year 2011, a decrease of $5 million. As a percentage of net revenue, gross margin decreased slightly to 48% for fiscal year 2012, compared to 49% fiscal year 2011. The slight decrease in gross margin in fiscal year 2012 was driven by product mix, with a higher proportion of sales into our wireless communication target market compared to sales into our higher-margin industrial and automotive electronics target market. This mix effect was substantially offset by (i) an increase in revenue from development agreements and sales and licensing of intellectual property of $51 million in fiscal year 2012, (ii) a $12 million decrease in cost of products sold due to a revision in wafer cost allocation methodology during fiscal year 2012, and (iii) a $8 million decrease in depreciation expense during the fiscal year 2012, resulting from a change in the duration of the useful lives of certain of our manufacturing equipment which occurred in the fourth quarter of fiscal year 2011. During the fiscal quarter ended January 29,

2012, we revised our cost allocation methodology to fully burden with overhead costs the expense for wafers used in research and development projects that are processed through our internal fabrication facilities, or R&D wafer cost allocation methodology.
Research and development.  Research and development expense was $335 million for fiscal year 2012, compared to $317 million for fiscal year 2011, an increase of $18 million or 6%. As a percentage of net revenue, research and development expenses remained flat at 14% for fiscal year 2012, compared to fiscal year 2011. The majority of this increase, in absolute dollars, resulted from investments in our wired infrastructure and wireless communications solutions. Part of the increase was attributable to a $15 million increase in research and development project consumables and services, $12 million of which was due to the change in R&D wafer cost allocation methodology, as discussed above under "Gross margin," which increased gross margin by a corresponding amount. The overall dollar increase in research and development expense was also attributable to an $8 million increase in depreciation expense related to capital expenditures supporting research and development efforts, a $7 million increase in salaries and employee benefits expense, and a $6 million increase in share-based compensation expense attributable to grants of share-based awards at higher fair market values and to our ESPP. These increases were partially offset by a $13 million decrease in accrued incentive compensation expense related to our employee bonus program, which is a variable expense related to our achievement of program performance metrics, and a $3 million decrease in computer software expenses in fiscal year 2012, compared to the fiscal year 2011. The overall dollar increase in research and development expense is also net of $7 million in accrued reimbursements pursuant to research and development grants. We expect research and development expenses to increase in absolute dollars for the foreseeable future, due to the increasing complexity and number of products we plan to develop.
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
Our primary sources of liquidity as at November 3, 2013 consisted of: (1) approximately $985 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our new $575 million unsecured, revolving 2013 credit facility, which is committed until October 28, 2018, all of which is available to be drawn. Our short-term and long-term liquidity requirements primarily arise from: (i) working capital requirements, (ii) research and development and capital expenditure needs, including acquisitions from time to time and (iii) quarterly dividend payments (if and when declared by our Board) and any share repurchases we may choose to make under our share repurchase program. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
On April 4, 2012, our Board of Directors authorized the Company to repurchase up to 15 million of its ordinary shares, referred to as the 2012 share repurchase program. Prior to the expiration of the 2012 share repurchase program on April 9, 2013, during fiscal year 2013 the Company repurchased 0.7 million shares for an aggregate purchase price of $24 million in cash under the 2012 share repurchase program.
On April 10, 2013, our Board authorized the Company to repurchase up to 20 million of its ordinary shares in open market transactions, referred to as the 2013 share repurchase program, to replace the expired 2012 share repurchase program. The 2013 share repurchase program will expire the day prior to the Company's 2014 AGM, unless earlier terminated. During fiscal year 2013, the Company repurchased and retired an aggregate of 1.9 million shares for an aggregate purchase price of $71 million in cash under the 2013 share repurchase program.
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
Our cash and cash equivalents decreased by $99 million to $985 million at November 3, 2013 from $1,084 million at October 28, 2012 primarily as a result of an aggregate of $414 million in cash paid for business acquisitions completed during fiscal year 2013, $15 million in cash paid for equity investments, $236 million in cash paid for capital expenditures, $95 million in cash paid to repurchase 2.6 million of our ordinary shares, and $198 million in cash dividends paid to our shareholders. Partially offsetting the decrease in cash and cash equivalents was $722 million in cash provided by operating activities, $101 million in cash received from the issuance of ordinary shares pursuant to the exercise of options under our employee share option plans and purchase rights under our employee share purchase plan, $13 million in cash received from the sale of equity investments and $10 million in cash received from government grants.
We believe that our cash and cash equivalents on hand, and cash flows from operations, combined with availability under our 2013 unsecured, revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending, quarterly cash dividends (if and when declared by our Board) and any share repurchases we may choose to make under our 2013 share repurchase program for at least the next 12 months.
We anticipate that our capital expenditures for fiscal year 2014 may be higher than for fiscal year 2013, due primarily to continued spending related to ongoing capacity expansion in our Fort Collins internal fabrication facility, as well as spending on equipment to support various research and development projects.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines, such as our recent acquisitions of CyOptics and Javelin. Any such transaction could require significant use of our cash and cash equivalents, or require us to issue debt or equity securities, or borrow under our revolving credit facility to fund the transaction. If we do not have sufficient cash to fund our operations or to finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. We could also reduce certain expenditures such as repurchases of our ordinary shares and payment of our quarterly cash dividend. In such circumstances we may seek to obtain debt or equity financing in the future. However, we cannot assure that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including under our 2013 unsecured, revolving credit facility, will depend on our ability to generate cash in the future. In addition, even though we may not need additional funds, we may still elect to sell additional debt or equity securities or increase our current credit facility for other reasons.

The aggregate acquisition consideration payable in our recently announced transaction to acquire LSI is approximately $6.6 billion in cash. In connection with our entry into the merger agreement relating to that transaction, we also entered into a note purchase agreement with an affiliate of Silver Lake Partners, or SLP, to purchase $1 billion aggregate principal amount of our 2.0% Convertible Senior Notes, or Convertible Notes. The completion of the private placement of the Convertible Notes is contingent on satisfaction or waiver of customary conditions, as well as a requirement that that the merger with LSI shall have been consummated or shall be consummated substantially. The initial conversion rate for the Convertible Notes is 20.8160 shares of Avago's ordinary shares per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $48.04 per ordinary share.  The balance of the acquisition consideration payable by us in connection with the merger agreement is expected to be provided by approximately $1 billion of cash on hand of the combined company and a $4.6 billion term loan. The term loan is expected to be entered into by a newly-formed Avago subsidiary, or Borrower, and will be guaranteed by certain of our other subsidiaries and secured by, subject to certain exceptions, all of the assets of such other subsidiaries and of the Borrower. We have received commitments from a group of banks to provide us with the $4.6 billion term loan, as well as a $500 million secured, revolving credit facility that would replace our current unsecured revolving credit facility.
The following table summarizes our cash flows for the periods indicated (in millions):

	Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Net cash provided by operating activities	$722	$693	$726
Net cash used in investing activities	(652)	(244)	(122)
Net cash used in financing activities	(169)	(194)	(336)
Net (decrease) increase in cash and cash equivalents	$(99)	$255	$268
Cash Flows for the Years Ended November 3, 2013 and October 28, 2012
Operating Activities
Net cash provided by operating activities during the year ended November 3, 2013 was $722 million. The net cash provided by operating activities was principally due to net income of $552 million and non-cash charges of $271 million, partially offset by net cash gains on investments of $10 million, and by changes in operating assets and liabilities of $91 million.
Accounts receivable increased to $418 million at the end of fiscal year 2013 from $341 million at the end of fiscal year 2012. Accounts receivable days sales outstanding increased to 52 days at November 3, 2013 from 51 days at October 28, 2012, primarily due to the 1 to 2-day unfavorable impact of the inclusion of CyOptics accounts receivable, partially offset by timing of collections. We use the current fiscal quarter revenue and accounts receivable at November 3, 2013 in our calculation of number of days sales outstanding.
Inventory increased to $285 million at November 3, 2013 from $194 million at the end of fiscal year 2012. The number of days of inventory on hand increased to 69 days at November 3, 2013 compared to 58 days at October 28, 2012, due primarily to an increase in inventory to prepare for an anticipated increase in demand from our wireless communications target market and significant lifetime purchases of certain wafers and other materials in the fiscal year ended November 3, 2013. Of the 69 days and 58 days of inventory on hand as at November 3, 2013 and October 28, 2012, 9 days and 8 days of inventory on hand, respectively, were attributable to these lifetime purchases. The acquisition of CyOptics resulted in an increase of inventory of $27 million in absolute dollars, but favorably impacted inventory days on hand as at November 3, 2013 by 3 days. We use the current quarter cost of products sold and inventory at November 3, 2013 in our calculation of days on hand of inventory.
Other current assets increased to $130 million at the end of fiscal year 2013 from $72 million at the end of fiscal year 2012 primarily due to a $18 million net increase in current deferred tax assets attributable to the CyOptics and Javelin acquisitions, a $16 million increase in cash advances made to certain of our existing distributors for anticipated distributor price adjustments, a $15 million increase due the purchase of and mark-to-market of our short-term marketable equity securities, a $8 million increase due to the CyOptics employee retention plan, and a $1 million increase in government grant and miscellaneous assets partially offset by a $2 million decrease in receivables from intellectual property-related revenue and a $1 million decrease in deposits paid for fixed assets. During the second quarter of fiscal year 2012, we entered into agreements with certain distributors whereby we agreed to advance cash to them to fund estimated price adjustments. These advances are estimated based on an agreed percentage of the rolling previous three months average ending inventory, as reported by the distributor, multiplied by the rolling previous three months price adjustment credits as a percentage of the distributor's reported rolling previous three months resales. The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances, and are due upon demand. The agreements governing these advances can be cancelled by us at any time. Such advances have no impact on revenue recognition or our consolidated statements of operations and are recorded in other current assets on our consolidated balance sheets.
Current liabilities increased to $423 million at the end of fiscal year 2013 from $346 million at the end of fiscal year 2012 mainly due to an increase in employee compensation and benefits accruals, in accounts payable and other current liabilities. Employee compensation and benefits increased to $98 million at the end of fiscal year 2013 from $61 million at the end of fiscal year 2012 mainly due to performance levels under our employee bonus program related to our overall profitability and other variable performance metrics and increased headcount primarily from acquisitions. Accounts payable increased to $278 million at the end of fiscal year 2013 from $248 million at the end of fiscal year 2012 due to timing of disbursements and a higher volume of purchases to support the increase in revenue over the year. Other current liabilities increased to $46 million at the end of fiscal year 2013 from $36 million at the end of fiscal year 2012, primarily due to a $9 million increase in other accrued liabilities related to the CyOptics acquisition and a $3 million increase in deferred revenue offset by a $2 million decrease in current deferred tax liabilities, income tax and sales and use tax payables and a $1 million decrease in supplier inventory liabilities.
Other long-term assets decreased to $53 million at the end of fiscal year 2013 from $66 million at the end of fiscal year 2012 mainly due to a $42 million decrease in long-term deferred tax assets including valuation allowances offset by a $17 million increase in long-term prepaid expense due to the CyOptics employee retention plan and a $13 million increase to long-term receivables from the CyOptics shareholders.
Other long-term liabilities increased to $105 million at the end of fiscal year 2013 from $95 million at the end of fiscal year 2012 mainly due to a $6 million increase in other accrued liabilities related to CyOptics, a $4 million increase in accrued tax liabilities and a $2 million increase in deferred revenue offset by a $3 million net decrease in pension liability due to the change in actuarial assumptions used in the valuation of our post-retirement benefit and defined benefit pension plans liabilities offset by the net periodic pension expenses recorded during the year for our post-retirement benefit and defined benefit pension plans.
Net cash provided by operating activities during the year ended October 28, 2012 was $693 million. The net cash provided by operating activities was principally due to net income of $563 million and non-cash charges of $217 million, offset by changes in operating assets and liabilities of $87 million.
Investing Activities
Net cash used in investing activities for the year ended November 3, 2013 was $652 million. The net cash used in investing activities principally related to the $373 million and $37 million cash payments for the acquisition of CyOptics and Javelin, respectively, purchases of property, plant and equipment of $236 million, primarily in connection with the expansion of our internal manufacturing facilities in Fort Collins, Colorado, and $15 million paid for the purchase of investments, partially offset by cash proceeds of $13 million from the sales of equity investments.
Net cash used in investing activities for the year ended October 28, 2012 was $244 million. The net cash used in investing activities principally related to purchases of property, plant and equipment of $241 million in connection with the expansion of our internal manufacturing facilities in Fort Collins, Colorado and $4 million related to immaterial business acquisitions completed in fiscal year 2012.
Financing Activities
Net cash used in financing activities for the year ended November 3, 2013 was $169 million. The net cash used in financing activities was principally due to an aggregate of $198 million in payments of cash dividends to shareholders and the payment of an aggregate of $95 million to repurchase and cancel 2.6 million shares of our ordinary stock under our share repurchase programs. This use of cash was partially offset by $101 million in net proceeds provided by the exercises of options, and purchases of our ordinary shares by employees under our ESPP, proceeds from research and development grants of $10 million and an excess tax benefit of $17 million.
Net cash used in financing activities for the year ended October 28, 2012 was $194 million. The net cash used in financing activities was principally due to an aggregate of $137 million in payments of cash dividends to shareholders and the payment of an aggregate of $110 million to repurchase and cancel 3.5 million shares of our ordinary shares under our share repurchase program. This was partially offset by $44 million in net proceeds provided by the exercises of options and purchases of our ordinary shares by employees under our ESPP.

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
Indebtedness
At November 3, 2013, we had $575 million of borrowing capacity available under our new, senior unsecured revolving credit facility.
Capital Lease Obligations

As of November 3, 2013, we had $2 million of capital lease obligations.
Revolving Credit Facility
2011 credit facility
On October 28, 2013, we terminated our $300 million senior unsecured, revolving credit facility under our credit agreement dated March 31, 2011, referred to as the 2011 credit facility. This credit agreement initially provided for a $200 million unsecured revolving credit facility, which was increased to $300 million pursuant to the exercise by Avago Finance of the accordion feature under this credit agreement. There were no outstanding borrowings under the 2011 credit facility at the time of termination. This termination resulted in a loss on extinguishment of debt of $1 million, related to the write-off of debt amortization costs and other related expenses.
2013 credit facility
In connection with the termination of our 2011 credit facility, on October 28, 2013, Avago Technologies Finance Pte. Ltd., or Avago Finance, and certain other subsidiaries of the Company entered into a new credit agreement. The new credit agreement provides for a $575 million senior unsecured, revolving credit facility with a term of five years, ending on October 28, 2018, referred to as the 2013 credit facility. The 2013 credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $20 million. The new credit agreement contains substantially the same terms as the credit agreement relating to the 2011 credit facility, other than the aggregate principal amount of the facility, and contains financial covenants requiring Avago Finance to maintain a maximum leverage ratio and a minimum interest coverage ratio and customary restrictive covenants, including certain restrictions on the ability of our subsidiaries (including Avago Finance) to pay dividends, and customary events of default. Compliance with financial covenants is required for the term of the new credit agreement, irrespective of the amount of borrowings outstanding. Avago Finance has the ability, at any time, to increase the aggregate commitments under the new credit agreement from $575 million to $675 million, subject to certain conditions and the receipt of sufficient commitments for such increase from the lenders. Certain of our subsidiaries guarantee the 2013 credit facility.

Borrowings under our 2013 credit facility are subject to floating rates of interest and will bear interest at a rate per annum equal to:

Base Rate Advances: the highest of (x) Citibank's publicly announced base rate from time to time, (y) the U.S. Federal funds rate plus 0.5% and (z) the British Bankers Association Interest Settlement Rate, or BBA LIBOR Rate applicable to Dollars for a period of one month plus 1.00%; or

Eurocurrency Advances: the rate per annum obtained by dividing (x) the BBA LIBOR Rate for deposits in Dollars for the applicable interest period by (y) a percentage equal to 100% minus the Eurocurrency liabilities reserve percentage specified by the U.S. Federal Reserve System for such interest period, plus, in each case, a margin based on the credit rating of Avago Finance's long-term unsecured debt or Avago Finance's corporate credit rating, as applicable, or the Avago Public Debt Rating. Avago Finance is also required to pay the lenders a commitment fee at a rate per annum that varies based on the Public Debt Rating and the aggregate amount of the available credit or outstanding commitments under the new credit agreement.
As of November 3, 2013, we had no borrowings outstanding under the 2013 revolving credit facility and were in compliance with the financial covenants under our credit agreement. We did not draw on our 2011 credit facility or our 2013 credit facility during fiscal year 2013.
Contractual Commitments
Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, and timing of payments. As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.
The following table sets forth our contractual obligations and commitments as of November 3, 2013 for the fiscal periods noted (in millions):

	Total	2014	2015 to 2016	2017 to 2018	Thereafter
Operating leases(1)	$91	$13	$16	$9	$53
Capital leases(2)	2	1	1	—	—
Other contractual commitments(3)	51	21	24	6	—
Revolving credit facility commitments(4)	5	1	2	2	—
Purchase commitments(5)	124	124	—	—	—
_______________________________________

(1)	Includes operating lease commitments for facilities and equipment that we have entered into with third parties.

(2)	Includes capital lease commitments for equipment that we have entered into with third parties.

(3)	Represents amounts payable pursuant to agreements related to outsourced IT, human resources, financial infrastructure outsourcing services and other services agreements.

(4)	Represents commitment and letter of credit fee amounts due.

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

We also make purchases from a variety of vendors in connection with the expansion of our Fort Collins, Colorado internal fabrication facility. These purchases are typically conducted on a purchase order basis and the amount shown in the table includes $33 million in cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of November 3, 2013.
In addition to the above non-cancelable purchase commitments, we record a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts in conjunction with our write-down of inventory. As of November 3, 2013, the liability for our firm, non-cancelable and unconditional purchase commitments related to inventory suppliers was $1 million. This amount is included in other current liabilities in our consolidated balance sheet at November 3, 2013, and is excluded from the preceding table.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at November 3, 2013, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $23 million of unrecognized tax benefits and accrued interest classified as long-term income tax payable in the consolidated balance sheet as of November 3, 2013 have been excluded from the contractual obligations table above.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at November 3, 2013 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Accounting Changes and Recent Accounting Guidance
For a description of accounting changes and recent accounting guidance, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 2. “Summary of Significant Accounting Policies” to Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Derivative Instruments
Although a majority of our revenue and operating expenses is denominated in U.S. dollars, and we prepare our financial statements in U.S. dollars in accordance with GAAP, a portion of our revenue and operating expenses is in foreign currencies. Our revenues, costs and expenses and monetary assets and liabilities are exposed to changes in currency exchange rates as a result of our global operating and financing activities. To mitigate the exposures resulting from the changes in the exchange rates of these currencies, we enter into foreign exchange forward contracts to hedge a portion of these exposures. Contracts that meet accounting criteria are designated at inception as hedges of the related foreign currency exposures, which include committed and anticipated transactions that are denominated in currencies other than the U.S. dollar. The criteria for designating a derivative as a hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the assessment of the probability that the underlying transaction will occur. Our foreign exchange forward contracts generally mature within three to six months. We do not use derivative financial instruments for speculative or trading purposes. As of November 3, 2013, there were no foreign exchange forward contracts outstanding. Losses (gains) from foreign currency transactions, as well as derivative instruments, are included in our consolidated statements of operations in the amounts of $1 million, $0 million and $0 million for the years ended November 3, 2013, October 28, 2012 and October 30, 2011, respectively.
Interest Rate Risk
Borrowings under our revolving 2013 credit facility are subject to floating rates of interest. Any significant changes in interest rates would increase our borrowing costs under our 2013 credit facility. However, a hypothetical increase of 100 basis points in short-term interest rates would not have a material impact on our revolving 2013 credit facility. We did not have any borrowings outstanding under the 2013 credit facility or the 2011 credit facility during fiscal year 2013 or as at November 3, 2013.
European Debt Exposures
We actively monitor our exposure to the European financial markets, including but not limited to the impact of sovereign debt issues. We also mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial conditions and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of November 3, 2013, we do not believe that we have any material direct or indirect exposure to the European financial markets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVAGO TECHNOLOGIES LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avago Technologies Limited:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Avago Technologies Limited and its subsidiaries at November 3, 2013 and October 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended November 3, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 3, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Controls over Financial Reporting appearing under Item 9A, management has excluded CyOptics, Inc. from its assessment of internal control over financial reporting as of November 3, 2013 because it was acquired by the Company in a business combination during the third quarter of fiscal 2013. We have also excluded CyOptics Inc. from the audit of internal control over financial reporting. CyOptics, Inc. is a wholly owned subsidiary of the Company whose total assets and revenues represent less than 5% and 4% respectively of the related consolidated financial statements as of, and for the year ended November 3, 2013.

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 20, 2013

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED BALANCE SHEETS

	November 3, 2013	October 28, 2012
	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$985	$1,084
Trade accounts receivable, net	418	341
Inventory	285	194
Other current assets	130	72
Total current assets	1,818	1,691
Property, plant and equipment, net	661	503
Goodwill	391	180
Intangible assets, net	492	422
Other long-term assets	53	66
Total assets	$3,415	$2,862
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$278	$248
Employee compensation and benefits	98	61
Capital lease obligations — current	1	1
Other current liabilities	46	36
Total current liabilities	423	346
Long-term liabilities:
Capital lease obligations — non-current	1	2
Other long-term liabilities	105	95
Total liabilities	529	443
Commitments and contingencies (Note 15)
Shareholders’ equity:
Ordinary shares, no par value; 249,100,178 shares and 245,477,491 shares issued and outstanding on November 3, 2013 and October 28, 2012, respectively	1,587	1,479
Retained earnings	1,305	951
Accumulated other comprehensive loss	(6)	(11)
Total shareholders’ equity	2,886	2,419
Total liabilities and shareholders’ equity	$3,415	$2,862

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
	(In millions, except per share data)
Net revenue	$2,520	$2,364	$2,336
Cost of products sold:
Cost of products sold	1,260	1,164	1,133
Amortization of intangible assets	61	56	56
Restructuring charges	1	2	—
Total cost of products sold	1,322	1,222	1,189
Gross margin	1,198	1,142	1,147
Research and development	398	335	317
Selling, general and administrative	222	199	220
Amortization of intangible assets	24	21	22
Restructuring charges	2	5	4
Total operating expenses	646	560	563
Income from operations	552	582	584
Interest expense	(2)	(1)	(4)
Loss on extinguishment of debt	(1)	—	(20)
Other income, net	19	4	1
Income before income taxes	568	585	561
Provision for income taxes	16	22	9
Net income	$552	$563	$552

Net income per share:
Basic	$2.23	$2.30	$2.25
Diluted	$2.19	$2.25	$2.19

Weighted average shares:
Basic	247	245	245
Diluted	252	250	252

Cash dividends declared and paid per share	$0.80	$0.56	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
	(In millions)
Net income	$552	$563	$552
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) of other post-retirement plans and defined benefit pension plans	8	(13)	3
Change in net unrealized gain (loss) on available-for-sale securities	(3)	—	3
Other comprehensive income (loss)	5	(13)	6
Comprehensive income	$557	$550	$558

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
	(In millions)
Cash flows from operating activities:
Net income	$552	$563	$552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187	155	157
Loss on disposal of property, plant and equipment	1	3	1
Share-based compensation	77	53	38
Tax benefits from share-based compensation	25	13	14
Excess tax benefits from share-based compensation	(17)	(9)	(8)
Gain from sale of investments	(10)	—	—
Unrealized gain on trading securities	(4)	—	—
Impairment of investment and loan receivable from investee	—	2	—
Amortization of debt issuance costs	1	—	1
Loss on extinguishment of debt	1	—	6
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	(26)	(13)	(42)
Inventory	(55)	—	(5)
Accounts payable	22	(2)	25
Employee compensation and benefits	32	(28)	7
Other current assets and current liabilities	(58)	(32)	(13)
Other long-term assets and long-term liabilities	(6)	(12)	(7)
Net cash provided by operating activities	722	693	726
Cash flows used in investing activities:
Purchase of property, plant and equipment	(236)	(241)	(112)
Acquisitions, net of cash acquired	(414)	(4)	(8)
Purchases of investments	(15)	—	(1)
Proceeds from sale of investments	13	—	—
Proceeds from insurance claims on property, plant and equipment	—	1	—
Loan receivable from cost method investee	—	—	(1)
Net cash used in investing activities	(652)	(244)	(122)
Cash flows used in financing activities:
Debt repayments	—	—	(230)
Proceeds from government grants	10	2	—
Debt financing costs	(2)	—	(2)
Payment on capital lease obligation	(2)	(2)	(3)
Issuance of ordinary shares, net of issuance costs	101	44	70
Repurchase of ordinary shares	(95)	(110)	(93)
Excess tax benefits from share-based compensation	17	9	8
Dividend payments to shareholders	(198)	(137)	(86)
Net cash used in financing activities	(169)	(194)	(336)
Net (decrease) increase in cash and cash equivalents	(99)	255	268
Cash and cash equivalents at the beginning of year	1,084	829	561
Cash and cash equivalents at end of year	$985	$1,084	$829
Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1	$14
Cash paid for income taxes, net of refunds	$6	$9	$7
The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	Shares	Amount
	(In millions, except share amounts)
Balance as of October 31, 2010	239,888,231	$1,450	$59	$(4)	$1,505
Issuance of ordinary shares in connection with equity incentive plans	8,711,944	70	—	—	70
Repurchase of ordinary shares	(2,637,855)	(93)	—	—	(93)
Share-based compensation	—	38	—	—	38
Tax benefits from share-based compensation	—	14	—	—	14
Cash dividends paid to shareholders	—	—	(86)	—	(86)
Changes in accumulated other comprehensive income:
Unrealized gain on available-for-sale investment	—	—	—	3	3
Actuarial gains and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	3	3
Net income	—	—	552	—	552
Balance as of October 30, 2011	245,962,320	1,479	525	2	2,006
Issuance of ordinary shares in connection with equity incentive plans	3,023,933	44	—	—	44
Repurchase of ordinary shares	(3,508,762)	(110)	—	—	(110)
Share-based compensation	—	53	—	—	53
Tax benefits from share-based compensation	—	13	—	—	13
Cash dividends paid to shareholders	—	—	(137)	—	(137)
Changes in accumulated other comprehensive loss:
Actuarial losses and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	(13)	(13)
Net income	—	—	563	—	563
Balance as of October 28, 2012	245,477,491	1,479	951	(11)	2,419
Issuance of ordinary shares in connection with equity incentive plans	6,198,818	101	—	—	101
Repurchase of ordinary shares	(2,576,131)	(95)	—	—	(95)
Share-based compensation	—	77	—	—	77
Tax benefits from share-based compensation	—	25	—	—	25
Cash dividends paid to shareholders	—	—	(198)	—	(198)
Changes in accumulated other comprehensive income (loss):
Change in unrealized gain on available-for-sale investment	—	—	—	(3)	(3)
Actuarial gains and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	8	8
Net income	—	—	552	—	552
Balance as of November 3, 2013	249,100,178	$1,587	$1,305	$(6)	$2,886

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview and Basis of Presentation
Overview
Avago Technologies Limited, or the "Company", was organized under the laws of the Republic of Singapore in August 2005. We are a designer, developer and global supplier of analog semiconductor devices with a focus on III-V based products. We offer products in three primary target markets. Our wireless communications, wired infrastructure and industrial & other account for the substantial majority of our revenues. Applications for our products in these target markets include cellular phones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, factory automation and displays. References herein to "the Company", "we", "our", "us" and "Avago" are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires.
Basis of Presentation
Fiscal Periods
We operate on a 52- or 53-week fiscal year which ends on the Sunday closest to October 31. Our fiscal year ending November 3, 2013, or fiscal year 2013, is a 53-week fiscal year, with our first fiscal quarter containing 14 weeks. The first quarter of our fiscal year 2013 ended on February 3, 2013, the second quarter ended on May 5, 2013, the third quarter ended on August 4, 2013 and the fourth quarter ended on November 3, 2013.
Principles of Consolidation
Our consolidated financial statements include the accounts of Avago and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. During the second quarter of fiscal 2013, we completed our acquisition of Javelin Semiconductor, Inc., or Javelin. On June 28, 2013, we completed our acquisition of CyOptics, Inc., or CyOptics. In addition, in the fourth quarter of fiscal 2013, we completed one acquisition that was immaterial both in the aggregate and on a standalone basis to consolidated statements of operations. The consolidated financial statements include the results of operations of CyOptics, Javelin and the immaterial acquisition commencing as of their respective acquisition dates. (See Note 3. "Acquisitions and Investments")

2.	Summary of Significant Accounting Policies
Use of estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.
Cash and cash equivalents.  We consider all highly liquid investment securities with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. We determine the appropriate classification of our cash and cash equivalents at the time of purchase. The majority of our cash and cash equivalents are held in financial institutions in Singapore. Cash equivalents included $659 million and $759 million of time deposits as of November 3, 2013 and October 28, 2012, respectively.
Trade accounts receivable, net.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. These allowances were $1 million each as of November 3, 2013 and October 28, 2012, respectively. Accounts receivable are also recorded net of sales returns and distributor allowances. These amounts are recorded when it is both probable and estimable that discounts will be granted or products will be returned. Aggregate accounts receivable allowances at November 3, 2013 and October 28, 2012 were $42 million and $37 million, respectively.
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
We sell our products through our direct sales force, distributors and manufacturers representatives. One direct customer accounted for 26% and 32% of our net accounts receivable balance at November 3, 2013 and October 28, 2012, respectively.
For the fiscal year ended November 3, 2013, one direct customer represented 18% of our net revenue. For the fiscal year ended October 28, 2012, one direct customer represented 17% of our net revenue. For the fiscal year ended October 30, 2011, no direct customer represented 10% or more of our net revenue.
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
Investments.  We determine the appropriate classification of our investments at the time of acquisition and reevaluate such determination at each balance sheet date. Our minority investments in privately-held companies are accounted for using the cost method and evaluated for impairment quarterly. Such analysis requires significant judgment to identify events or circumstances that would likely have a significant other than temporary adverse effect on the carrying value of the investment. At the time of purchase, we classify investments in publicly-traded equity securities, including warrants to acquire such securities, as held by us, as available-for-sale securities or trading securities. These investments are recorded in the consolidated balance sheets at fair value. (See Note 8. “Fair Value.”) Unrealized gains and losses on available-for-sale securities are included as a separate component of accumulated other comprehensive income (loss). Unrealized gains and losses on trading securities are included in current operating results in other income (expense), net. We classify our investments as current or non-current based on the intent of management, the nature of the investments and whether they are readily available for use in current operations. At November 3, 2013, we had $14 million and $5 million of investments, respectively, included in current and other long-term assets. At October 28, 2012 and October 30, 2011 we had $5 million and $6 million of investments included in other long-term assets, respectively. Unrealized gains associated with trading securities were $4 million and included in the financial results for fiscal year ended November 3, 2013.
Deferred Compensation Plan.  Employee contributions under the deferred compensation plan (See Note 6. “Retirement Plans and Post-Retirement Benefits”) are maintained in a rabbi trust and are not readily available to us. Participants can direct the investment of their deferred compensation plan accounts in the same investments funds offered by the 401(k) plan. Although participants direct the investment of these funds, they are classified as trading securities and are included in other current assets. The corresponding liability related to the deferred compensation plan is recorded in other current liabilities. Unrealized gain (loss) in connection with these trading securities is recorded in other income, net, with an offset for the same amount recorded in compensation expense. We had deferred compensation plan assets of $9 million and $8 million at November 3, 2013 and October 28, 2012, respectively, which are included in other current assets. Unrealized gains (losses) associated with these trading securities was not material for fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011.
Derivative instruments.  We are subject to foreign currency risks for transactions denominated in foreign currencies, primarily Singapore Dollar, Malaysian Ringgit, Euro and Japanese Yen. Therefore, we enter into foreign exchange forward contracts to manage financial exposures resulting from the changes in the exchange rates of these foreign currencies. These contracts are designated at inception as hedges of the related foreign currency exposures, which include committed and forecasted revenue and expense transactions that are denominated in currencies other than the functional currency of the subsidiary which has the exposure. We exclude time value from the measurement of effectiveness. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies; our hedging contracts generally mature within three months. We do not use derivative financial instruments for speculative or trading purposes.
We designate our forward contracts as either cash flow or fair value hedges. All derivatives are recognized on the consolidated balance sheets at their fair values. For derivative instruments that are designated and qualify as fair value hedges, changes in value of the instruments are recognized in income in the current period. Such hedges are recorded in net income

(loss) and are offset by the changes in fair value of the underlying assets or liabilities being hedged. For derivative instruments that are designated and qualify as a cash flow hedge, changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss), a component of shareholders’ equity. These amounts are then reclassified and recognized in net income (loss) when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Changes in the fair value of the ineffective portion of derivative instruments are recognized in net income (loss) in the current period, which have not been significant to date. Separate disclosures required for derivative instruments and hedging were not presented because the impact of derivative instruments is immaterial to our consolidated financial statements for all periods presented.
Property, plant and equipment.  Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions, improvements and major renewals are capitalized, and maintenance, repairs and minor renewals are expensed as incurred. Assets are held in construction in progress until placed in service, upon which date, we begin to depreciate these assets. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our property, plant and equipment records and the resulting gain or loss is reflected in the consolidated statements of operations. Buildings and leasehold improvements are generally depreciated over 15 to 40 years, or over the lease period, whichever is shorter, and machinery and equipment are generally depreciated over 3 to 10 years. We use the straight-line method of depreciation for all property, plant and equipment.
Capitalized software development costs.  We capitalize eligible costs related to the application development phase of software developed internally or obtained for internal use in accordance with the accounting guidance on goodwill and other intangible assets. The capitalization of software development costs during the years ended November 3, 2013, October 28, 2012 and October 30, 2011 was not material. We begin amortizing the costs associated with software developed for internal use at the time the software is ready for its intended use over its estimated useful life of 3 years.
Accounting for business combinations. We account for business combinations under the acquisition method of accounting. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to: future expected cash flows from product sales, customer contracts and acquired technologies, expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Results of operations of business combinations completed during fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011 are included in the consolidated financial statements commencing as of their respective acquisition dates. (See Note 3. "Acquisitions and Investments")
Goodwill and purchased intangible assets.  Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Purchased finite-lived intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally 1 to 25 years. Purchased in-process research and development (IPR&D) projects are capitalized at fair value as an indefinite lived intangible asset and assessed for impairment thereafter. Upon completion of each underlying project, IPR&D assets are reclassified as an amortizable purchased intangible asset and amortized over their estimated useful lives. If an IPR&D project is abandoned, we will record a charge for the value of the related intangible asset to our consolidated statements of operations in the period it is abandoned. No project abandonments or transfers from IPR&D to amortizable purchased intangible asset occurred for the fiscal year ended November 3, 2013.
On a quarterly basis, we monitor factors and changes in circumstances that could indicate carrying amounts of long-lived assets, including goodwill, intangible assets, and property, plant and equipment, may not be recoverable. Factors we consider important which could trigger an impairment review include (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and (iii) significant negative industry or economic trends. An impairment loss must be measured if the sum of the expected future cash flows (undiscounted and before interest) from the use and eventual disposition of the asset (or asset group) is less than the net book value of the asset (or asset group). The amount of the impairment loss will generally be measured as the difference between the net book value of the asset (or asset group) and their estimated fair value. We perform an annual impairment review of goodwill and intangibles including IPR&D during the fourth fiscal quarter of each year, or more frequently if we believe indicators of impairment exist. No impairment of long-lived assets resulted from our most recent evaluation of long-lived assets for impairment, which occurred in the fourth quarter of fiscal year 2013. No impairment of long-lived assets resulted in any of the periods presented. Additionally, on a quarterly basis, we assess if there have been triggers that may require us to evaluate the reasonableness of the remaining estimated useful lives of intangible assets and the property, plant & equipment. No such triggers were identified during fiscal year 2013.
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
The following table summarizes the changes in accrued warranty (in millions):

Balance as of October 30, 2011 — included in other current liabilities	$6
Adjustment to estimate - released to cost of products sold	(3)
Utilized	(1)
Balance as of October 28, 2012 — included in other current liabilities	2
Charged to cost of products sold	2
Adjustment to estimate - released to cost of products sold	(1)
Utilized	(1)
Balance as of November 3, 2013 — included in other current liabilities	$2
During the fiscal year ended November 3, 2013, we have released in aggregate $1 million and settled all compensation claims and product issues with a specific quality issue dating back prior to fiscal 2011. In the fiscal years ended October 28, 2012 and October 30, 2011, we released warranty related charges of $1 million and $6 million, respectively, relating to this same quality issue.
Accumulated other comprehensive income (loss).  Accumulated other comprehensive income (loss) includes certain transactions that have been reported in the consolidated statements of shareholders’ equity and consolidated statements of comprehensive income. The components of accumulated other comprehensive income (loss), net of taxes, at November 3, 2013, October 28, 2012 and October 30, 2011 consisted of net unrecognized prior service credit and actuarial gain (loss) on defined benefit pension plans and post-retirement medical benefit plans and unrealized gain(loss) on available-for-sale investments.
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
We enter into development agreements with some of our customers and recognize revenue from these agreements upon completion and acceptance by the customer of contract deliverables or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to completion or delivery of services. As we retain the intellectual property generated from these development agreements, costs related to these arrangements are included in research and development expense. These revenues, which are included in net revenue, totaled $64 million, $62 million and $52 million in fiscal years 2013, 2012 and 2011, respectively.
We recognize revenue from the licensing of our intellectual property when the following fundamental criteria are met:(i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collection of resulting receivables is reasonably assured. Revenue from upfront payments for the licensing of our patents is recognized when the arrangement is mutually signed, if there is no future delivery or future performance obligation and all other criteria are met. Revenue from guaranteed royalty streams are recognized when paid, or collection is reasonably assured and all other criteria are met. When patent licensing arrangements include royalties for future sales of the licensees’ products using our licensed patented technology, revenue is recognized when the royalty report is received from the licensee, at which time the sales price is fixed and determinable, provided that all other criteria have been met. Revenues from licensing and royalty arrangements totaled $18 million and $47 million in fiscal years 2013 and 2012, respectively. Revenue from licensing and royalty arrangements for fiscal year 2011 was immaterial.
Research and development.  Costs related to research, design and development of our products are charged to research and development expense as they are incurred. Research and development expense consists primarily of personnel costs for our engineers engaged in the design and development of our products and technologies, including salary, bonus and share-based compensation expense. These expenses also include project material costs, third-party fees paid to consultants, prototype development expenses, allocated facilities costs and other corporate expenses and computer services costs related to supporting computer tools used in the engineering and design process.
Government grants. Investment incentives related to government grants are recognized when a legal right to the grant exists, there is reasonable assurance that both the terms and conditions associated with the grant will be fulfilled and the grant proceeds will be received. For capital expenditure related government grants, the amount of the grants is recorded as a deferred credit and amortized over the useful life of the asset and are reflected in the consolidated statements of cash flows as a financing activity. All other government grants are recorded as a reduction of the qualifying cost being reimbursed and are reflected in the consolidated statements of cash flows as an operating activity.
Share-based compensation expense.  For time-based options and employee stock purchase plan, or ESPP, rights, we recognize compensation expense based on the estimated grant date fair value method required under the authoritative guidance using the Black-Scholes valuation model with a straight-line amortization method. For share price performance, or market-based, stock options granted, the fair value is estimated using Monte Carlo simulation techniques. Compensation expense for market-based option awards is amortized based upon a graded vesting method. Since the authoritative guidance requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for such awards has been reduced for estimated forfeitures. Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimate. We recognize a benefit from share-based compensation in shareholders' equity if an incremental tax benefit is realized by following the ordering provisions of the tax law.
Shipping and handling costs.  Our shipping and handling costs charged to customers are included in net revenue and the associated expense is recorded in cost of products sold in the consolidated statements of operations for all periods presented.
Advertising.  Business specific advertising costs are expensed as incurred and included within selling, general and administrative expense. Advertising costs was $3 million for fiscal year ended November 3, 2013. Advertising costs were $4 million for each of the fiscal years ended October 28, 2012 and October 30, 2011.
Foreign currency remeasurement.  We operate in a U.S. dollar functional currency environment. As such, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non-monetary items such as inventory and property, plant and equipment, which are remeasured at historical exchange rates. Net income for fiscal years 2013, 2012 and 2011 included net foreign currency losses of $1 million, $0 million and $0 million, respectively, associated with foreign currency remeasurement.
Taxes on income.  We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
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
We account for uncertainty in income taxes in accordance with accounting guidance on income taxes. The guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of accounting guidance on income taxes and in subsequent periods. This guidance also addresses measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. (See Note 10. “Income Taxes”.)
Net income per share.  Basic net income per share is computed using the weighted-average number of ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of ordinary shares and potentially dilutive share equivalents outstanding during the period. Diluted shares outstanding includes the dilutive effect of in-the-money options, market-based share options, restricted share units, or RSUs, and employee share purchase rights under the Avago Technologies Limited Employee Share Purchase Plan, or ESPP. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and to purchase shares under the ESPP, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in ordinary shares when the equity awards become deductible for income tax purposes are collectively assumed to be used to repurchase ordinary shares. The dilutive effect of market-based share options are included when the market conditions have been met.
Diluted net income per share for fiscal years 2013, 2012 and 2011 excluded the potentially dilutive effect of weighted average equity awards (options, RSUs, and ESPP rights) to purchase 2 million, 2 million and 1 million ordinary shares, respectively, as their effect was antidilutive.
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in millions, except per share data):

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Net income (Numerator):
Net income	$552	$563	$552
Shares (Denominator):
Basic weighted average ordinary shares outstanding	247	245	245
Add: Incremental shares for:
Dilutive effect of share options, RSUs, and ESPP rights	5	5	7
Shares used in diluted computation	252	250	252

Net income per share:
Basic	$2.23	$2.30	$2.25
Diluted	$2.19	$2.25	$2.19
Recently Adopted Accounting Guidance
In fiscal year 2013, we adopted guidance on the presentation of comprehensive income issued by the Financial Accounting Standards Board, or FASB, which requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been deferred by an update issued by the FASB in December 2011. Upon adoption of this guidance, we have separately reported Consolidated Statements of Comprehensive Income and the adoption did not have a significant impact on our results of operations and financial position.
In fiscal year 2013, we adopted the updated guidance issued by the FASB, related to goodwill impairment testing, which reduces the cost and complexity of the goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The adoption of this guidance did not have a significant impact on our results of operations and financial position.

In fiscal year 2013, we adopted updated guidance on indefinite-lived intangible assets impairment test issued by the FASB. This guidance is intended to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment, other than goodwill. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The adoption of this guidance did not have a significant impact on our results of operations and financial position.
Recent Accounting Guidance Not Yet Adopted
In February 2013, the FASB issued updated guidance on reporting on reclassifications out of accumulated other comprehensive income (loss). This guidance seeks to improve the reporting of such reclassifications by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this guidance supersede the presentation requirements for reclassifications out of accumulated other comprehensive income (loss) in previously issued guidance. This guidance will be effective for our first quarter of fiscal year 2014. The adoption of this guidance will affect the presentation of comprehensive income, but will not impact our results of operations or financial condition.
In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance is effective for our first quarter of fiscal year 2015 and is consistent with our current practice. The adoption of this guidance will not have a significant impact on our results of operations and financial position.

3.	Acquisitions and Investments
Acquisitions
The consolidated financial statements include the results of operations of the acquired companies commencing on their respective acquisition dates.
During fiscal year 2013, we acquired CyOptics and Javelin, both U.S.-based companies, for aggregate consideration of approximately $377 million and $37 million, respectively. In the fourth quarter of fiscal year 2013, we also completed the purchase of certain assets of a non-US, privately held company for approximately $4 million in cash.
During fiscal year 2012, we made two acquisitions that were immaterial both in the aggregate and on a standalone basis to our consolidated results of operations.
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
Unaudited pro-forma results of operations for CyOptics acquisition are presented below. Unaudited pro-forma results of operations for other acquisitions completed in fiscal years 2013, 2012 and 2011 have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to our consolidated financial statements.
Acquisition related transaction costs such as legal, accounting and other related expenses were recorded as a component of selling, general and administrative expense in our consolidated statements of operations. During fiscal year 2013, we incurred $5 million in transaction costs related to acquisitions. Acquisition related transaction costs were not material for both fiscal years 2012 and 2011.
CyOptics
On June 28, 2013, we completed our acquisition of CyOptics, a U.S.-based company that manufactures and sells Indium Phosphide, or InP, optical chip and component technologies for the data communications and telecommunications markets. CyOptics has front-end manufacturing operations in the U.S. and back-end manufacturing operations in Mexico. As a result of the CyOptics acquisition, we acquired approximately 1,100 additional employees, with 745 of these employees located in Mexico. The aggregate consideration for the acquisition was approximately $377 million including a $1 million working capital adjustment payment made in the fiscal quarter ended November 3, 2013, of which $373 million was paid in cash, net of $3 million in cash acquired, to acquire all of the outstanding shares of capital stock of CyOptics. We also agreed to pay additional deferred consideration to the previous shareholders of CyOptics in the amount of $4 million one year subsequent to the acquisition date, which was recorded as a liability.
In addition, approximately $27 million is payable to key employees. This amount was paid into escrow, recorded as other current assets and other long-term assets and will be disbursed in the form of retention bonuses over a three-year period subsequent to the acquisition date. The amounts disbursed will be recognized as compensation expense over the same period as operating expense in our consolidated statements of operations.
As of November 3, 2013, we preliminarily estimated the fair value of the acquired assets and liabilities for CyOptics and allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition. As additional information becomes available, such as finalization of tax related matters, we may revise our preliminary purchase price allocation.
Our primary reason for acquiring CyOptics was to strengthen our fiber optics product portfolio for emerging 40G and 100G enterprise and data center applications, through CyOptics' single-mode InP laser, receiver and photonics integration capability. Our optical transceiver products primarily leverage VCSEL-based technology today. In addition, we also acquired CyOptics for their optical components business, which serves segments of the access, metro and long-haul markets. The purchase price for CyOptics was determined based on cash flow projections assuming the integration of any acquired technology and products with our own, which are of considerably greater value than utilizing CyOptics’ technology or products on a standalone basis, as well as the assembled workforce of CyOptics. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired, and, as a result, we have recorded goodwill in connection with this transaction. This acquired goodwill is not deductible for tax purposes.
During the fourth quarter of fiscal year 2013, adjustments were made to account for a $10 million increase to fixed assets, based on the result of the physical fixed assets counts, a $4 million increase in deferred tax liabilities for the aforementioned adjustment, a $3 million increase in deferred tax liabilities related to measurement period tax positions and a $1 million increase in consideration paid due to payments related to working capital adjustments. These adjustments resulted in a $2 million decrease in the fair value assigned to goodwill related to post-acquisition fixed assets counts, working capital settlement and deferred tax adjustments. (See Note 4. "Goodwill and Intangible Assets").
Our preliminary allocation of the total cash consideration paid for CyOptics and the purchased intangible assets with adjustments made through November 3, 2013 were as follows (in millions, except for useful lives):

Estimated Fair Value
Trade accounts receivable	$51
Inventory	35
Other current assets	2
Property, plant and equipment	44
Goodwill	190
Intangible assets	141
Total assets acquired	$463
Accounts payable	(25)
Employee compensation and benefits	(5)
Other current liabilities	(2)
Long-term deferred tax liabilities (included in Other long-term liabilities)	(54)
Total liabilities assumed	$(86)
Purchase price allocation	$377
There were no significant contingencies assumed as part of the acquisition. We have recorded $12 million in indemnification receivables in other long-term assets for tax positions related to CyOptics value added tax and income tax payables existing prior to the acquisition.

	Estimated Fair Value	Estimated Useful Lives
Purchased intangible assets
Purchased technology - base product	$98	8
Purchased technology - packaging	3	5
Customer relationships	32	7
Other - customer backlog	4	1
Total identified intangible finite lived assets	137
In process research and development indefinite lived assets	4
Total identified intangible assets	$141

Purchased Intangible Assets. Developed technology represents base product technology and packaging technology. We valued the base product technology that generates cash flows from sales of the existing products using the income approach, specifically the multi-period excess earnings method which calculates the value based on the risk-adjusted present value of the cash flows specific to the products, allowing for a reasonable return. The useful life of 8 years was determined based on the technology cycle related to the base product technology as well as the life of current legacy products.
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
We believe the amount recorded as developed technology, customer relationships, customer backlog and IPR&D, represent the fair value of and approximate the amount a market participant would pay for these projects as of the acquisition date.
The purchased intangible assets are being amortized over their estimated useful lives of 1 year to 8 years. (See Note 4. "Goodwill and Intangible Assets").
Included in the consolidated statements of operations for fiscal year 2013 was net revenue of $85 million for CyOptics.
Unaudited Pro Forma Information. The following table presents certain unaudited pro forma financial information for each of the fiscal years ended November 3, 2013 and October 28, 2012 as if CyOptics had been acquired as of the beginning of the fiscal year prior to the acquisition date. The unaudited estimated pro forma information combines the historical results of CyOptics with our consolidated historical results and includes certain fair value adjustments reflecting the estimated impact of amortization of purchased intangible assets and depreciation of acquired property, plant and equipment for the respective periods. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of our fiscal year 2012 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below (in millions, except for per share amounts):

	Fiscal Year Ended
	November 3, 2013	October 28, 2012
Pro forma net revenue	$2,663	$2,578
Pro forma net income	$547	$551
Pro forma net income per share-basic	$2.21	$2.25
Pro forma net income per share-diluted	$2.17	$2.20

Javelin
During the second quarter of fiscal year 2013, we acquired Javelin Semiconductor, Inc. or Javelin, a U.S.-based company, engaged in developing mixed-signal complementary metal oxide semiconductor integrated circuits, or CMOS ICs, for wireless communications for aggregate consideration of approximately $37 million in cash. A portion of the cash consideration was used to immediately pay off outstanding debt of the acquired company totaling $5 million in the aggregate. The purchase price was allocated to the acquired net assets, based on estimates of fair values, as follows: net assets of $37 million including intangible assets of $10 million, net short-term deferred tax assets of $7 million and goodwill of $21 million. The intangible assets are being amortized over their estimated useful lives of 10 years. (See Note 5. "Goodwill and Intangible Assets").
We acquired Javelin for their radio frequency CMOS engineering talent and technical personnel and technology to form the foundation of our radio frequency CMOS design and development for products for its wireless target market. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired, and, as a result, we have recorded goodwill in connection with this transaction. This acquired goodwill is not deductible for tax purposes.
Investments
We determine the appropriate classification of our investments at the time of acquisition and re-evaluate such determination at each balance sheet date. We record at cost non-marketable equity investments where we do not have the ability to exercise significant influence or control and periodically review them for impairment.
In the fourth quarter of fiscal year 2013, we made a minority investment of $5 million in the equity of a privately-held non-U.S. based company. This minority equity investment is accounted for under the cost method and is included on the consolidated balance sheets in other long-term assets. In addition, we completed a sale of our entire minority interest investment in a private foreign company that we acquired from Agilent, our predecessor company, in connection with the acquisition of the Semiconductor Products Group, or SPG, Business from Agilent in December 2005, which we refer to as the SPG Acquisition. As a result of the sale, we realized a gain of approximately $1 million which was recorded in other income, net. (See Note 12. "Other income, net")
In the third quarter of fiscal year 2013, in addition to our initial $1 million investment made in fiscal year 2010 in a non-U.S.-based stock exchange listed company resulting in our initial ownership of 33 million ordinary shares, we made an additional investment of $1 million as part of a rights offering to its existing shareholders. In connection with this additional investment, we purchased approximately 8 million ordinary shares and received approximately 16 million warrants to acquire a corresponding number of ordinary shares of the investee per the terms of the rights offerings. We classified our total investment in the company's ordinary shares as available-for-sale securities and the warrants as trading securities. In the fourth quarter of fiscal year 2013, we exited our entire investment in the ordinary shares and warrants of this company. For the fourth fiscal quarter and year 2013, we realized a gain of $7 million and $9 million, respectively, from the sale of the ordinary shares and warrants which were recorded in other income, net. (See Note 12. "Other income, net")
In fiscal year 2013, we made a minority equity investment of $9 million in a U.S. stock exchange listed company. At November 3, 2013, we classified this investment as trading securities. (See Note 8. "Fair Value.")
During fiscal year 2011, we made an investment of $1 million in the common shares of a non-U.S. privately-held company and we also provided them with a secured loan of $1 million for a term of one year and received a warrant to purchase up to 1 million additional common shares of the company. Based on the quantitative assessment of the financial condition and business prospects of the investee, this equity investment and loan were both determined to be impaired in fiscal year 2012.

4.	Balance Sheet Components
Inventory
Inventory consists of the following (in millions):

	November 3, 2013	October 28, 2012
Finished goods	$53	$42
Work-in-process	154	99
Raw materials	78	53
Total inventory	$285	$194

Inventory as of November 3, 2013 includes $27 million of inventory related to CyOptics, which was acquired in June 2013. During the fiscal year ended November 3, 2013, we recorded write-downs to inventories with a charge recorded to cost of products sold of $14 million, associated with reduced demand assumptions, compared to $11 million recorded during the fiscal year ended October 28, 2012 and $20 million recorded during the fiscal year ended October 30, 2011.
Other Current Assets
Other current assets consist of the following (in millions):

	November 3, 2013	October 28, 2012
Distributor deposits	$32	$16
Deferred income tax assets	32	14
Prepayments	16	8
Other receivables	15	15
Short-term marketable equity investment	14	—
Deferred compensation plan assets	9	8
Non-U.S. transaction tax receivable	4	3
Other	8	8
Total other current assets	$130	$72

Starting from the second quarter of fiscal year 2012, we entered into agreements with certain distributors whereby we agreed to advance cash to them to fund estimated future price adjustments. These advances are estimated based on an agreed percentage of the rolling previous three months average ending inventory, as reported by the distributor, multiplied by the rolling previous three months price adjustment credits as a percentage of the distributor's reported rolling previous three months resales. The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances, and are due upon demand. The agreements governing these advances can be cancelled by us at any time. Such advances have no impact on revenue recognition or our consolidated statements of operations and are recorded in other current assets on our consolidated balance sheets.
Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

	November 3, 2013	October 28, 2012
Land	$12	$11
Construction in progress	83	127
Buildings and leasehold improvements	182	158
Machinery and equipment	955	692
Total property, plant and equipment	1,232	988
Accumulated depreciation and amortization	(571)	(485)
Total property, plant and equipment, net	$661	$503

Depreciation expense was $102 million, $78 million and $79 million, for the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011, respectively.
Effective August 1, 2011, following a comprehensive study, we extended the estimated depreciable useful lives of certain equipment in our internal fabrication facilities, in order to more accurately reflect their expected useful lives. As a result of this change in our accounting estimate, depreciation expense for the fiscal years ended October 28, 2012 and October 30, 2011 was reduced by $8 million and $3 million, respectively, and gross margin, income from operations and net income increased by approximately the same amount.
At November 3, 2013 and October 28, 2012, machinery and equipment included $72 million and $67 million of software costs, respectively, and accumulated amortization included $60 million and $51 million, respectively.
At November 3, 2013 and October 28, 2012, we had $8 million and $12 million of gross carrying amount of assets under capital leases, respectively, and accumulated amortization of $6 million and $8 million, respectively.
At November 3, 2013 and October 28, 2012, we had $31 million and $48 million, respectively, of unpaid purchases of property, plant, and equipment included in accounts payable. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statements of cash flows in the period they are paid.
Other Current Liabilities
Other current liabilities consist of the following (in millions):

	November 3, 2013	October 28, 2012
Income and other taxes payable	$15	$16
Deferred revenue	11	8
Acquisition-related payable	10	—
Accrued commissions	5	5
Warranty	2	2
Supplier liabilities	1	2
Restructuring charges	—	1
Other	2	2
Total other current liabilities	$46	$36

5.	Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill (in millions):

Balance as of October 30, 2011	$177
2012 acquisitions (Note 3. “Acquisitions and Investments”)	3
Balance as of October 28, 2012	180
2013 acquisitions (Note 3. "Acquisitions and Investments")	211
Balance as of November 3, 2013	$391

Intangible Assets
Purchased intangibles consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of November 3, 2013
Purchased technology	$843	$(462)	$381
Customer and distributor relationships	289	(186)	103
Other	8	(4)	4
Intangible assets subject to amortization	1,140	(652)	488
In-process research and development	4	—	4
Total	$1,144	$(652)	$492

As of October 28, 2012
Purchased technology	$728	$(402)	$326
Customer and distributor relationships	257	(163)	94
Other	4	(2)	2
Total	$989	$(567)	$422
The following table presents the amortization of purchased intangible assets (in millions):

	Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Cost of products sold	$61	$56	$56
Operating expenses	24	21	22
Total	$85	$77	$78

During fiscal year 2013, we recorded intangible assets with weighted-average amortization periods as follows:

	Gross Carrying Amount (in millions)	Weighted-Average Amortization Period (in years)
Javelin acquisition	$10	10
CyOptics acquisition	137	8
Other acquisition	4	5
CyOptics in-process research and development	4	—
Total	$155

Based on the amount of intangible assets subject to amortization at November 3, 2013, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2014	$99
2015	95
2016	78
2017	68
2018	33
Thereafter	115
$488

The weighted average amortization periods remaining by intangible asset category were as follows (in years):

	November 3, 2013	October 28, 2012
Amortizable intangible assets:
Purchased technology	7	7
Customer and distributor relationships	6	7
Other	7	22

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
U.S. Deferred Compensation Plan.  We also have a deferred compensation plan, which allows highly compensated employees (as defined by IRS regulations) to voluntarily defer greater percentages of compensation than would otherwise be permitted under the salary deferral 401(k) plan and IRS regulations. The deferred compensation plan is a non-qualified plan of deferred compensation maintained in a rabbi trust. Participants can direct the investment of their deferred compensation plan accounts that are generally the same as the investment funds offered by the 401(k) plan. Participants and their beneficiaries, heirs, successors and assigns shall have no legal or equitable rights, interests or claims in any property or assets of the Company. For purposes of the payment of benefits under the deferred compensation plan, any and all of Avago’s assets shall be, and shall remain Avago’s general, unpledged, unrestricted assets. Avago's obligation under the deferred compensation plan shall be merely that of an unfunded and unsecured promise to pay money in the future.
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

The net pension plan costs of our non-U.S defined benefit plans for the years ended November 3, 2013, October 28, 2012 and October 30, 2011 were $5 million each. The net pension plan costs of our U.S. post-retirement medical benefit plans for the years ended November 3, 2013, October 28, 2012 and October 30, 2011 were $1 million, $2 million and $1 million, respectively.
For the year ended November 3, 2013, we recognized $0 million (net of tax benefit of $3 million) of unrealized net actuarial gains in accumulated other comprehensive loss, related to our non-U.S. defined benefit plans. Of the unrealized net actuarial gains included in accumulated other comprehensive loss, related to our non-U.S. defined benefit plans, we expect to recognize $1 million in fiscal year 2014. For the year ended October 28, 2012, we recognized $11 million of unrealized net actuarial losses in accumulated other comprehensive loss (net of tax of $0 million), related to our non-U.S. defined benefit plans. For the year ended October 30, 2011, we recognized $4 million of unrealized net actuarial gains in accumulated other comprehensive income (net of tax of $0 million), related to our non-U.S. defined benefit plans.
During the year ended November 3, 2013, we recognized $8 million of unrealized net actuarial gains in accumulated other comprehensive loss (net of tax of $3 million), related to our U.S. post-retirement medical benefit plans, of which we expect to recognize $1 million gain in fiscal year 2014. During the year ended October 28, 2012, we recognized $2 million of unrealized net actuarial losses in accumulated other comprehensive income (net of tax of $1 million), related to our U.S. post-retirement medical benefit plans. Of the unrealized prior service cost included in accumulated other comprehensive loss, related to our U.S. post-retirement medical benefit plans, we recognized an immaterial amount in fiscal year 2013. During the year ended October 30, 2011, we recognized $1 million of unrealized net actuarial losses in accumulated other comprehensive loss (net of tax of $1 million), related to our U.S. post-retirement medical benefit plans. Other long-term assets include deferred tax assets relating to pension liabilities and post-retirement medical benefit plan liabilities.
Net Periodic Benefit Cost. For the years ended November 3, 2013, October 28, 2012 and October 30, 2011, components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss were comprised of (in millions):

	Non-U.S. Defined Benefit Plans			U.S. Post Retirement Medical Benefit Plans
	November 3, 2013	October 28, 2012	October 30, 2011	November 3, 2013	October 28, 2012	October 30, 2011
Net periodic benefit cost:
Service cost	$3	$4	$4	$—	$1	$—
Interest cost	2	1	1	1	1	1
Net periodic benefit cost	$5	$5	$5	$1	$2	$1

Other changes in plan assets and benefit obligations recognized in accumulated comprehensive (income) loss:
Net actuarial (gain) loss	$4	$11	$(5)	$(11)	$3	$1
Prior service cost	—	—	1	—	—	—
Currency impact	—	—	—	—	—	—
Total recognized in accumulated comprehensive (income) loss	$4	$11	$(4)	$(11)	$3	$1

Funded Status.  The funded status of the U.S. post-retirement medical benefit plans and non-U.S. defined benefit plans was as follows (in millions):

	Non-U.S. Defined Benefit Plans		U.S. Post Retirement Medical Benefit Plans
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Change in plan assets:
Fair value — beginning of period	$13	$14	$—	$—
Employer contributions	1	1	—	—
Payments from plan assets	(1)	(2)	—	—
Fair value of plan assets — end of period	$13	$13	$—	$—
Change in benefit obligation:
Benefit obligation — beginning of period	$46	$32	$32	$27
Service cost	3	4	—	1
Interest cost	2	1	1	1
Actuarial (gain) loss	4	11	(11)	3
Benefit payments	(1)	(1)	—	—
Currency impact	1	(1)	—	—
Benefit obligation — end of period	$55	$46	$22	$32

Plan assets less than benefit obligation	$(42)	$(33)	$(22)	$(32)

Amounts recognized in the consolidated balance sheets were as follows (in millions):

	Non-U.S. Defined Benefit Plans		U.S. Post Retirement Medical Benefit Plans
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Other current liabilities	$—	$—	$1	$1
Other long-term liabilities	$41	$33	$21	$31
Amounts recognized in accumulated other comprehensive income (loss) net of taxes:
Prior service benefits (cost)	$(1)	$(1)	$—	$—
Net actuarial gains (losses)	(9)	(9)	4	(4)
Total amounts recognized in accumulated other comprehensive income (loss) net of taxes	$(10)	$(10)	$4	$(4)

As of November 3, 2013 and October 28, 2012, the amounts of the obligations for our non-U.S. defined benefit plans were as follows (in millions):

	Non-U.S. Defined Benefit Plans
	November 3, 2013	October 28, 2012
Aggregate projected benefit obligation (“PBO”)	$47	$46
Aggregate accumulated benefit obligation (“ABO”)	$55	$40

We currently expect to make contributions of $0 million and $1 million, respectively, to our non-U.S. defined benefit plans and U.S. post-retirement medical benefit plans in fiscal year 2014. It is expected that as of November 3, 2013 various benefit plans will make payments over the next ten fiscal years as follows (in millions):

	Non-U.S. Defined Benefit Plans	U.S. Post Retirement Medical Benefit Plans
2014	$1	$1
2015	1	1
2016	1	1
2017	1	1
2018	1	2
2019-2023	12	9

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

Our non-U.S. defined benefit pension plans weighted average asset allocations by category were:

	Non-U.S. Defined Benefit Plans
	November 3, 2013		October 28, 2012
	Actual	Target	Actual	Target
Fixed income	88%	88%	83%	83%
Time deposits	2	2	16	16
Other	10	10	1	1
Total	100%	100%	100%	100%

Fair Value Measurement of Plan Assets  The following table presents the fair value of plan assets by major categories using the same three-level hierarchy described in Note 8. “Fair Value” (in millions):

Fair Value Measurement as of November 3, 2013 Using
Quoted Prices in Active Market for Identical Assets (Level 1)
Assets:
Fixed income	$12
Total assets	$12

Fixed income assets consist primarily of funds that invest in Euro-denominated government bonds. These government bonds are valued at quoted prices reported in the active market. The remaining balance of plan assets include time deposits, cash and other of $1 million as of November 3, 2013.

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

	Assumptions for Benefit Obligation as of		Assumptions for Expense Year Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012	October 30, 2011
Non-U.S. defined benefit plans:
Discount rate	1.00%-4.75%	1.25%-4.25%	1.25%-4.25%	1.50%-5.75%	1.50%-5.00%
Average increase in compensation levels	2.50%-4.00%	2.00%-5.00%	2.00%-5.00%	2.50%-3.50%	2.50%-5.00%
Expected long-term return on assets	1.50%-3.00%	2.00%-3.00%	2.00%-3.00%	2.00%-4.00%	1.50%-4.00%

	Assumptions for Benefit Obligation as of		Assumptions for Expense Year Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012	October 30, 2011
U.S. post-retirement medical benefits plan:
Discount rate	4.00%	3.50%	3.50%	4.50%	5.50%
Current medical cost trend rate	8.33%	8.67%	8.67%	9.00%	9.00%
Ultimate medical cost trend rate	3.50%	3.50%	3.50%	4.00%	4.50%
Medical cost trend rate decreases to ultimate trend rate in year	2031	2031	2031	2026	2025
Changes in the assumed health care cost trend rates could have a significant effect on the amounts reported for the U.S. post-retirement medical benefit plans. A one percentage point change in the assumed healthcare cost trend rates for the year ended November 3, 2013 would have the following effects:

	1% Increase	1% Decrease
Effect on U.S. post-retirement medical benefit obligation (in millions)	$1	$(1)
Percentage effect on U.S. post-retirement medical benefit obligation	7%	(6)%
A one percentage point increase or decrease in our healthcare cost trend rates would have increased or decreased the service and interest cost components of the net periodic benefit cost by $0 million.
In December 2013, plan amendments, effective January 1, 2014, were made to the U.S. post-retirement medical benefit plan. The plan amendment affected active employees and had no impact to existing retirees. A cash settlement based on age and years of service will be paid to employees eligible for the spending account of $40,000 under our retiree medical account program. This cash settlement is estimated to occur in the first quarter of fiscal year 2014. For those employees eligible for the spending account of $55,000, upon retirement, the period during which retirees may claim reimbursement for premiums paid for medical coverage has been extended from age 65 to 75. In addition, those employees previously eligible for the traditional retiree medical plan upon retirement will only be eligible for the extended $55,000 retiree medical account program. Based on the above plan amendments, there will be both a curtailment and a settlement impact to the consolidated financial statements. The plan amendments are estimated to reduce the aggregate benefit obligation by $8 million to $14 million. Further, the estimated curtailment impact to results from operations is a gain of $1 million and the settlement impact is a gain of $2 million.

7.	Borrowings
We had no borrowings as of November 3, 2013 and October 28, 2012.
2013 Revolving Credit Facility

On October 28, 2013, Avago Technologies Finance Pte. Ltd., or Avago Finance, and certain other subsidiaries of the Company entered into a new credit agreement with a syndicate of financial institutions, referred to as the 2013 credit agreement. The 2013 credit agreement provides for a $575 million unsecured, revolving credit facility. The credit agreement expires on October 28, 2018. The 2013 credit agreement includes (i) financial covenants requiring Avago Finance to maintain a maximum leverage ratio and a minimum interest coverage ratio; (ii) customary restrictive covenants (subject, in each case, to certain exceptions and amounts) that limit Avago Finance’s ability to, among other things, create liens, merge or consolidate with and into other persons, pay dividends and sell assets; (iii) customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments; and (iv) customary representations and warranties. Compliance with financial covenants is required for the term of the 2013 credit agreement irrespective of the amount of borrowing outstanding. In addition, Avago Finance has the ability, at any time, to increase the aggregate commitments under the 2013 credit agreement from $575 million to $675 million subject to the condition that no default or event of default shall have occurred and be continuing and other terms and conditions set forth in the credit agreement, and the receipt of sufficient commitments for such increase from the lenders.
Certain subsidiaries of the Company guarantee the new unsecured, revolving credit facility. The 2013 credit agreement also provides for the issuance of letters of credit of up to $20 million in the aggregate, which reduces the available borrowing capacity under the unsecured, revolving credit facility on a dollar for dollar basis. As of November 3, 2013, we had $575 million available under the 2013 unsecured, revolving credit facility and were in compliance with the financial covenants under our 2013 credit agreement.
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
2011 Revolving Credit Facility
On October 28, 2013, in connection with entering into the 2013 credit agreement discussed above, we terminated our previous $300 million senior unsecured credit facility (originally a $200 million credit facility), under the credit agreement among Avago Finance and certain other subsidiaries of the Company and a syndicate of financial institutions entered into on March 31, 2011, or the 2011 credit agreement. There were no outstanding loan borrowings under this facility at the time of termination. This termination resulted in a loss on extinguishment of debt of $1 million, related to the write-off of debt amortization costs and other related expenses and is shown on the consolidated statements of operations.
On August 6, 2012, Avago Finance exercised the accordion feature under the 2011 credit agreement to increase the aggregate commitments for its unsecured revolving credit facility from $200 million to $300 million. This increase in the unsecured, revolving credit facility commitment result in a corresponding increase in commitment fees payable under the credit agreement. (See Note 11. "Interest Expense")
Senior Secured Credit Facility
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
During fiscal year 2011, we redeemed the remaining $230 million aggregate principal amount outstanding of our senior subordinated notes. We redeemed the senior subordinated notes at a 5.938% premium of the principal amount plus accrued interest, resulting in a loss on extinguishment of debt of $19 million, which consisted of a $14 million premium and a $5 million write-off of debt issuance costs and other related expenses.
Debt Issuance Costs
Unamortized debt issuance costs associated with the 2013 credit facility were $2 million at November 3, 2013 and unamortized debt issuance costs associated with the 2011 credit facility were $1 million at October 28, 2012, and are included in other current assets and other long-term assets on the consolidated balance sheets. Amortization of debt issuance costs is classified as interest expense in the consolidated statements of operations.(See Note 11. "Interest Expense")

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
The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:
Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include bank acceptances, trading securities investments and investment funds (i.e., deferred compensation plan assets). We measure trading securities investments and investment funds at quoted market prices as they are traded in an active market with sufficient volume and frequency of transactions.
Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. We did not have any Level 2 assets activities during the fiscal year ended November 3, 2013.
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
During fiscal year 2013, we made a minority equity investment of $9 million in a U.S. stock exchange listed company. At November 3, 2013, this minority equity investment was $14 million at fair value and we classified this investment as trading securities in other current assets on the consolidated balance sheets. We did not have any Level 3 asset or liability activities other than those noted above during the fiscal year ended November 3, 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below sets forth by level our financial assets and liabilities that were accounted for at fair value as of November 3, 2013. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions):

	November 3, 2013
	Portion of Carrying Value Measured at Fair Value	Fair Value Measurement Using Quoted Prices in Active Market for Identical Assets (Level 1)	Fair Value Measurement Using Significant Other Inputs (Level 2)	Fair Value Measurement Using Significant Other Inputs (Level 3)
Assets:
Trading Securities (1)	$14	$14	—	—
Investment Funds - Deferred Compensation Plan Assets (1)	9	9	—	—
Bank acceptance (1)	1	1	—	—
Total assets measured at fair value	$24	$24	$—	$—
Liabilities:
Investment Funds - Deferred Compensation Plan Liabilities (2)	$9	$—	$9	$—
Total liabilities measured at fair value	$9	$—	$9	$—
_______________________________________

(1)	Included in other current assets in our consolidated balance sheets

(2)	Included in other current liabilities in our consolidated balance sheets
During the fiscal year ended November 3, 2013, there were no transfers between Level 1 and Level 2 fair value instruments.
Assets Measured at Fair Value on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value as of November 3, 2013.
Fair Value of Other Financial Instruments
The fair values of cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.

9.	Shareholders’ Equity
On August 6, 2010, we filed a shelf registration statement on Form S-3 with the SEC, through which we or selling securityholders may sell from time to time any combination of ordinary shares, debt securities, warrants, rights, purchase contracts and units, in one or more offerings. Since then, certain of our shareholders sold our ordinary shares in a number of registered public offerings, as set forth in the table below. We did not receive any proceeds from the sale of shares sold in these offerings other than, in some instances, proceeds from options exercised by a shareholder in connection with the sale of shares by the shareholder in such offerings. This shelf registration statement expired in August 2013.

Date of final prospectus (filed with the SEC)	Date transaction closed	Number of shares sold by shareholders in the transaction
August 13, 2010	August 18, 2010	14,905,000
December 6, 2010	December 10, 2010	25,000,000
January 18, 2011	January 21, 2011	25,000,000
February 28, 2011	March 4, 2011	25,000,000
May 31, 2011	June 3, 2011	25,000,000
September 28, 2011	October 3, 2011	17,250,000
December 6, 2012	December 12, 2012	21,490,022

On October 30, 2013, we filed a shelf registration statement on Form S-3 with the SEC, through which we or selling securityholders may sell from time to time any combination of ordinary shares, debt securities, warrants, rights, purchase contracts and units, in one or more offerings.
Share Repurchase Program
On April 4, 2012, the Board of Directors, or the Board, authorized the Company to repurchase up to 15 million of its outstanding ordinary shares, referred to as the 2012 repurchase program. The 2012 repurchase program expired on April 9, 2013, the day prior to the Company's 2013 annual general meeting on April 10, 2013. Under the 2012 share repurchase program, the Company repurchased and cancelled approximately 0.7 million shares for an aggregate purchase price of $24 million in cash during the two fiscal quarters ended May 5, 2013 prior to the expiration of the plan. The weighted-average purchase price per share for shares repurchased was $33.42 for the two fiscal quarters ended May 5, 2013. All repurchased shares were immediately retired.
On April 10, 2013, the Board authorized the Company to repurchase up to 20 million of its ordinary shares, or the 2013 share repurchase program. This program replaces the expired 2012 share repurchase program. The 2013 share repurchase program will expire the day prior to the Company's 2014 annual general meeting, unless earlier terminated. Share repurchases will be made in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The 2013 share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended from time to time or terminated at any time without prior notice. All repurchased shares are immediately retired. Under the 2013 share repurchase program, the Company repurchased 1.9 million shares for an aggregate purchase price of $71 million in cash at a weighted average purchase price per share of $38.35 during the fiscal year ended November 3, 2013. As of November 3, 2013, 18.1 million shares remained available for repurchase under the 2013 share repurchase program.
Dividends
During fiscal year 2013, aggregate cash dividends of $0.80 per share were declared and paid on the Company's outstanding ordinary shares, resulting in payments to our shareholders of an aggregate of $198 million. During fiscal year 2012, aggregate cash dividends of $0.56 per share were declared and paid on the Company's outstanding ordinary shares, resulting in payments to our shareholders of an aggregate of $137 million. During fiscal year 2011, aggregate cash dividends of $0.35 per share were declared and paid on the Company's outstanding ordinary shares, resulting in payments to our shareholders of an aggregate of $86 million.
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
In July 2009, our Board adopted, and our shareholders approved, the Avago Technologies Limited 2009 Equity Incentive Award Plan, or the 2009 Plan, to authorize the grant of options, share appreciation rights, restricted share units, dividend equivalents, performance awards, and other share-based awards. 20 million ordinary shares are initially reserved for issuance under the 2009 Plan, subject to annual increases starting in fiscal year 2012. The amount of the annual increase is equal to the least of (a) 6 million shares, (b) 3% of the ordinary shares outstanding on the last day of the immediately preceding fiscal year and (c) such smaller number of ordinary shares as determined by our Board. However, no more than 90 million ordinary shares may be issued upon the exercise of equity awards issued under the 2009 Plan. The 2009 Plan became effective on July 27, 2009. Options issued to employees under the 2009 Plan prior to March 2011 generally expire ten years following the date of grant. With effect from March 2011, options issued to employees under the 2009 Plan generally expire seven years after the date of grant. Options awarded to non-employees under this plan generally expire after five years. Options issued to employees under the 2009 Plan generally vest over a four year period from the date of grant and are granted with an exercise price equal to the fair market value on the date of grant. Any share options cancelled or forfeited under the Pre-IPO Equity Incentive Plans after July 27, 2009 become available for issuance under the 2009 Plan. Starting in the fourth quarter of fiscal year 2010, we began to grant restricted share units, or RSUs, as part of our equity compensation programs under the 2009 Plan. An RSU is an equity award that is granted with an exercise price equal to zero and which represents the right to receive one of our ordinary shares immediately upon vesting. RSU awards granted to employees are generally time-based and vest over four years.
A summary of option activity under our equity incentive award plans follows (in millions, except years and per share amounts):

	Awards Outstanding
	Awards Available for Grant	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of October 31, 2010	14	23	$11.50
Granted	(5)	5	$32.42
Exercised		(8)	$7.59
Cancelled	1	(1)	$17.11
Balance as of October 30, 2011	10	19	$17.93
Annual increase in shares available for
issuance, per equity incentive plan terms	6
Granted	(5)	5	$34.79
Exercised		(3)	$13.24
Cancelled	1	(1)	$23.98
Balance as of October 28, 2012	12	20	$22.45
Annual increase in shares available for
issuance, per equity incentive plan terms	6
Granted	(9)	9	$36.63
Exercised		(6)	$16.02
Cancelled	1	(1)	$27.57
Balance as of November 3, 2013	10	22	$29.81	5.72	$333
Fully vested as of November 3, 2013		7	$20.44	5.14	$164
Fully vested and expected to vest as of November 3, 2013		21	$29.45	5.69	$323

The total intrinsic value of options exercised during fiscal year 2013, 2012 and 2011 was $130 million, $62 million and $184 million, respectively.
The following table summarizes significant ranges of outstanding and exercisable option awards as of November 3, 2013 (in millions, except years and per share amounts):

	Awards Outstanding			Awards Exercisable

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted- Average Exercise Price per Share
$0.00-10.00	1	4.49	$8.38	1	$7.96
10.01-20.00	3	5.08	$13.43	3	$13.25
20.01-30.00	2	6.65	$21.03	1	$20.87
30.01-40.00	16	5.81	$35.41	2	$33.94
40.01-42.60	—	6.93	$42.60	—	$—
Total	22	5.72	$29.81	7	$20.44
A summary of RSU activity related to our equity incentive plans for the fiscal year ended November 3, 2013 is as follows (in millions, except years and per share amounts):

	RSU Awards Outstanding
	Number Outstanding	Weighted- Average Grant Date Fair Market Value	Weighted- Average Remaining Contractual Life (in years)
Balance as of October 28, 2012	1	$32.69
Granted	1	$35.69
Vested	—	$31.31
Forfeited	—	$29.91
Balance as of November 3, 2013	2	$34.38	2.84
RSU activity and the number of outstanding RSUs were not material for either of the fiscal years ended October 28, 2012 and October 30, 2011.
Employee Share Purchase Plan
The ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions, based on a six-month look-back period, at a price equal to the lesser of 85% of the fair market value of the ordinary shares at either the beginning or ending of the relevant offering period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the ESPP is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The ESPP will terminate on July 27, 2019 unless sooner terminated. On the first day of the Company’s 2012 fiscal year, the number of available shares under the increased by 2 million shares in accordance with the terms set forth in the ESPP. During fiscal year 2013, 2012 and 2011, employees purchased 0.2 million, 0.2 million and 0.3 million shares, respectively, for aggregate consideration of $7 million, in each of such fiscal years. As at November 3, 2013, 9.3 million shares remained available for issuance under the ESPP.
Share-Based Compensation Expense
Share-based compensation expense consists of expense for time-based and market-based stock options and RSUs granted to both employees and non-employees as well as expense associated with ESPP.
We recognize compensation expense for time-based stock options based on the estimated grant date fair value method required under the authoritative guidance using Black-Scholes valuation model with a straight-line amortization method. Since the authoritative guidance requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation expense for such awards has been reduced for estimated forfeitures. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
Certain stock options granted during of fiscal year 2013, included both service and market conditions. The fair value of these share price performance, or market-based, option awards is estimated on the date of grant using the Monte Carlo simulation technique. Assumptions utilized in the Monte Carlo simulation model follow the same methodology as our time-based option awards. Compensation expense for market-based option awards is amortized based upon a graded vesting method. We recorded $5 million of expense related to market-based options during the year ended November 3, 2013.
We recognize compensation expense for RSUs using the straight-line amortization method based on the fair value of RSUs on the date of grant. The fair value of RSUs is the closing market price of our ordinary shares on the date of grant, which is equal to their intrinsic value on the date of grant. We recorded $12 million, $5 million and $2 million of compensation expense related to RSUs for the year ended November 3, 2013, October 28, 2012 and October 30, 2011, respectively.
We record share-based compensation expense based on an estimate of the fair value of rights to purchase ordinary shares under the ESPP, and recognize this share-based compensation expense using the straight-line amortization method. We recorded $3 million of compensation expense related to the ESPP for each of the fiscal year ended November 3, 2013, October 28, 2012 and October 30, 2011.
The following table summarizes total share-based compensation expense for the years ended November 3, 2013, October 28, 2012 and October 30, 2011 (in millions):

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Cost of products sold	$10	$6	$4
Research and development	30	20	14
Selling, general and administrative	37	27	20
Total share-based compensation expense	$77	$53	$38
The weighted-average assumptions utilized for our time-based options, ESPP rights and market-based stock options granted during the years ended November 3, 2013, October 28, 2012 and October 30, 2011 are as follows:

	Options
	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Risk-free interest rate	1.0%	0.8%	2.0%
Dividend yield	2.0%	1.4%	0.9%
Volatility	48.0%	53.0%	45.0%
Expected term (in years)	5.0	5.0	5.0

	ESPP
	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Risk-free interest rate	0.1%	0.1%	0.1%
Dividend yield	2.1%	1.4%	0.6%
Volatility	44.0%	50.4%	42.6%
Expected term (in years)	0.5	0.5	0.5

Market-based Options
Fiscal Year Ended
November 3, 2013
Risk-free interest rate	2.0%
Dividend yield	2.2%
Volatility	48.0%
The dividend yields for the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011 are based on the historical and expected dividend payouts as of the respective option grant dates. For the fiscal year ended November 3, 2013, expected volatility is based on the combination of historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from traded options in guideline publicly-traded companies and our own shares with a term of 720 days or greater measured over the last three months. Effective for the first quarter of fiscal year 2013 we updated our guideline publicly-traded companies based on direct competitors in our target markets. Prior to fiscal year 2013, expected volatility was based on the combination of historical volatility of our previous group of guideline publicly-traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly-traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. Our computation of expected term was based on other data, such as the data of peer companies and company-specific attributes that we believe could affect employees’ exercise behavior.
The expected life of market-based stock options valued using Monte Carlo simulation techniques is based upon the vesting dates forecasted by the simulation and then assuming that options which vest, and for which the market condition has been satisfied, are exercised at the midpoint between the forecasted vesting date and their expiration.
Based on the above assumptions, the weighted-average fair values of the time based options granted under our equity incentive award plans for the years ended November 3, 2013, October 28, 2012 and October 30, 2011 was $12.77, $14.28 and $12.41, respectively. The weighted-average fair values of the market-based options for the year ended November 3, 2013 was $14.02. The weighted-average fair values of the rights to purchase shares in the ESPP for the year ended November 3, 2013, October 28, 2012 and October 30, 2011 were $11.78, $12.76 and $8.52 per ordinary share, respectively. The weighted-average fair value of RSUs granted under the 2009 Equity Incentive Award Plan for the year ended November 3, 2013, October 28, 2012 and October 30, 2011 was $35.69, $34.66 and $32.41, respectively. 1.5 million, 0.9 million and $0.5 million RSUs were unvested as of November 3, 2013, October 28, 2012 and October 30, 2011, respectively.
Based on our historical experience of pre-vesting option cancellations, we have assumed an annualized forfeiture rate for our options of 6%, for fiscal year 2013 and 8% for each of the fiscal years 2012 and 2011. We have assumed an annualized forfeiture rate of 5% for RSUs for fiscal year 2013 and 8% for fiscal year 2012 and 2011. We have assumed an annualized forfeiture rate of 0% for ESPP purchase rights for fiscal years 2013, 2012 and 2011 because the forfeiture impact was not material for either period. We will record additional expense if actual forfeitures are lower than we estimated, and will record a recovery of prior expense if actual forfeitures are higher than we estimated.
Total compensation cost of options granted but not yet vested as of November 3, 2013 was $164 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. The total grant-date fair value of options vested during fiscal year 2013, 2012 and 2011 was $53 million, $42 million and $34 million, respectively. Total unrecognized compensation cost related to the ESPP as of November 3, 2013 was $1 million, which is expected to be recognized over the remaining 4 months of the current offering period under the ESPP. Total compensation cost related to unvested RSUs as of November 3, 2013 was $36 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. The total grant-date fair value of RSUs vested during fiscal year 2013 and 2012 was $4 million and $1 million, respectively. No RSUs vested during the fiscal year 2011. The income tax benefits for share-based compensation expense was $25 million, $13 million and $14 million for fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011, respectively.

10.	Income Taxes
Consequent to the incorporation of Avago in Singapore, domestic income reflects the results of operations based in Singapore.

Components of Income Before Income Taxes
For financial reporting purposes, “Income before income taxes” included the following components (in millions):

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Domestic income	$465	$503	$500
Foreign income	103	82	61
Income before income taxes	$568	$585	$561

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
For the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes and increase net income from what it otherwise would have been in such year by $77 million, $81 million  and $82 million, respectively, and increase diluted net income per share by $0.31, $0.33, and $0.32, respectively.
Significant components of the provision for income taxes are as follows (in millions):

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Current tax expense:
Domestic	$6	$6	$5
Foreign	32	15	12
	$38	$21	$17
Deferred tax expense (benefit):
Domestic	$(1)	$(1)	$—
Foreign	(21)	2	(8)
	$(22)	$1	$(8)
Total provision for income taxes	$16	$22	$9

We recorded a total provision for income taxes of $16 million for the fiscal year ended November 3, 2013 compared to a total of $22 million for the fiscal year ended October 28, 2012. The provision for income taxes in fiscal year 2013 included a benefit of $2 million from the recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods, a benefit of $3 million from the enactment of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, retroactively extending the U.S. Federal Research and Development tax credit from January 1, 2012 to December 31, 2013, and an additional $1 million decrease in tax provision primarily due to a change in the jurisdictional mix of income and expense.
The provision from income taxes in fiscal year 2011 included a $3 million benefit from the release of deferred tax asset valuation allowances and a $3 million tax benefit from a change in estimate related to research and development tax credits.

Rate Reconciliation
A reconciliation of the expected statutory tax rate to the actual, effective tax rate on income before income taxes is as follows:

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Expected statutory tax rate	17.0%	17.0%	17.0%
Foreign income taxed at different rates	(0.1)	0.4	—
Tax holidays and concessions	(13.5)	(13.9)	(14.6)
Other, net	(0.6)	0.1	(1.0)
Valuation allowance	—	0.2	0.1
Actual tax rate on income before income taxes	2.8%	3.8%	1.5%

Summary of Deferred Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating losses and tax credit carryforwards.
The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheets were as follows (in millions):

	November 3, 2013	October 28, 2012
Deferred income tax assets:
Depreciation and amortization	$1	$2
Inventory	5	2
Trade accounts	2	2
Employee benefits	29	14
Share options	23	19
Net operating loss carryovers and credit carryovers	70	37
Other deferred income tax assets	6	6
Gross deferred income tax assets	$136	$82
Less valuation allowance	(17)	(10)
Deferred income tax assets	$119	$72
Deferred income tax liabilities:
Depreciation and amortization	$78	$9
Other deferred income tax liabilities	2	—
Foreign earnings not permanently reinvested	3	2
Deferred income tax liabilities	$83	$11

Net deferred income tax assets	$36	$61

The above net deferred income tax asset has been reflected in the accompanying consolidated balance sheets as follows (in millions):

	November 3, 2013	October 28, 2012
Other current assets	$32	$14
Other current liabilities	(1)	(2)
Net current income tax assets	$31	$12

Other long-term assets	$10	$51
Other long-term liabilities	(5)	(2)
Net long-term income tax assets	$5	$49
As of November 3, 2013, we had Singapore net operating loss carryforwards of $8 million, U.S. net operating loss carryforwards of $96 million, of which $40 million are related to excess tax deductions related to stock options, U.S. state net operating loss carryforwards of $75 million, of which $52 million are related to excess tax deductions related to stock options, and other foreign net operating loss carryforwards of $3 million. The Singapore net operating losses have no limitation on utilization. U.S. federal and state net operating loss carryforwards, if not utilized, will begin to expire in fiscal year 2017 and 2016, respectively. The other foreign net operating losses expire in various fiscal years beginning 2018. As of November 3, 2013, we had $33 million and $19 million of U.S. federal and state research and development tax credits, respectively, which if not utilized, will begin to expire in fiscal year 2026.
The U.S. Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation or separate return loss year limitations. Any ownership changes, as defined, may restrict utilization of carryforwards. As of November 3, 2013, we had approximately $59 million and $17 million of federal net operating loss and tax credit carryforwards, respectively, in the U.S. subject to an annual limitation and $34 million subject to separate return loss carryforward limitation. We do not expect these limitations to result in any permanent loss of our tax benefits.
As of November 3, 2013, we had unrecognized deferred tax assets of approximately $16 million attributable to excess tax deductions related to stock options, the benefit of which will be credited to equity when realized.
We consider all operating income of foreign subsidiaries not to be indefinitely reinvested outside Singapore. We have provided $3 million for foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, the cumulative amount of which is estimated to be $106 million and $103 million as of November 3, 2013 and October 28, 2012, respectively.
Uncertain Tax Positions
The gross unrecognized tax benefits increased by $10 million during fiscal year 2013, resulting in gross unrecognized tax benefits of $37 million as of November 3, 2013.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes line in the accompanying consolidated statements of operations. We recognized approximately $1 million of expense related to interest and penalties in each of the years presented. Accrued interest and penalties are included within the other long-term liabilities line in the consolidated balance sheets. As of November 3, 2013, October 28, 2012 and October 30, 2011, the combined amount of cumulative accrued interest and penalties was approximately $4 million, $4 million and $6 million, respectively.
A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is summarized as follows (in millions):

	November 3, 2013	October 28, 2012	October 30, 2011
Beginning of period	$27	$30	$27
Lapse of statute of limitations	(2)	(4)	—
Increases in balances related to tax positions taken during prior periods	9	1	1
Decreases in balances related to tax positions taken during prior periods	—	(1)	—
Increases in balances related to tax positions taken during current period	3	1	2
End of period	$37	$27	$30

A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of November 3, 2013, approximately $35 million of the unrecognized tax benefits including accrued interest and penalties would affect our effective tax rate. As of October 28, 2012, approximately $28 million of the unrecognized tax benefits including accrued interest and penalties would affect our effective tax rate.
During the fiscal year ended November 3, 2013, we recognized $2 million of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods
We are subject to Singapore income tax examination for the years ended October 31, 2006 and later and in major jurisdictions outside Singapore for the fiscal year ended October 31, 2007 and later. We are not under Singapore income tax examination at this time. We believe it is possible that we may recognize $1 million to $14 million of our existing unrecognized tax benefits within the next 12 months as a result of lapses of statute of limitations for certain audit periods.

11.	Interest Expense
Interest expense of $2 million, $1 million and $4 million for the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011, respectively, consisted primarily of (i) interest expense of $1 million, $1 million and $3 million, respectively, with respect to commitment fees related to our prior $300 million unsecured, revolving credit facility under the 2011 credit agreement, as well as the previously outstanding senior notes, senior subordinated notes, and debt under the senior secured credit facilities, all issued or incurred in connection with the SPG Acquisition; and (ii) amortization of debt issuance costs of $1 million, $0 million and $1 million, respectively. (See Note 7. "Borrowings")

12.	Other Income, net
Other income, net includes net realized gains on the sale of available-for-sale securities, realized and unrealized gains on trading securities, gains on the sale of cost method investments, interest income, currency gains (losses) on balance sheet remeasurement and other miscellaneous items. The following table presents the detail of other income, net (in millions):

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Other income	$15	$3	$1
Interest income	4	4	1
Other expense	—	(3)	(1)
Other income, net	$19	$4	$1
13.    Segment Information
ASC 280 “Segment Reporting,” or ASC 280, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. We have concluded that we have one reportable segment based on the following factors: sales of semiconductors represents our only material source of revenue; substantially all products offered incorporate analog functionality and are manufactured under similar manufacturing processes; we use an integrated approach in developing our products in that discrete technologies developed are frequently integrated across many of our products; we use a common order fulfillment process and similar distribution approach for our products; and broad distributor networks are typically utilized while large accounts are serviced by a direct sales force. We completed the CyOptics acquisition in fiscal 2013 and are in the process of fully integrating CyOptics into our existing reportable organization structure and business model. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by ASC 280.
The following table presents net revenue and long-lived asset information based on geographic region. Net revenue is based on the geographic location of the distributors, original equipment manufacturers or contract manufacturers who purchased the Company’s products, which may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment and are based on the physical location of the assets. For customer concentration details, See Note 2. "Summary of Significant Accounting Policies": (in millions):

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Net revenue:
China	$1,169	$981	$697
United States	368	371	407
Germany	195	184	230
Korea	191	150	225
Singapore	143	97	106
Rest of the World	454	581	671
	$2,520	$2,364	$2,336

	November 3, 2013	October 28, 2012
Long-lived assets:
United States	$445	$324
Malaysia	60	53
Singapore	45	42
Rest of the World	111	84
	$661	$503

14.	Related Party Transactions
Capstone Consulting
Capstone Consulting, or Capstone, an affiliate of Kohlberg Kravis Roberts & Co., or KKR, one of our former controlling shareholders, was granted options to purchase 800,000 ordinary shares with an exercise price of $5.00 per share on February 3, 2006. In connection with a secondary public offering of our shares in fiscal year 2011, Capstone exercised and sold 477,501 vested options for an aggregate option exercise proceeds of $2 million.
During the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011, in the ordinary course of business, we purchased from, or sold to, several entities, where one of the Company's directors also serves or served as a director of that entity, including eSilicon Corporation, KLA-Tencor Corporation, Wistron Corporation, WIN Semiconductor Corp., Unisteel Technology Limited, Kulicke & Soffa Industries, Inc. and Flextronics International Ltd. The following tables provide the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):
Transactions and balances with our related parties were as follows (in millions):

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Total net revenue (1) (2) (4)	$21	$7	$73
Total costs and expenses (2) (3) (5)	$2	$8	$56

	November 3, 2013		October 28, 2012
Total receivables (1)	$—	*	$1
Total payables	—	*	2
_______________________________________
* Represents amounts less than $0.5 million.
(1) Amounts include net revenue and accounts receivable balances for transactions with Wistron Corporation through the three fiscal quarters ended and as of August 4, 2013, after which Wistron Corporation ceased to be a related party.
(2) Amounts include net revenue, cost and expenses for transactions with eSilicon Corporation through the two fiscal quarters ended May 5, 2013, after which eSilicon Corporation ceased to be a related party.
(3) Amounts include cost and expenses for transactions with Unisteel Technology Limited through the two fiscal quarters ended May 5, 2013, after which Unisteel Technology Limited ceased to be a related party.
(4) Amounts include net revenue for transactions with Flextronics through the two fiscal quarters ended May 1, 2011, after which Flextronics ceased to be a related party.
(5) Amounts include cost and expenses for related party transactions with WIN Semiconductor Corp through the three fiscal quarters ended July 31, 2011, after which WIN Semiconductor Corp ceased to be a related party.

15.	Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as at November 3, 2013 (in millions):

	Total	2014	2015	2016	2017	2018	Thereafter
Operating Leases	$91	$13	$11	$5	$5	$4	$53
Capital Leases	2	1	1	—	—	—	—
Other Contractual Commitments	51	21	14	10	4	2	—
Revolving Credit Facility Commitments	5	1	1	1	1	1	—
Purchase commitments	124	124	—	—	—	—	—

Operating Lease Commitments.  We lease certain real property and equipment from third parties under non-cancelable operating leases. Rent expense was $12 million, $12 million and $13 million for the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011, respectively.
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
We also make purchases from a variety of vendors in connection with the expansion of our Fort Collins, Colorado, internal fabrication facility. These purchases are typically conducted on a purchase order basis and the amount shown in the table includes $33 million in cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of November 3, 2013.
Revolving Credit Facility Commitments.  Estimated future interest expense payments related to our revolving credit facility consist of payments for our commitment fees. (See Note 7. “Borrowings.”)
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
During fiscal year 2011, related to another product quality issue identified during fiscal year 2009, we reached additional final settlement agreements with certain customers, made $3 million of cash settlement payments and credits and shipped $1 million of replacement parts in connection with these agreements, resulting in a $4 million decrease in the warranty accrual for this product quality issue during the period. In addition, during fiscal year 2011, following these additional settlements and based on all information available to the Company regarding remaining customer exposures including the progress made in resolving customer issues, we reassessed our overall exposure relating to this product quality issue, including our estimate of any remaining replacement parts exposure, and reduced the warranty accrual we previously recorded by $6 million. During fiscal year 2012, following the additional settlements and based on all information available to the Company regarding remaining customer exposures including the progress made in resolving customer issues, we reassessed our overall exposure relating to this product quality issue, including our estimate of any remaining replacement parts exposure, and reduced the warranty accrual we previously recorded by $1 million. We reassessed our overall exposure relating to this product quality issue and released and settled the remaining warranty accrual balance of $1 million in fiscal year 2013.
Indemnifications to Hewlett-Packard and Agilent
Agilent Technologies, Inc., or Agilent, has given multiple indemnities to Hewlett-Packard Company in connection with its activities prior to its spin-off from Hewlett-Packard Company in June 1999 for the businesses that constituted Agilent prior to the spin-off. We are the successor to the SPG business of Agilent. As the successor to the SPG business of Agilent, we have acquired responsibility for indemnifications related to assigned intellectual property agreements. Additionally, when we completed the acquisition from Agilent in December 2005, we provided indemnities to Agilent with regard to Agilent’s conduct of the SPG business prior to the SPG Acquisition. In our opinion, the fair value of these indemnifications is not material and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.
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
Dividend
On December 10, 2013, the Board declared an interim cash dividend of $0.25 per ordinary share to holders of record at the close of business (5:00 p.m.), Eastern Time, on December 20, 2013 with such dividend to be paid on December 31, 2013.
Pending Acquisition
On December 15, 2013, we also entered into a merger agreement with LSI Corporation, or LSI, a U.S. publicly traded company that designs semiconductors and software that accelerate storage and networking in data centers, mobile networks and client computing. The aggregate acquisition consideration payable in the transaction is approximately $6.6 billion in cash, or $11.15 in cash per share of LSI common stock. Under the merger agreement, we will also assume all unvested LSI stock options and restricted stock units held by continuing employees and service providers. All vested LSI stock options and restricted stock units, after giving affect to any acceleration, will be cashed out at the effective time of the merger and any remaining unvested LSI stock options and restricted stock units will be cancelled for no consideration.
The transaction has been approved by the Avago and LSI boards of directors and is subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals in various jurisdictions, as well as approval of LSI's stockholders. The merger agreement contains certain termination rights for Avago and LSI, and provides that, upon termination of the merger agreement under certain specified circumstances, LSI will be obligated to pay Avago a termination fee of $200 million and Avago will be obligated to pay LSI a termination fee of $400 million. There are no financing contingencies related to the acquisition. The transaction is presently expected to close in the first half of calendar 2014.
We expect to finance the transaction with $1 billion of cash from the combined company balance sheet, $4.6 billion of fully committed term loans from a group of banks and $1 billion in proceeds from the private placement of 2% Convertible Senior Notes (referred to as the Convertible Notes), or preferred stock with equivalent economic terms, to an investment fund affiliated with Silver Lake Partners, or SLP. The completion of the private placement of the Convertible Notes is contingent on satisfaction or waiver of customary conditions, as well as a requirement that that the merger with LSI be consummated and that Avago shall have received simultaneously or substantially simultaneously the proceeds of the committed term loan debt financing referenced above. The initial conversion rate for the Convertible Notes is 20.8160 shares of Avago’s ordinary shares per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $48.04 per Avago ordinary share.

Supplementary Financial Data — Quarterly Data (Unaudited)

	Three Months Ended
	November 3, 2013	August 4, 2013	May 5, 2013	February 3, 2013	October 28, 2012	July 29, 2012	April 29, 2012	January 29, 2012
	(In millions, except per share data)
Net revenue	$738	$644	$562	$576	$618	$606	$577	$563
Cost of products sold:
Cost of products sold	373	325	276	286	304	297	284	279
Amortization of intangible assets	19	14	14	14	14	14	14	14
Restructuring charges	—	1	—	—	1	—	1	—
Total cost of products sold	392	340	290	300	319	311	299	293
Gross margin	346	304	272	276	299	295	278	270
Research and development	109	101	95	93	80	89	84	82
Selling, general and administrative	60	57	52	53	49	49	51	50
Amortization of intangible assets	7	6	6	5	5	6	5	5
Restructuring charges	—	—	1	1	1	2	1	1
Total operating expenses	176	164	154	152	135	146	141	138
Income from operations	170	140	118	124	164	149	137	132
Interest expense	—	(1)	(1)	—	—	—	—	(1)
Loss on extinguishment of debt	(1)	—	—	—	—	—	—	—
Other income (expense), net	11	5	1	2	1	1	3	(1)
Income before income taxes	180	144	118	126	165	150	140	130
Provision for income taxes	8	2	5	1	6	5	6	5
Net income	$172	$142	$113	$125	$159	$145	$134	$125
Net income per share:
Basic	$0.69	$0.57	$0.46	$0.51	$0.65	$0.59	$0.55	$0.51
Diluted	$0.68	$0.56	$0.45	$0.50	$0.64	$0.58	$0.54	$0.50
Shares used in per share calculations:
Basic	248	248	246	246	245	245	244	245
Diluted	253	252	251	251	250	250	250	250
Cash dividends declared and paid per share	$0.23	$0.21	$0.19	$0.17	$0.16	$0.15	$0.13	$0.12

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged/ Credited to Net Income (Loss)	Charges Utilized/ Write-offs	Balance at End of Period
	(In millions)
Accounts receivable allowances:
Distributor credit allowance (1)
Fiscal year ended November 3, 2013	$32	$221	$(214)	$39
Fiscal year ended October 28, 2012	17	101	(86)	32
Fiscal year ended October 30, 2011	12	106	(101)	17

Other accounts receivable allowances (2)
Fiscal year ended November 3, 2013	$5	$18	$(19)	$4
Fiscal year ended October 28, 2012	6	17	(18)	5
Fiscal year ended October 30, 2011	4	19	(17)	6

Income tax valuation allowance (3)
Fiscal year ended November 3, 2013	$10	$7	$—	$17
Fiscal year ended October 28, 2012	7	1	2	10
Fiscal year ended October 30, 2011	4	1	2	7
_______________________________________

(1)	Distributor credit allowance relates to limited stock returns and price adjustments.

(2)	Other accounts receivable allowances include allowance for doubtful accounts and sales returns.

(3)	The change in fiscal year 2013 valuation allowance includes $6 million that does not impact net income.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Avago’s disclosure controls and procedures as of November 3, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 3, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of November 3, 2013. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of November 3, 2013, our internal control over financial reporting is effective based on those criteria.
Our evaluation of the effectiveness of our internal control over the financial reporting as of November 3, 2013 did not include the internal controls of CyOptics. We excluded CyOptics from our assessment of internal control over financial reporting as of November 3, 2013 because it was acquired in a business combination in June 2013. CyOptics, Inc. is a wholly owned subsidiary of the Company whose total assets and revenues represent approximately less than 5% and 4%, respectively, of the related consolidated financial statements as of, and for the year ended November 3, 2013.
The effectiveness of the Company’s internal control over financial reporting, excluding CyOptics, as of November 3, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Form 10-K.

Changes in Internal Controls over Financial Reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 3, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our directors, executive officers and compliance with Section 16(a) of the Exchange Act, set forth in the sections entitled “Proposal 1 — Election of Directors”, “Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our definitive Proxy Statement for our 2014 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2013 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.
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
The information regarding executive compensation required by this Item 11 set forth in the sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation”, “Compensation Committee Report” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement for our 2014 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2013 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section. However, the Compensation Committee Report included in such definitive Proxy Statement shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management and related shareholder matters required by this Item 12 set forth in the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2014 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2013 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships, related transactions and director independence required by this Item 13 set forth in the sections entitled “Corporate Governance” and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for our 2014 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2013 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services required by this Item 14 set forth in the proposal relating to the re-appointment of our independent registered public accounting firm in our definitive Proxy Statement for our 2014 Annual General Meeting of Shareholders to be filed with the Commission within 120 days of the end of our 2013 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:
1. Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Balance Sheets as of November 3, 2013 and October 28, 2012

—	Consolidated Statements of Operations for the years ended November 3, 2013, October 28, 2012 and October 30, 2011

—	Consolidated Statements of Comprehensive Income for the years ended November 3, 2013, October 28, 2012 and October 30, 2011

—	Consolidated Statements of Cash Flows for the years ended November 3, 2013, October 28, 2012 and October 30, 2011

—	Consolidated Statements of Shareholders’ Equity for the years ended November 3, 2013, October 28, 2012 and October 30, 2011

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

Date: December 20, 2013
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Hock E. Tan, Anthony E. Maslowski and Patricia H. McCall, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Hock E. Tan	President and Chief Executive Officer and Director (Principal Executive Officer)	December 20, 2013
Hock E. Tan

/s/ Anthony E. Maslowski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 20, 2013
Anthony E. Maslowski

/s/ James Diller	Chairman of the Board of Directors	December 20, 2013
James Diller

/s/ John Dickson	Director	December 20, 2013
John Dickson

/s/ Bruno Guilmart	Director	December 20, 2013
Bruno Guilmart

/s/ Kenneth Y. Hao	Director	December 20, 2013
Kenneth Y. Hao

/s/ Justine Lien	Director	December 20, 2013
Justine Lien

/s/ Donald Macleod	Director	December 20, 2013
Donald Macleod

Director
Peter J. Marks

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
2.5#
Agreement and Plan of Merger, dated as of April 10, 2013, by and among CyOptics, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., Celsus Acquisition Corp., the Company, Avago Technologies Finance Pte. Ltd. and Shareholder Representative Services LLC.
		Avago Technologies Limited Current Report on Form 8-K (File No. 001-34428).	April 11, 2013
3.1	Memorandum and Articles of Association.	Avago Technologies Limited Current Report on Form 8-K (File No. 001-34428).	August 14, 2009
4.1	Form of Specimen Share Certificate for Registrant’s Ordinary Shares.	Amendment No. 3 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 14, 2009
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
		Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.12	Lease Agreement dated as of April 29, 2005 by and between TriQuint Optoelectronics, Inc. and CyOptics, Inc. and related amendments and renewals.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	September 13, 2013
10.13
Lease Agreement dated as of June 29, 2000 ("Lease") by and between Inmobiliaria Ayusa, S. de R.L. de C.V. ("Landlord") and Lucent Technologies Microelectronica de Mexico, S.A. de C.V., together with consent of Landlord to assign the Lease to a subsidiary of CyOptics, Inc. and related amendments to the Lease.

		Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	September 13, 2013
10.14
Credit Agreement, dated October 28, 2013, among Avago Technologies Finance Pte. Ltd., as Borrower, Avago Technologies Holding Pte. Ltd., Avago Technologies International Sales Pte. Limited, Avago Technologies US. Inc. and Avago Technologies General IP (Singapore) Pte. Ltd., as Guarantors and the Initial Lenders named therein as Initial Lenders and Citicorp International Limited as Administrative Agent and Barclays Bank PLC as Syndication Agent and Barclays Bank PLC and Citigroup Global Markets Inc. as Joint Lead Arrangers and Joint Bookrunners.
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	October 30, 2013
10.15	Ft. Collins Supply Agreement, dated October 28, 2005 between Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and Palau Acquisition Corporation.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	June 16, 2009
10.16	Collective Agreement, dated April 29, 2013, between Avago Manufacturing (Singapore) Pte Ltd (and its Singapore affiliates) and United Workers of Electronic & Electrical Industries.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-33428)	September 5, 2013
10.17
Collective Employment Contract for an Indefinite Duration dated as of February 16, 2010 by and between CyOptics of Mexico, S. de R.L. de C.V. and Union of Day Laborers and Industrial Workers and the Maquiladora Industry. (English translation of Spanish original).

		Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-33428)	September 13, 2013
10.18+	2009 Equity Incentive Award Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009
10.19+	Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries (Amended and Restated Effective as of February 25, 2008).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.20+	Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries (Amended and Restated Effective as of February 25, 2008).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.21+	Amendment to the Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and its Subsidiaries, dated July 27, 2009	Avago Technologies Limited Annual Report on Form 10-K (Commission File No. 001-34428)	December 16, 2011
10.22+	Amendment to the Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and its Subsidiaries, dated March 9, 2011	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 9, 2011
10.23+	Form of Nonqualified Share Option Agreement Under the Amended and Restated Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries for U.S. employees.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008
10.24+	Form of Nonqualified Share Option Agreement Under the Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries for employees in Singapore.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008
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
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	September 29, 2006
10.27+	Amended and Restated Offer Letter Agreement, dated July 17, 2009, between Avago Technologies Limited and Hock E. Tan.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 21, 2009
10.28+	Amended and Restated Employment Agreement, dated July 17, 2009, between Avago Technologies U.S. Inc. and Bryan T. Ingram.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 21, 2009
10.29+	Offer Letter Agreement, dated March 20, 2007, between Avago Technologies and Patricia H. McCall.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.30+	Form of indemnification agreement between Avago and its directors (prior to June 2013).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.31+	Form of indemnification agreement between Avago and its directors (effective June 2013).	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	September 13, 2013
10.32+	Form of indemnification agreement between Avago and each of its officers.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.33+	Severance Benefits Agreement, dated December 3, 2008, between Avago Technologies Limited and Patricia H. McCall.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	March 5, 2009

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.34+	Offer Letter Agreement, dated December 5, 2008, between Avago Technologies Limited and B.C. Ooi.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	March 5, 2009
10.35+	Severance Benefits Agreement, dated March 9, 2011, between Avago Technologies US. Inc. and Bryan Ingram.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 9, 2011
10.36+	Deferred Compensation Plan.	Amendment No. 2 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 2, 2009
10.37+	Form of Option Agreement Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009
10.38+	Form of Notice and Restricted Share Unit Agreement Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Avago Technologies Limited Annual Report on Form 10-K (Commission File No. 001-33428)	December 15, 2010
10.39+	Form of Restricted Share Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 7, 2013
10.40+	Employee Share Purchase Plan (amended and restated effective as of June 2, 2010).	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 3, 2010
21.1	List of Subsidiaries.			X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.			X
24.1	Power of Attorney (see signature page to this Form 10-K).			X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS	XBRL Instance Document			X
101.SCH	XBRL Schema Document			X
101.CAL	XBRL Calculation Linkbase Document			X
101.DEF	XBRL Definition Linkbase Document			X
101.LAB	XBRL Labels Linkbase Document			X
101.PRE	XBRL Presentation Linkbase Document			X

Notes:

+	Indicates a management contract or compensatory plan or arrangement.
#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Avago Technologies hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.