Form 10-Q
period 2014-02-02
Avago Technologies LTD
filed 2014-03-13
CIK 1441634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 2, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of February 28, 2014 there were 249,830,347 shares of our ordinary shares, no par value per share, outstanding.

AVAGO TECHNOLOGIES LIMITED
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 2, 2014

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements — Unaudited

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	February 2, 2014	November 3, 2013 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,112	$985
Trade accounts receivable, net	323	418
Inventory	286	285
Other current assets	138	130
Total current assets	1,859	1,818
Property, plant and equipment, net	684	661
Goodwill	392	391
Intangible assets, net	467	492
Other long-term assets	70	53
Total assets	$3,472	$3,415
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$257	$278
Employee compensation and benefits	59	98
Capital lease obligations — current	1	1
Other current liabilities	47	46
Total current liabilities	364	423
Long-term liabilities:
Capital lease obligations — non-current	1	1
Other long-term liabilities	115	105
Total liabilities	480	529
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, no par value; 249,672,096 shares and 249,100,178 shares issued and outstanding on February 2, 2014 and November 3, 2013, respectively	1,622	1,587
Retained earnings	1,377	1,305
Accumulated other comprehensive loss	(7)	(6)
Total shareholders’ equity	2,992	2,886
Total liabilities and shareholders’ equity	$3,472	$3,415

__________________________________
(1) Amounts as of November 3, 2013 have been derived from audited consolidated financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share data)

	Fiscal Quarter Ended
	February 2, 2014	February 3, 2013
Net revenue	$709	$576
Cost of products sold:
Cost of products sold	347	286
Amortization of intangible assets	18	14
Restructuring charges	5	—
Total cost of products sold	370	300
Gross margin	339	276
Research and development	107	93
Selling, general and administrative	74	53
Amortization of intangible assets	7	5
Restructuring charges	12	1
Total operating expenses	200	152
Income from operations	139	124
Other income, net	—	2
Income before income taxes	139	126
Provision for income taxes	5	1
Net income	$134	$125

Net income per share:
Basic	$0.54	$0.51
Diluted	$0.53	$0.50

Weighted average shares:
Basic	249	246
Diluted	255	251

Cash dividends declared and paid per share	$0.25	$0.17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(in millions)

	Fiscal Quarter Ended
	February 2, 2014	February 3, 2013
Net income	$134	$125
Other comprehensive income (loss), net of tax:
Unrealized gains of post-retirement plan and defined benefit pension plans, net of tax	—	2
Impact of post-retirement benefit plan curtailment and settlement gain	(2)	—
Impact of post-retirement benefit plan amendment	1	—
Other comprehensive income (loss)	(1)	2
Total comprehensive income	$133	$127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Fiscal Quarter Ended
	February 2, 2014	February 3, 2013
Cash flows from operating activities:
Net income	$134	$125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57	41
Share-based compensation	24	17
Tax benefits from share-based compensation	4	—
Excess tax benefits from share-based compensation	(3)	—
Gain from post-retirement medical plan curtailment and settlement	(3)	—
Unrealized (gain)/loss on trading securities	—	(2)
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable, net	95	75
Inventory	(1)	(14)
Accounts payable	(24)	(34)
Employee compensation and benefits	(39)	(13)
Deferred tax assets and liabilities	(3)	1
Other current assets and current liabilities	(13)	(12)
Other long-term assets and long-term liabilities	1	1
Net cash provided by operating activities	229	185
Cash flows from investing activities:
Purchase of property, plant and equipment	(52)	(67)
Purchases of investments	—	(9)
Net cash used in investing activities	(52)	(76)
Cash flows from financing activities:
Proceeds from government grants	2	3
Issuance of ordinary shares, net of issuance costs	19	10
Repurchases of ordinary shares	(12)	(13)
Excess tax benefits from share-based compensation	3	—
Dividend payments to shareholders	(62)	(42)
Net cash used in financing activities	(50)	(42)
Net increase in cash and cash equivalents	127	67
Cash and cash equivalents at the beginning of period	985	1,084
Cash and cash equivalents at end of period	$1,112	$1,151

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
Basis of Presentation
Fiscal Periods. We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ending November 2, 2014, or fiscal year 2014, is a 52-week fiscal year. The first quarter of our fiscal year 2014 ended on February 2, 2014, the second quarter will end on May 4, 2014, the third quarter will end on August 3, 2014 and the fourth quarter will end on November 2, 2014. Our fiscal year ended November 3, 2013, or fiscal year 2013, was a 53-week fiscal year, with our first fiscal quarter containing 14 weeks.
Information. The unaudited condensed consolidated financial statements include the accounts of Avago Technologies Limited and all of its wholly-owned subsidiaries, and are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Intercompany transactions and balances have been eliminated in consolidation.
During fiscal year 2013, we completed our acquisition of CyOptics, Inc., or CyOptics. The unaudited condensed consolidated financial statements include the results of operations of CyOptics commencing as of the closing date of the acquisition. (See Note 3. "Acquisitions")
Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management and, in the opinion of management, includes all adjustments of a normal recurring nature that are necessary for the fair statement of the financial position, results of operations, comprehensive income and cash flows for the periods shown, and is in accordance with GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended November 3, 2013, or fiscal year 2013, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on December 20, 2013.
The operating results for the fiscal quarter ended February 2, 2014 are not necessarily indicative of the results that may be expected for fiscal year 2014, or for any other future period. The balance sheet data as of November 3, 2013 presented are derived from the audited consolidated financial statements as of that date.
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
Concentrations of credit risk and significant customers. Our cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents may be redeemable upon demand and are maintained with several financial institutions that management believes are of high credit quality and therefore bear minimal credit risk. We seek to mitigate our credit risks by spreading such risks across multiple counterparties and monitoring the risk profile of these counterparties. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. We mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial conditions, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.
We sell our products through our direct sales force, distributors and manufacturers' representatives. One direct customer accounted for 26% of our net accounts receivable balance at both February 2, 2014 and November 3, 2013. For the fiscal quarter ended February 2, 2014, one direct customer represented 25% of our net revenue. For the fiscal quarter ended February 3, 2013, one direct customer represented 21% of our net revenue.
Warranty.  We accrue for the estimated costs of product warranties at the time revenue is recognized. Product warranty costs are estimated based upon our historical experience and specific identification of product requirements, which may fluctuate based on product mix. Additionally, we accrue for warranty costs associated with occasional or unanticipated product quality issues if a loss is probable and can be reasonably estimated. Warranty costs were not material for either of the fiscal quarters ended February 2, 2014 or February 3, 2013.
Net income per share. Basic net income per share is computed using the weighted-average number of ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of ordinary shares and potentially dilutive share equivalents outstanding during the period. Diluted shares outstanding includes the dilutive effect of in-the-money options (including market-based share options), restricted share units, or RSUs, and employee share purchase rights under the Avago Technologies Limited Employee Share Purchase Plan, or ESPP. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising share options and to purchase shares under the ESPP, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in an ordinary shares account when equity awards become deductible for income tax purposes are collectively assumed to be used to repurchase ordinary shares.
Diluted net income per share for the fiscal quarter ended February 2, 2014 and the fiscal quarter ended February 3, 2013 excluded the potentially dilutive effect of weighted-average outstanding equity awards (options, RSUs and ESPP rights) to acquire 1 million and 2 million ordinary shares respectively, as their effect was antidilutive.
The following is a reconciliation of the basic and diluted net income per share computations for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended
	February 2, 2014	February 3, 2013
Net income (Numerator):
Net income	$134	$125
Shares (Denominator):
Basic weighted-average ordinary shares outstanding	249	246
Add incremental shares for:
Dilutive effect of share options, RSUs and ESPP rights	6	5
Shares used in diluted computation	255	251
Net income per share:
Basic	$0.54	$0.51
Diluted	$0.53	$0.50
Supplemental cash flow disclosures. At February 2, 2014 and November 3, 2013, we had $34 million and $31 million, respectively, of unpaid purchases of property, plant, and equipment included in accounts payable and other current liabilities. Amounts reported as unpaid purchases will be recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the unaudited condensed consolidated statement of cash flows for the period in which they are paid.
Recently Adopted Accounting Guidance
In the first quarter of fiscal year 2014, we adopted guidance issued by the Financial Accounting Standards Board, or FASB, relating to reporting on reclassifications out of accumulated other comprehensive income (loss). This guidance seeks to improve the reporting of such reclassifications by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this guidance supersede the presentation requirements for reclassifications out of accumulated other comprehensive income (loss) in previously issued guidance. The adoption of this guidance affected the presentation of comprehensive income, but did not have any impact our financial condition or results of operations.

Recent Accounting Guidance Not Yet Adopted
In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss or a tax credit carryforward exists and certain criteria are met. This guidance will be effective for the first quarter of our fiscal year 2015. The adoption of this guidance will affect the presentation of our unrecognized tax benefits but will not impact the Company's financial condition or results of operations.
2. Inventory
Inventory consists of the following (in millions):

	February 2, 2014	November 3, 2013
Finished goods	$56	$53
Work-in-process	146	154
Raw materials	84	78
Total inventory	$286	$285

3. Acquisitions

Pending Merger with LSI Corporation
On December 15, 2013, we entered into a merger agreement with LSI Corporation, or LSI, a U.S. publicly traded company that designs semiconductors and software that accelerate storage and networking in data centers, mobile networks and client computing. Pursuant to the merger agreement, we have agreed to acquire all of the issued and outstanding shares of common stock of LSI for an aggregate acquisition consideration of approximately $6.6 billion in cash, or $11.15 in cash per share of LSI common stock. Under the merger agreement, we will also assume all unvested LSI stock options and restricted stock units held by continuing employees and service providers. All vested LSI stock options and restricted stock units, after giving affect to any acceleration, will be settled in cash at the effective time of the merger and any remaining unvested LSI stock options and restricted stock units will be cancelled for no consideration.
The transaction has been approved by the Avago and LSI boards of directors and is subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals in various jurisdictions, as well as approval of LSI's stockholders. The merger agreement contains certain termination rights for Avago and LSI, and provides that, upon termination of the merger agreement under certain specified circumstances, LSI will be obligated to pay Avago a termination fee of $200 million and Avago will be obligated to pay LSI a termination fee of $400 million. There are no financing contingencies related to the acquisition. The transaction is presently expected to close in the first half of calendar year 2014.
We expect to finance the transaction with $1.0 billion of cash from the combined company balance sheets, $4.6 billion of fully committed term loans from a group of banks and $1.0 billion in proceeds from the private placement of 2% Convertible Senior Notes (referred to as the Convertible Notes), or preferred stock with equivalent economic terms, to an investment fund affiliated with Silver Lake Partners. The completion of the private placement of the Convertible Notes is contingent on satisfaction or waiver of customary conditions, as well as a requirement that the merger with LSI be consummated and that Avago shall have simultaneously or substantially simultaneously received the proceeds of the committed term loan debt financing referenced above. The initial conversion rate for the Convertible Notes is 20.8160 shares of Avago’s ordinary shares per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $48.04 per Avago ordinary shares. In addition, we expect to enter into a new $500 million secured revolving credit facility.
CyOptics
On June 28, 2013, we completed our acquisition of all of the outstanding shares of capital stock of CyOptics, Inc., a U.S.-based company that manufactures and sells Indium Phosphide, or InP, optical chip and component technologies for the data communications and telecommunications markets. CyOptics has front-end manufacturing operations in the U.S. and back-end manufacturing operations in Mexico. As a result of the CyOptics acquisition, we acquired approximately 1,100 additional employees, with 745 of these employees located in Mexico.
The aggregate consideration for the acquisition was approximately $377 million (including a $1 million working capital adjustment payment made in the fiscal quarter ended November 3, 2013), of which $373 million was paid in cash, net of $3 million in cash acquired. We also agreed to pay additional deferred consideration to the previous shareholders of CyOptics in the amount of $4 million one year subsequent to the acquisition date, which was recorded in other current liabilities.
An additional approximately $27 million is payable to key employees of CyOptics as part of a retention bonus plan. This amount was paid into escrow and will be paid to those employees over a three-year period subsequent to the acquisition date and is being recognized as compensation expense in operating results over the same period. For eligible CyOptics employees whose employment is involuntarily terminated by the Company, their retention bonus payments are accelerated and due in full upon such termination in accordance with the provisions of the plan. During the first quarter of fiscal year 2014, we recorded a compensation expense of $9 million due to the departures of certain plan participants.
We have preliminarily estimated the fair value of the acquired assets and liabilities for CyOptics. We allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition. As additional information becomes available, such as finalization of negotiations of working capital adjustments and tax related matters, we have revised and may continue to revise our preliminary purchase price allocation.
During the fourth quarter of fiscal year 2013, adjustments were made to account for a $10 million increase to fixed assets, based on the result of the physical inventory of fixed assets, a $4 million increase in deferred tax liabilities relating to the fixed asset adjustment, a $3 million increase in deferred tax liabilities related to measurement period tax positions and a $1 million increase in consideration paid due to payments related to working capital adjustments. These adjustments resulted in a $2 million decrease in the fair value assigned to goodwill related to post-acquisition fixed assets counts, working capital settlement and deferred tax adjustments.
Our preliminary allocation of the total purchase price for CyOptics and the purchased intangible assets as of February 2, 2014 is as follows (in millions):

Estimated Fair Value
Trade accounts receivable	$51
Inventory	35
Other current assets	2
Property, plant and equipment	44
Goodwill	190
Intangible assets	141
Total assets acquired	463
Accounts payable	(25)
Employee compensation and benefits	(5)
Other current liabilities	(2)
Long-term deferred tax liabilities (included in Other long-term liabilities)	(54)
Total liabilities assumed	(86)
Purchase price allocation	$377
There were no significant contingencies assumed as part of the acquisition. As of February 2, 2014, we have recorded $12 million in indemnification receivables in other long-term assets for tax positions related to CyOptics' value-added tax and income tax payables existing prior to the acquisition.

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
Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of CyOptics. Customer relationships were valued using the with-and-without-method, a form of the income approach. In this method, fair value is measured by the lost profits associated with the period of time necessary to reacquire the customers. The method involves a comparison of the cash flows assuming the customer relationships were in place versus as if the customer relationships were to be created "from scratch." There are additional considerations related to the build-in time for certain product lines and the qualification periods included in the valuation model. This method also assumes that all other assets, know-how and technology were easily available in both scenarios.
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
The purchased intangible assets are being amortized over their estimated useful lives of 1 year to 8 years. (See Note 4. Goodwill and Intangible Assets)
Unaudited Pro Forma Information. The following table presents certain unaudited pro forma financial information for each of the fiscal years ended November 3, 2013 and October 28, 2012 as if CyOptics had been acquired as of the beginning of the fiscal year prior to the acquisition date. The unaudited estimated pro forma information combines the historical results of CyOptics with our consolidated historical results and includes certain fair value adjustments reflecting the estimated impact of amortization of purchased intangible assets and depreciation of acquired property, plant and equipment for the respective periods. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of our fiscal year 2012 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below (in millions, except for per share amounts):

	Fiscal Year Ended
	November 3, 2013	October 28, 2012
Pro forma net revenue	$2,663	$2,578
Pro forma net income	$547	$551
Pro forma net income per share-basic	$2.21	$2.25
Pro forma net income per share-diluted	$2.17	$2.20

4. Goodwill and Intangible Assets
Goodwill
There were no material change in the goodwill balance for the period ended February 2, 2014.
Intangible Assets
Purchased intangibles consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of February 2, 2014:
Purchased technology	$843	$(480)	$363
Customer and distributor relationships	289	(192)	97
Other	8	(5)	3
Intangible assets subject to amortization	1,140	(677)	463
In-process research and development	4	—	4
Total	$1,144	$(677)	$467

As of November 3, 2013:
Purchased technology	$843	$(462)	$381
Customer and distributor relationships	289	(186)	103
Other	8	(4)	4
Intangible assets subject to amortization	1,140	(652)	488
In-process research and development	4	—	4
Total	$1,144	$(652)	$492
The following table presents the amortization expense of purchased intangible assets (in millions):

	Fiscal Quarter Ended
	February 2, 2014	February 3, 2013
Cost of products sold	$18	$14
Operating expenses	7	5
Total amortization expense	$25	$19
Based on the amount of intangible assets subject to amortization at February 2, 2014, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2014 (remainder)	$74
2015	95
2016	78
2017	68
2018	33
2019	29
Thereafter	86
$463

The weighted-average amortization periods remaining by intangible asset category at February 2, 2014 were as follows (in years):

Amortizable intangible assets:
Purchased technology	7
Customer and distributor relationships	6
Other	9

5. Retirement Plans and Post-Retirement Benefits
An amendment was made to our U.S. post-retirement medical benefit plan with an effective date of January 1, 2014. This plan was transferred to us from Agilent Technologies, Inc., or Agilent, as part of the Semiconductor Products Group, or SPG, acquisition on December 1, 2005. The amendment affected active, eligible employees and had no impact on existing retirees. As a result of the amendment, employees who were previously eligible for the medical benefit spending account of $40,000 upon retirement received a cash settlement based on age and years of service and have ceased to be eligible for post-retirement medical benefits under the program. During the first quarter of fiscal year 2014, we paid an aggregate of $6 million in cash into these employees' 401(k) accounts. Employees who were previously eligible for the medical benefit spending account of $55,000 upon retirement, have had the period during which they, as retirees, may use the spending account to pay premiums paid for medical coverage extended from age 65 to 75. Employees who were previously eligible for the traditional retiree medical plan upon retirement have ceased to be eligible to participate in such a plan and will, instead, only be eligible for the extended $55,000 retiree medical account program described above. As a result of the above plan amendment, a curtailment gain of $1 million and a settlement gain of $2 million were recorded in the unaudited condensed consolidated financial statements for the fiscal quarter ended February 2, 2014. As of February 2, 2014, the U.S. post-retirement medical benefit plan's remaining liability balance was $14 million, which is primarily included in other long-term liabilities in our unaudited condensed consolidated balance sheet.
6. Borrowings
We had no borrowings as of February 2, 2014 and November 3, 2013 with respect to the 2013 unsecured revolving credit facility. We were in compliance with the financial covenants under our credit agreement as of February 2, 2014.
Debt issuance cost
Unamortized debt issuance costs associated with our 2013 unsecured revolving credit facility were $2 million at February 2, 2014 and are included in other current assets and other long-term assets on the condensed consolidated balance sheets. Amortization of debt issuance costs is classified as interest expense in the unaudited condensed consolidated statements of operations.
7. Fair Value
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
The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:
Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include bank acceptances, trading securities investments and investment funds (i.e., deferred compensation plan assets). We measure trading securities investments and investment funds at quoted market prices as they are traded in an active market with sufficient volume and frequency of transactions. As of February 2, 2014, the fair market value of a minority interest equity investment was $14 million and classified as trading securities in other current assets on the unaudited condensed consolidated balance sheets.
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
We did not have any Level 3 asset or liability activities during the fiscal quarter ended February 2, 2014.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below sets forth by level our financial assets and liabilities that were accounted for at fair value as of February 2, 2014. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions).

	Fair Values as of February 2, 2014
	Portion of Carrying Value Measured at Fair Value	Fair Value Measurement Using Quoted Prices In Active Market For Identical Assets (Level 1)	Fair Value Measurement Using Significant Other Inputs (Level 2)	Fair Value Measurement Using Unobservable Inputs (Level 3)
Assets:
Trading securities (1)	$14	$14	$—	$—
Investment funds — deferred compensation plan assets (1)	11	11	—	—
Bank acceptances (1)	1	1	—	—
Total assets measured at fair value	$26	$26	$—	$—
Liabilities:
Deferred compensation plan liabilities (2)	$11	$—	$11	$—
_________________________________

(1)	Included in other current assets in our unaudited condensed consolidated balance sheet

(2)	Included in other current liabilities in our unaudited condensed consolidated balance sheet
During the fiscal quarter ended February 2, 2014, there were no material transfers between Level 1, Level 2 or Level 3 fair value instruments.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value as of February 2, 2014.
Fair Value of Other Financial Instruments
The fair values of cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.
8. Shareholders’ Equity
Share Repurchase Program
The Company repurchased 0.3 million shares for an aggregate purchase price of $12 million in cash at a weighted-average purchase price per share of $43.50 during the fiscal quarter ended February 2, 2014 under the 2013 share repurchase program. The 2013 share repurchase program will expire the day prior to the Company's 2014 annual general meeting, unless earlier terminated.
Dividends
We paid a cash dividend of $0.25 and $0.17 per share, or $62 million and $42 million in total, during the fiscal quarters ended February 2, 2014 and February 3, 2013, respectively.

Share-Based Compensation Expense
The following table summarizes share-based compensation expense related to share-based awards granted to employees, directors, and non-employees for the fiscal quarters ended February 2, 2014 and February 3, 2013 (in millions):

	Fiscal Quarter Ended
	February 2, 2014	February 3, 2013
Cost of products sold	$3	$2
Research and development	8	7
Selling, general and administrative	13	9
Total share-based compensation expense	$24	$18
The fair values of our time-based options and ESPP rights were estimated using the Black-Scholes option pricing model. Certain stock options granted in the fiscal quarter ended February 2, 2014 included both service and market conditions. The fair value of those market-based stock options was estimated using Monte Carlo simulation techniques.
The weighted-average assumptions utilized for our time-based options, ESPP rights and market-based stock options granted during the fiscal quarters ended February 2, 2014 and February 3, 2013 were as follows:

	Time-based Options
	Fiscal Quarter Ended
	February 2, 2014	February 3, 2013
Risk-free interest rate	1.2%	0.7%
Dividend yield	2.0%	1.9%
Volatility	35.0%	52.0%
Expected term (in years)	4.2	5.0

	ESPP Rights
	Fiscal Quarter Ended
	February 2, 2014	February 3, 2013
Risk-free interest rate	—%	0.1%
Dividend yield	2.3%	1.8%
Volatility	37.0%	45.0%
Expected term (in years)	0.5	0.5

Market-based Options
Fiscal Quarter Ended
February 2, 2014
Risk-free interest rate	2.4%
Dividend yield	1.9%
Volatility	46%
The dividend yields for the fiscal quarters ended February 2, 2014 and February 3, 2013 are based on the dividend yield as of the respective award grant dates. For the fiscal quarter ended February 2, 2014, expected volatility for time-based options is based on our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from our own traded shares with a term of 180 days measured at a specific date. Prior to fiscal year 2014, expected volatility was based on the combination of historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from traded options in guideline publicly-traded companies and our own shares with a term of 720 days or greater measured over the last three months.
For the fiscal quarter ended February 2, 2014, market-based options expected volatility was based on the combination of historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from our own shares with a term of 180 days measured on date of grant. For the fiscal year ended November 3, 2013, market-based options expected volatility was based on the combination of historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from traded options in guideline publicly-traded companies and our own shares with a term of 720 days measured on date of grant.
The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant.
For the fiscal quarter ended February 2, 2014, the expected term for time-based options was based on a weighted- average combining the average life of options that have already been exercised or cancelled with the expected life of all unexercised options. The expected life for unexercised options is calculated assuming that the options will be exercised at the midpoint of the vesting date (if unvested) or the valuation date (if vested) and the full contractual term. Our computations of expected term for time-based options prior to fiscal year 2014 were based on data, such as the data of peer companies and company-specific attributes, that we believe could affect employees’ exercise behavior.
The expected life of market-based stock options valued using Monte Carlo simulation techniques is based upon the vesting dates forecasted by the simulation and then assuming that options which vest, and for which the market condition has been satisfied, are exercised at the midpoint between the forecasted vesting date and their expiration.
Based on the above assumptions, the weighted-average fair values of the time-based options granted under the Company's equity incentive award plan for the fiscal quarters ended February 2, 2014 and February 3, 2013 were $11.57 and $13.32, respectively. The weighted-average fair value of the market-based options granted under the Company's equity incentive award plan for the fiscal quarter ended February 2, 2014 is $19.10. There were no market-based options granted for the fiscal quarter ended February 3, 2013.
The weighted-average fair values of the rights to purchase shares in the ESPP for the fiscal quarters ended February 2, 2014 and February 3, 2013 were $12.16 and $11.54, respectively. The weighted-average fair values of RSUs granted in the fiscal quarters ended February 2, 2014 and February 3, 2013 were $46.60 and $34.83, respectively.
Total compensation cost of time and market-based options granted but not yet vested as of February 2, 2014 was $165 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. The total grant-date fair values of the time-based options vested during the fiscal quarters ended February 2, 2014 and February 3, 2013 were $10 million and $8 million, respectively. Total unrecognized compensation cost related to the ESPP rights as of February 2, 2014 was immaterial and is expected to be recognized over the remaining portion of the current offering period under the ESPP, which ends on March 14, 2014. Total compensation cost related to unvested RSUs as of February 2, 2014 was $38 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. The total grant-date fair values of RSUs that vested during the fiscal quarter ended February 2, 2014 was $1 million. The total grant-date fair value of RSUs that vested during the fiscal quarter ended February 3, 2013 was immaterial.
Equity Incentive Award Plans
A summary of option award activity related to our equity incentive plans is as follows (in millions, except years and per share amounts):

		Option Awards Outstanding
	Shares Available for Grant	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of November 3, 2013	10	22	$29.81
Annual increase in shares available for issuance, per equity incentive plan terms	6
Granted	(1)	1	50.08
Exercised	—	—	23.46
Cancelled	—	—	34.59
Balance as of February 2, 2014	15	23	31.21	5.57	$531
Fully vested as of February 2, 2014		7	21.02	4.94	229
Fully vested and expected to vest as of
February 2, 2014		22	30.82	5.53	512

As of November 3, 2013, there were 10 million shares available for grant under the 2009 Equity Incentive Plan. Per the terms of the 2009 Equity Incentive Plan, an annual increase of 6 million shares was approved for issuance on the first day of fiscal year 2014. As of the quarter ended February 2, 2014, there were 15 million shares that remained available for grant.
The total intrinsic values of options exercised during the fiscal quarters ended February 2, 2014 and February 3, 2013 were $22 million and $25 million, respectively.
A summary of RSU activity related to our equity incentive plans is as follows (in millions, except years and per share amounts):

	RSU Awards Outstanding
	Number Outstanding	Weighted- Average Grant Date Fair Market Value	Weighted- Average Remaining Contractual Life (in years)
Balance as of November 3, 2013	2	$34.38
Granted	—	46.60
Vested	—	34.86
Forfeited	—	38.37
Balance as of February 2, 2014	2	35.27	2.80
The following table summarizes the ranges of outstanding and exercisable option awards as of February 2, 2014 (in millions, except years and per share amounts):

	Option Awards Outstanding			Option Awards Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Number Exercisable	Weighted-Average Exercise Price Per Share
$0.00-$10.00	1	4.27	$8.44	1	$8.01
$10.01-$20.00	2	4.82	13.39	2	13.31
$20.01-$30.00	2	6.40	21.02	1	20.87
$30.01-$40.00	16	5.57	35.44	3	33.95
$40.01-$50.00	1	6.72	45.55	—	—
$50.01-$53.78	1	6.92	52.77	—	—
Total	23	5.57	31.21	7	21.02
Employee Share Purchase Plan
No shares were issued under the ESPP during the fiscal quarters ended February 2, 2014 and February 3, 2013. At February 2, 2014, 9.3 million shares remained available for issuance under the ESPP.
9. Income Taxes
For the fiscal quarter ended February 2, 2014, we recorded an income tax provision of $5 million, compared to $1 million for the fiscal quarter ended February 3, 2013. The increase in tax provision is primarily due to a change in the jurisdictional mix of income and expense. The tax expense for the fiscal quarter ended February 2, 2014 included a benefit of $4 million from the recognition of previously unrecognized tax benefits as a result of lapses in statutes of limitations. The tax expense for the fiscal quarter ended February 3, 2013 included a benefit of $3 million from U.S. legislation enacted in January 2, 2013 retroactively reinstating the research and development credit.
Pursuant to Accounting Standards Codification (“ASC”) 740-10-25-3(e) (Income Taxes) and ASC 810-10-45-8 (Consolidation), during the fiscal quarter ended February 2, 2014, we recorded a deferred charge for the deferral of income tax expense on certain intercompany asset transactions that occurred in the fiscal quarter.  The deferred charge of approximately $32 million, with $4 million included in other current assets and $28 million included in other long-term assets on our unaudited condensed consolidated balance sheets.  The deferred charge will be amortized on a straight-line basis and will be included as a component of income tax expense over the life of the underlying assets, which has been estimated to be seven years.

Unrecognized Tax Benefits
As of November 3, 2013, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was approximately $35 million, including accrued interest and penalties.
We are subject to Singapore income tax examinations for the years ended October 31, 2006 and later, and in major jurisdictions outside Singapore for the years ended October 31, 2007 and later. However, we are not under Singapore income tax examination at this time. We believe it is possible that we may recognize $1 million to $13 million of our existing unrecognized tax benefits within the next 12 months as a result of lapses of statute of limitations for certain audit periods.
10. Segment Information
ASC 280 “Segment Reporting,” or ASC 280, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. We completed the CyOptics acquisition in the third quarter of fiscal year 2013 and have fully integrated CyOptics into Avago's organization structure and business model. Therefore, we have concluded that we continue to have one reportable segment based on the following factors: sales of semiconductors represents our only material source of revenue; substantially all products offered incorporate analog functionality and are manufactured under similar manufacturing processes; we use an integrated approach in developing our products in that discrete technologies developed are frequently integrated across many of our products; and we use a common order fulfillment process and similar distribution approach for our products. Broad distributor networks are typically used to distribute our products, with large accounts being serviced by a direct sales force. The Chief Executive Officer has been identified as the Chief Operating Decision Maker, as defined by ASC 280.
11. Related Party Transactions
During the fiscal quarters ended February 2, 2014 and February 3, 2013, in the ordinary course of business, the Company purchased from, or sold to, several entities where one of the Company's directors also serves or served as a director or executive officer of that entity, including eSilicon Corporation (ceased to be a related party after the quarter ended May 5, 2013), KLA-Tencor Corporation and Wistron Corporation (ceased to be a related party after the quarter ended August 4, 2013). Management believes that such transactions are at arm's length and on similar terms as would have been obtained from unaffiliated third parties.
The following tables provide information regarding the aggregate amounts involved in the transactions with these parties for the indicated periods (for the portion of such period that they were considered related) (in millions):

	Fiscal Quarter Ended
	February 2, 2014		February 3, 2013
Total net revenue (1) (2)	$—	*	$6
Total costs and expenses (2)	—	*	1

	February 2, 2014		November 3, 2013
Total receivables	$—	*	$—	*
Total payables	—	*	—	*
_________________________________
* Represent amounts less than $0.5 million.
(1) Amounts include net revenue for related party transactions with Wistron Corporation through the fiscal quarter ended February 3, 2013. Wistron Corporation ceased to be a related party after the fiscal quarter ended August 4, 2013.
(2) Amounts include net revenue, cost and expenses for related party transactions with eSilicon Corporation through the fiscal quarter ended February 3, 2013. eSilicon Corporation ceased to be a related party after the fiscal quarter May 5, 2013.

12. Commitments and Contingencies
Commitments
The following table sets forth changes in our commitments as of February 2, 2014 for the fiscal periods noted (in millions):

	Total	2014 (remainder)	2015	2016	2017	2018	2019	Thereafter
Purchase Commitments	$143	$143	$—	$—	$—	$—	$—	$—
Other Contractual Commitments	$49	$14	$16	$12	$5	$2	$—	$—
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
We also make purchases from a variety of vendors in connection with the expansion of our Fort Collins internal fabrication facility. These purchases are typically conducted on a purchase order basis and the purchase commitment amount shown in the table above includes $48 million in cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of February 2, 2014.
Other Contractual Commitments.  Represents amounts payable pursuant to agreements related to outsourced IT, human resources, financial infrastructure outsourcing services and other services agreements.
There were no other substantial changes to our contractual commitments during the first quarter of fiscal year 2014 from those disclosed in our Annual Report on Form 10-K for fiscal year 2013.
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
Lawsuits Relating to the Pending Acquisition of LSI
Fifteen purported class action complaints have been filed by alleged stockholders of LSI against us. Eight of those lawsuits were filed in the Delaware Court of Chancery, and the other seven lawsuits were filed in the Superior Court of the State of California, County of Santa Clara on behalf of the same putative class as the Delaware actions. On January 17, 2014, the Delaware Court of Chancery entered an order consolidating the Delaware actions into a single action. These actions generally allege that we aided and abetted breaches of fiduciary duty by the members of LSI's board of directors in connection with the merger because the merger was not in the best interest of LSI, the merger consideration is unfair and certain other terms of the merger agreement are unfair. Among other remedies, the lawsuits seek to enjoin the merger, or in the event that an injunction is not entered and the merger closes, to rescind the merger or obtain unspecified money damages, costs and attorneys' fees.
On March 7, 2014, the parties reached an agreement in principle to settle the consolidated Delaware action on a class wide basis, and negotiated a stipulation of settlement that was presented to the Delaware Court of Chancery on March 10, 2014. We and our board of directors believe these claims are entirely without merit and, in the event the settlement is not approved, we intend to vigorously defend these actions.
Other Matters
In addition to the matters discussed above, we are currently engaged in a number of legal actions in the ordinary course of our business.
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
Warranty
There were no material changes to our warranty accrual during the fiscal quarter ended February 2, 2014.
Indemnifications to Hewlett-Packard and Agilent
Agilent, has given multiple indemnities to Hewlett-Packard Company in connection with its activities prior to its spin-off from Hewlett-Packard Company in June 1999 for the businesses that constituted Agilent prior to the spin-off. We are the successor to the SPG, of Agilent, which we acquired on December 1, 2005, which we refer to as the SPG Acquisition. As the successor to the SPG business of Agilent, we have acquired responsibility for indemnifications related to assigned intellectual property agreements. Additionally, when we completed the acquisition from Agilent in December 2005, we provided indemnities to Agilent with regard to Agilent’s conduct of the SPG business prior to the SPG Acquisition. In our opinion, the fair value of these indemnifications is not material and no amount has been accrued in the accompanying unaudited condensed consolidated financial statements with respect to these indemnification obligations.
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
13. Restructuring Charges
In January 2014, we committed to a restructuring plan to close a fabrication facility as a result of the integration of the CyOptics business. The plan is expected to be substantially completed in the third quarter of fiscal year 2014. We recorded $8 million and $4 million in research and development expense and costs of products sold, respectively, during the quarter ended February 2, 2014, related to employment termination costs. As we previously effected a restructuring plan in the same location, for which similar termination packages were offered, we are therefore required to record the employment termination cost for the current restructuring plan in the period in which the plan was approved by our management in accordance with relevant accounting guidance. As of February 2, 2014, none of this charge has been paid and the remaining balance will be paid during fiscal year 2014 as the employees exit the Company. Other costs, including impairment of fixed assets and lease termination expenses of approximately $12 million, will be recorded in future quarters pursuant to the relevant accounting guidance. We also incurred restructuring charges of $5 million as a result of rationalizing research and development programs and continued alignment of our global manufacturing operations.
The following table sets forth significant activities within and components of the restructuring charges during the first fiscal quarter of fiscal 2014 (in millions):

	Employee Termination Cost	Asset Abandonment Costs	Total
Balance as of November 3, 2013	$—	$—	$—
Research and development	9	1	10
Cost of product sold	5	—	5
Operating expenses	2	—	2
Less: Non-cash portion	—	1	1
Less: Cash payments	2	—	2
Accrued balance as of February 2, 2014 - included in Other current liabilities	$14	$—	$14

14. Accumulated Other Comprehensive Income (Loss)
The change in accumulated other comprehensive income (loss) by component and related tax effects in the first quarter of fiscal 2014 is as follows (in millions):

	Prior Service Credits (Cost)	Actuarial Gains (Losses)	Total
Balance as of November 3, 2013	$(1)	$(5)	$(6)
Other comprehensive income (loss) before reclassifications	1	—	1
Amounts reclassified out of accumulated other comprehensive loss	(1)	(2)	(3)
Tax effects	—	1	1
Other comprehensive loss	—	(1)	(1)
Balance as of February 2, 2014	$(1)	$(6)	$(7)
The amounts reclassified out of accumulated other comprehensive income (loss) into the unaudited condensed consolidated statements of operations, with presentation location, during each period were as follows (in millions):

Comprehensive Income Components	February 2, 2014	February 3, 2013	Classified to:
Post-retirement benefit amendment, curtailment and settlement gain, net	$1	$—	Cost of products sold
Post-retirement benefit amendment, curtailment and settlement gain, net	1	—	Research and development
Post-retirement benefit amendment, curtailment and settlement gain, net	1	—	Selling, general and administrative
Total amounts reclassified out of accumulated other comprehensive income (loss)	$3	$—
15. Subsequent Event
On March 5, 2014, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.27 per share, payable on March 31, 2014 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on March 20, 2014.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 3, 2013, or fiscal year 2013, included in our Annual Report on Form 10-K for fiscal year 2013, or 2013 Annual Report on Form 10-K. References to “Avago,” "the Company," “we,” “our” and “us” are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Quarterly Report on Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations; statements of expectation or belief regarding future events (including our pending acquisition of LSI Corporation, or LSI, and any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, or enforceability of our intellectual property rights; and the effects of seasonality on our results of operations. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. For example, there can be no assurance that our product sales efforts, revenues or expenses will meet any expectations or follow any trend(s), that our ability to compete effectively will be successful or yield anticipated results, or that we will be able to complete our pending acquisition of LSI or realize the expected benefits from such acquisition. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in this Quarterly Report on Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
During the first quarter of fiscal year 2014, our net revenue increased significantly compared to the first quarter of fiscal year 2013. Net revenue from each of our three target markets increased during this period compared to the first quarter of fiscal year 2013, mainly due to strong demand from a large smartphone original equipment manufacturer, or OEM, customer in the wireless communications target market and revenue contribution from the acquired CyOptics business in the wired infrastructure target market. Our fiscal year ended November 3, 2013, or fiscal year 2013, was a 53-week fiscal year, with the first fiscal quarter consisting of 14 weeks.

Acquisitions
Pending Acquisition of LSI Corporation
On December 15, 2013, we entered into a merger agreement with LSI Corporation, or LSI, a U.S. publicly traded company that designs semiconductors and software that accelerate storage and networking in datacenters, mobile networks and client computing. Pursuant to the merger agreement, we have agreed to acquire all of the issued and outstanding shares of common stock of LSI for aggregate acquisition consideration of approximately $6.6 billion in cash, or $11.15 in cash per share of LSI common stock. The transaction has been approved by the Avago and LSI boards of directors and is subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals in various jurisdictions, as well as approval of LSI's stockholders. The transaction is presently expected to close in the first half of calendar 2014.
CyOptics
On June 28, 2013, we completed our acquisition of CyOptics, Inc., or CyOptics, a U.S.-based company that manufactures and sells InP optical chip and component technologies for the data communications and telecommunications markets. CyOptics has front-end manufacturing operations in the U.S. and back-end manufacturing operations in Mexico.
The aggregate consideration for the acquisition was approximately $377 million including a $1 million working capital adjustment payment made in the fiscal quarter ended November 3, 2013, of which $373 million was paid in cash, net of $3 million in cash acquired, to acquire all of the outstanding shares of capital stock of CyOptics. We also agreed to pay additional deferred consideration to the previous shareholders of CyOptics in the amount of $4 million one year subsequent to the acquisition date, which was recorded in other current liabilities.
In addition, approximately $27 million is payable to key employees of CyOptics as part of a retention bonus plan. This amount was paid into escrow and will be paid over a three-year period subsequent to the acquisition date and is being recognized as compensation expense in operating results over the same period. For eligible CyOptics employees whose employment is involuntarily terminated by the Company, their retention bonus payments are accelerated and due in full upon such termination in accordance with the provisions of the plan. During the first quarter of fiscal year 2014, we recorded a compensation expense of $9 million due to the departures of certain plan participants.
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
See Note 3. "Acquisitions" to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
There were no significant changes in our critical accounting policies during the fiscal quarter ended February 2, 2014 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report on Form 10-K.

Results from Operations
Fiscal Quarter Ended February 2, 2014 Compared to Fiscal Quarter Ended February 3, 2013
The following table sets forth our results of operations for the fiscal quarters ended February 2, 2014 and February 3, 2013.

	Fiscal Quarter Ended
	February 2, 2014	February 3, 2013	February 2, 2014	February 3, 2013
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$709	$576	100%	100%
Cost of products sold:
Cost of products sold	347	286	49	50
Amortization of intangible assets	18	14	2	2
Restructuring charges	5	—	1	—
Total cost of products sold	370	300	52	52
Gross margin	339	276	48	48
Research and development	107	93	15	16
Selling, general and administrative	74	53	10	9
Amortization of intangible assets	7	5	1	1
Restructuring charges	12	1	2	—
Total operating expenses	200	152	28	26
Income from operations	139	124	20	22
Other income, net	—	2	—	—
Income before income taxes	139	126	20	22
Provision for income taxes	5	1	1	—
Net income	$134	$125	19%	22%

     Net revenue. Net revenue was $709 million for the fiscal quarter ended February 2, 2014, compared to $576 million for the fiscal quarter ended February 3, 2013, an increase of $133 million, or 23%. The fiscal quarter ended February 2, 2014 consisted of 13 weeks compared to 14 weeks in the fiscal quarter ended February 3, 2013. The increase in net revenue for the fiscal quarter ended February 2, 2014 compared to the fiscal quarter ended February 3, 2013 was primarily due to continued strength in demand from a large smartphone original equipment manufacturer, or OEM, customer in our wireless communications target market and in the wired infrastructure target market, mainly due to revenue contribution from the CyOptics business that we acquired in the third quarter of fiscal year 2013.
Our three target markets are wireless communications, wired infrastructure and industrial & other. The percentage of total net revenue generated by sales in each of our target markets varies from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality. The first fiscal quarter has historically been our lowest revenue and cash generating quarter due, in part, to holiday shutdowns at many OEM, customers and distributors, and the first half of the fiscal year has tended to generate lower revenue than the second half. However, in recent periods, typical seasonality and industry cyclicality have been increasingly overshadowed by other factors such as wider macroeconomic effects, the timing of significant product transitions and launches by large OEMs, particularly in the wireless communications target market, and new product launches by our competitors.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During the fiscal quarter ended February 2, 2014, direct sales to Foxconn Technology Group companies, or Foxconn, accounted for 25% of our net revenue.
Our top 10 direct customers for the fiscal quarter ended February 2, 2014, which included three distributors, collectively accounted for 63% of our net revenue. We believe our aggregate sales to Apple Inc., when direct sales are combined with indirect sales through the contract manufacturers that it utilizes, accounted for more than 10% of our net revenues for the fiscal quarter ended February 2, 2014.

Net revenue by target market data is derived from our understanding of our end customers’ primary markets. Net revenue by target market was as follows:

	Fiscal Quarter Ended
% of net revenue	February 2, 2014	February 3, 2013	Change
Wireless communications	49%	53%	(4)%
Wired infrastructure	32	25	7
Industrial & other	19	22	(3)
Total net revenue	100%	100%

	Fiscal Quarter Ended
Net revenue (in millions)	February 2, 2014	February 3, 2013	Change
Wireless communications	$349	$308	$41
Wired infrastructure	228	143	85
Industrial & other	132	125	7
Total net revenue	$709	$576	$133
Net revenue from our wireless communications target market increased by $41 million, or 13%, in the first quarter of fiscal year 2014, compared with the corresponding prior year period, due to continued strength in mobile smartphone sales on sustained demand from a large smartphone OEM customer. Unit sales of smartphones containing our products, as well as the amount of our product content in those phones are key drivers of our revenue increase from this target market. Improvements in our product content in a number of new smartphone platforms helped drive revenue growth during the first quarter of fiscal year 2014. We continued to experience high demand for our film bulk acoustic resonator, or FBAR, duplexers in the quarter ended February 2, 2014.
Net revenue from our wired infrastructure target market increased by $85 million, or 59%, in the first fiscal quarter of 2014 compared to the first fiscal quarter of 2013. The increase in the first quarter of fiscal 2014 compared to 2013 was largely due to $64 million of revenue contribution from our CyOptics component sales, an $11 million increase in intellectual property licensing and development agreement revenue and the remaining increase primarily from higher enterprise and storage revenue.
Net revenue from our industrial & other target market increased by $7 million, or 6%, in the first quarter of fiscal year 2014, compared with the corresponding prior year period. This increase was due primarily to a $3 million increase in intellectual property licensing royalties and a recovery in overall end market demand in this target market.
From time to time, some of our key customers, particularly in our wireless target market, place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the launches of, and seasonal variations in sales of, consumer products such as mobile handsets, as well as changes in the overall economic environment.
Gross margin. Gross margin was $339 million for the fiscal quarter ended February 2, 2014 compared to $276 million for the fiscal quarter ended February 3, 2013, an increase of $63 million. As a percentage of net revenue, gross margin remained flat at 48% for the fiscal quarter ended February 2, 2014 compared to fiscal quarter ended February 3, 2013. The increase in gross margin dollars was due primarily to additional gross margin contributions from the CyOptics business, which we acquired during the third quarter of fiscal year 2013, an increase in net revenue in both the wireless communication and wired infrastructure target markets, higher revenue from intellectual property licensing and development agreements and improved product mix in our wireless communications target market. These were partially offset by an increase in restructuring expense in the quarter ended February 2, 2014 related to the planned closure of a fabrication facility (see Note 13. "Restructuring Charges" to the Unaudited Condensed Consolidated Financial Statements) and increases in amortization of intangible assets and in share-based compensation expense in the fiscal quarter ended February 2, 2014 compared to the fiscal quarter ended February 3, 2013.
Research and development. Research and development expense was $107 million for the fiscal quarter ended February 2, 2014, compared to $93 million for the fiscal quarter ended February 3, 2013, an increase of $14 million, or 15%. The overall dollar increase in research and development expense was attributable to a $5 million increase in salaries and employee benefits expense due to annual merit-based salary increases and additional headcount due to the CyOptics acquisition, a $1 million increase in share-based compensation expense attributable to annual focal employee equity awards at higher grant-date fair values, a $5 million increase in research and development project expenses, including consumables and external services, a $3 million increase in depreciation of fixed assets and a $2 million increase in accrued incentive compensation expense. These increases were partially offset by a $1 million curtailment and settlement gain from an amendment to our U.S. post-retirement benefits plan effected in the fiscal quarter ended February 2, 2014, and a $1 million decrease in computer software and support expense.
Selling, general and administrative. Selling, general and administrative expense was $74 million for the fiscal quarter ended February 2, 2014, compared to $53 million for the fiscal quarter ended February 3, 2013, an increase of $21 million or 40%. As a percentage of net revenue, selling, general and administrative expense increased to 10% for the fiscal quarter ended February 2, 2014, compared to 9% for the fiscal quarter ended February 3, 2013. The increase in selling, general and administrative expense for the fiscal quarter ended February 2, 2014 consisted of a $9 million increase in retention bonuses related to the CyOptics acquisition, a $1 million increase in variable and bonus compensation expense due to annual merit-based salary increases and additional headcount due to the CyOptics acquisition, a $2 million increase in salaries and employee benefits expense, and a $4 million increase in share-based compensation primarily attributable to a special, long-term compensation and retention equity award made to our President and Chief Executive Officer and to our annual focal employee equity awards at higher grant-date fair values. The remaining $5 million increase in selling, general and administrative costs relates primarily to legal and other transaction costs related to our pending acquisition of LSI.
Amortization of intangible assets. Total amortization of intangible assets incurred was $25 million and $19 million for the fiscal quarters ended February 2, 2014 and February 3, 2013, respectively. The increase in amortization expense for the fiscal quarter ended February 2, 2014 is attributable to the increase in amortizable intangible assets from the CyOptics and Javelin Semiconductor Inc. acquisitions completed in fiscal year 2013. We anticipate our amortization expense will be higher in future periods, primarily as a result of increases in amortizable intangible assets from acquisitions we completed in fiscal year 2013 as well as from completing the pending acquisition of LSI, which is currently expected to occur during the first half of calendar year 2014.
Restructuring charges. We incurred $17 million in restructuring charges for the fiscal quarter ended February 2, 2014, compared to restructuring charges of $1 million for the fiscal quarter ended February 3, 2013, of which $5 million and $12 million were recorded in costs of products sold (see "Gross Margin" above) and in operating expenses, respectively. These expenses were due primarily to the planned closure of a fabrication facility as a result of the integration of the CyOptics business. We expect to incur additional restructuring charges in future periods as a result of further integration and alignment of completed acquisitions and acquisitions that we may make in the future, including the LSI acquisition.
Interest expense. Interest expense was not material for the fiscal quarters ended February 2, 2014 and February 3, 2013. Interest expense represents ongoing commitment fees related to our revolving credit facility.
Other income, net. Other income, net includes unrealized gains or losses on trading securities and investment funds, interest income, foreign currency gains (losses) on balance sheet remeasurement and other miscellaneous items. Other income, net was $0 million for the fiscal quarter ended February 2, 2014, compared to other income, net of $2 million for the fiscal quarter ended February 3, 2013. Other income for the fiscal quarter ended February 3, 2013 included $2 million of unrealized gain related to trading securities.
Provision for income taxes. We recorded an income tax provision of $5 million for the fiscal quarter ended February 2, 2014, compared to $1 million for the fiscal quarter ended February 3, 2013. The increase in tax provision is primarily due to a change in the jurisdictional mix of income and expense. The tax expense for the quarter ended February 2, 2014 included a benefit of $4 million from the recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods. The tax expense for the fiscal quarter ended February 3, 2013 included a benefit of $3 million from U.S. legislation enacted in January 2, 2013 retroactively reinstating the research and development credit.
Pursuant to Accounting Standards Codification (“ASC”) 740-10-25-3(e) (Income Taxes) and ASC 810-10-45-8 (Consolidation), during the fiscal quarter ended February 2, 2014, we recorded a deferred charge for the deferral of income tax expense on certain intercompany asset transactions that occurred in the fiscal quarter.  The deferred charge of approximately $32 million, with $4 million included in other current assets and $28 million included in other long-term assets on our unaudited condensed consolidated balance sheets.  The deferred charge will be amortized on a straight-line basis and will be included as a component of income tax expense over the life of the underlying assets, which has been estimated to be seven years.
Backlog
Our sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, cancelled or modified on relatively short notice, and in most cases without substantial penalty. Therefore, we believe that purchase orders or backlog are not a reliable indicator of future sales.

Seasonality
We have historically been affected by seasonal trends in the semiconductor and related industries. Our net revenue in the second half of the fiscal year has typically been higher than our net revenue in the first half of the fiscal year due to seasonality in our wireless communications target market. This target market historically tended to experience seasonality due to the calendar year-end holiday selling seasons. From time to time, some of our key customers, particularly in our wireless communications target market, place large orders causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the launches of, and seasonal variations in sales of, consumer products such as mobile handsets, as well as changes in the overall economic environment. These fluctuations combined with other factors have increasingly overshadowed these seasonal effects in recent periods.
Liquidity and Capital Resources
Our primary sources of liquidity as at February 2, 2014 consist of: (1) approximately $1,112 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our $575 million unsecured revolving credit facility, which is committed until October 28, 2018, all of which is available to be drawn.
Our short-term and long-term liquidity requirements primarily arise from: (i) working capital requirements, (ii) research and development and capital expenditure needs, including acquisitions, such as our recently announced, pending acquisition of LSI, and investments we may make from time to time, (iii) quarterly dividend payments (if and when declared by our board of directors, or the Board), and (iv) any share repurchases we may choose to make under our share repurchase programs. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
On December 15, 2013, we entered into a merger agreement with LSI Corporation, or LSI, a U.S. publicly traded company. Pursuant to the merger agreement, we will acquire all of the issued and outstanding common stock of LSI for aggregate acquisition consideration of approximately $6.6 billion in cash, or $11.15 in cash per share of LSI common stock. We anticipate funding the transaction with $1.0 billion of cash from the combined balance sheets of the two companies, and cash provided by a $4.6 billion term loan from a group of banks and $1.0 billion in proceeds from the private placement of 2% Convertible Senior Notes (referred to as the Convertible Notes) or preferred stock with substantially equivalent economic terms, to an investment fund affiliated with Silver Lake Partners, or SLP, all of which will significantly increase our short-term and long-term liquidity requirements following completion of the acquisition. In addition, we expect to enter into a new $500 million secured revolving credit facility, which would replace our existing $575 million unsecured revolving credit facility.
On April 10, 2013, our Board authorized the Company to repurchase up to 20 million of its ordinary shares in open market transactions, referred to as the 2013 share repurchase program. The 2013 share repurchase program will expire the day prior to the Company's 2014 annual general meeting of shareholders, or AGM, currently scheduled to occur on April 9, 2014, unless earlier terminated.
Under the 2013 share repurchase program, the Company repurchased and retired 0.3 million shares for an aggregate purchase price of $12 million in cash during the fiscal quarter ended February 2, 2014.
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
On March 5, 2014, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.27 per share, payable on March 31, 2014 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on March 20, 2014.
Our cash and cash equivalents increased by $127 million to $1,112 million at February 2, 2014 from $985 million at November 3, 2013. The increase was largely due to $229 million in cash provided by operating activities and $19 million in cash received from the issuance of ordinary shares upon exercises of options, partially offset by $62 million in dividends paid to our shareholders, $52 million in cash paid for capital expenditures and $12 million of cash paid to repurchase 0.3 million of our ordinary shares.
We believe that our cash and cash equivalents on hand and cash flows from operations, combined with current availability under our senior unsecured revolving credit facility and committed debt financing relating to the pending LSI acquisition, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending, quarterly cash dividends (if and when declared by our Board) and any share repurchases we may choose to make for at least the next 12 months.
We anticipate that our capital expenditures for fiscal year 2014 may be higher than for fiscal year 2013, due primarily to spending on capacity expansion in our Fort Collins internal fabrication facility.

From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines, such as our recent announcement of the pending $6.6 billion acquisition of LSI. Any such transaction could require significant use of our cash and cash equivalents, require us to issue debt or equity securities and require us to borrow under our revolving credit facility or arrange new financing to fund the transaction. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances we may also seek to obtain debt or equity financing in the future. However, we cannot assure that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including under our revolving credit facility, will depend on our ability to generate cash in the future. We could also reduce certain expenditures such as repurchases of our ordinary shares and payment of our quarterly cash dividend.
In addition, even though we may not need additional funds, we may still elect to sell additional debt or equity securities or increase our current credit facility for other reasons.
In summary, our cash flows were as follows (in millions):

	Fiscal Quarter Ended
	February 2, 2014	February 3, 2013
Net cash provided by operating activities	$229	$185
Net cash used in investing activities	(52)	(76)
Net cash used in financing activities	(50)	(42)
Net increase in cash and cash equivalents	$127	$67
Cash Flows for the Fiscal Quarters Ended February 2, 2014 and February 3, 2013
  Operating Activities
Net cash provided by operating activities during the fiscal quarter ended February 2, 2014 was $229 million. The net cash provided by operating activities was principally due to net income of $134 million, which includes non-cash charges of $79 million and changes in operating assets and liabilities of $16 million. The non-cash charges of $79 million included $57 million for depreciation and amortization and $24 million of non-cash, share-based compensation.
Accounts receivable decreased to $323 million at February 2, 2014 from $418 million at the end of fiscal year 2013. The number of days sales outstanding decreased to 42 days at February 2, 2014 from 52 days at November 3, 2013 due to the linearity of revenue during the quarter and timing of collections. We use the current fiscal quarter revenue and accounts receivable at fiscal quarter end in our calculation of number of days sales outstanding.
Inventory slightly increased to $286 million at February 2, 2014 from $285 million at the end of fiscal year 2013. The number of days of inventory on hand increased to 75 days at February 2, 2014 compared to 69 days at November 3, 2013, due primarily to the lower costs of products sold associated with lower revenue and significant lifetime purchases of certain wafers and other materials in fiscal quarter ended February 2, 2014. Of the 75 days and 69 days of inventory on hand as at February 2, 2014 and November 3, 2013, respectively, 11 days and 9 days, respectively, were attributable to these lifetime purchases. We use the current quarter cost of products sold and inventory at fiscal quarter end in our calculation of days on hand of inventory.
Other current assets increased to $138 million at February 2, 2014 from $130 million at the end of fiscal year 2013, primarily due to a $5 million increase in receivables from our contract manufacturers for materials purchased by us on their behalf to secure pricing, a $4 million increase in receivables from development arrangements and intellectual property-related revenue and a $4 million increase in prepaid expenses. These increases were partially offset by a $4 million net decrease in current deferred tax assets during the fiscal quarter ended February 2, 2014.
Other long-term assets increased to $70 million at February 2, 2014 from $53 million at the end of fiscal year 2013, primarily due to a $24 million increase in long-term deferred tax assets and a $3 million increase in long-term receivables. These increases were partially offset by a $9 million decrease in long-term prepaid expenses relating to the CyOptics acquisition.
Current liabilities decreased to $364 million at February 2, 2014 from $423 million at the end of fiscal year 2013, primarily due to decreases in employee compensation and benefits accruals and accounts payable. Employee compensation and benefits accruals decreased to $59 million at February 2, 2014 compared to $98 million at the end of fiscal year 2013 primarily due to payments made under our employee cash bonus plan in respect of our fiscal year 2013 performance. Accounts payable decreased to $257 million at February 2, 2014 from $278 million at the end of fiscal year 2013 mainly due to timing of disbursements. Other current liabilities increased slightly to $47 million at February 2, 2014 from $46 million at the end of fiscal year 2013 due to a $13 million increase in accrued restructuring charges partially offset by a $7 million decrease in various accrued current liabilities and a $4 million decrease in deferred revenue.

Other long-term liabilities increased to $115 million at February 2, 2014 from $105 million at the end of fiscal year 2013, primarily due to a $17 million increase in long-term deferred tax liabilities. These increases were partially offset by a $7 million decrease in long-term pension liabilities resulting from an amendment to our U.S. post-retirement medical benefit plan.
Net cash provided by operating activities during the fiscal quarter ended February 3, 2013 was $185 million. The net cash provided by operating activities was principally due to net income of $125 million, which includes non-cash charges of $56 million, partially offset by changes in operating assets and liabilities of $4 million. The non-cash charges of $56 million included $41 million for depreciation and amortization and $17 million of share-based compensation.
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
Other current assets increased to $88 million at February 3, 2013 from $72 million at the end of fiscal year 2012 primarily due to $11 million in fair market value of trading securities purchased during the quarter (of which $9 million in purchase cost is presented as cash flow used in investing activities), a $5 million increase in prepaid expenses and a $2 million increase in advances made to certain of our existing distributors for anticipated distributor price adjustments, partially offset by a $3 million decrease in receivables from intellectual property-related revenue.
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
  Investing Activities
Net cash used in investing activities for the fiscal quarter ended February 2, 2014 was $52 million, attributable to the purchases of property, plant and equipment in connection with the continued expansion of our manufacturing facility in Fort Collins, Colorado.
Net cash used in investing activities for the fiscal quarter ended February 3, 2013 was $76 million, primarily due to $67 million in purchases of property, plant and equipment in connection with the continued expansion of our manufacturing facility in Fort Collins, Colorado and $9 million in purchases of trading securities.
  Financing Activities
Net cash used in financing activities for the fiscal quarter ended February 2, 2014 was $50 million. The net cash used in financing activities was principally due to an aggregate of $62 million in payments of cash dividends to shareholders, the payment of an aggregate of $12 million to repurchase and cancel 0.3 million of our ordinary shares under our 2013 share repurchase program. This was offset by $19 million in net proceeds provided by the exercise of options and purchases under our ESPP, proceeds from research and development grants of $2 million and an excess tax benefit of $3 million.
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
Indebtedness
As of February 2, 2014, we had $2 million of capital lease obligations. At such date, we also had $575 million of borrowing capacity available under our unsecured revolving credit facility. We had no borrowings outstanding, and were in compliance with our covenants, under our unsecured revolving credit facility as of February 2, 2014.
We anticipate funding our pending acquisition of LSI with cash provided by a combination of $4.6 billion term loan from a group of banks, $1 billion in proceeds from the private placement of 2% Convertible Notes, or preferred stock with substantially equivalent economic terms, to an investment fund affiliated with SLP, and $1 billion in cash from the combined balance sheets of the two companies. We also plan to enter into a new $500 million secured revolving credit facility in connection with the acquisition, which will replace our existing $575 million unsecured revolving facility. As a result of the completion of the LSI acquisition, we will substantially increase our indebtedness.
Contractual Commitments
See Note 12 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
There were no other substantial changes to our contractual commitments during the first quarter of fiscal year 2014 from those disclosed in our 2013 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at February 2, 2014 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Indemnifications
See Note 12 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2013 Annual Report on Form 10-K other than those noted below.
 Foreign Currency Derivative Instruments
We enter into foreign exchange forward contracts to hedge a portion of our exposures to changes in currency exchange rates as a result of our global operating and financing activities. Gains and losses from foreign currency transactions, as well as derivative instruments, were included in our unaudited condensed consolidated statements of operations in the amounts $0 million and a $1 million loss for the fiscal quarters ended February 2, 2014 and February 3, 2013, respectively.
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial conditions and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of February 2, 2014, we do not believe that we have any material direct or indirect exposure to the European financial markets.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of February 2, 2014. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of February 2, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Fifteen purported class action complaints have been filed by alleged stockholders of LSI against us. Eight of those lawsuits were filed in the Delaware Court of Chancery, and the other seven lawsuits were filed in the Superior Court of the State of California, County of Santa Clara on behalf of the same putative class as the Delaware actions. On January 17, 2014, the Delaware Court of Chancery entered an order consolidating the Delaware actions into a single action. These actions generally allege that we aided and abetted breaches of fiduciary duty by the members of LSI's board of directors in connection with the merger because the merger was not in the best interest of LSI, the merger consideration is unfair and certain other terms of the merger agreement are unfair. Among other remedies, the lawsuits seek to enjoin the merger, or in the event that an injunction is not entered and the merger closes, to rescind the merger or obtain unspecified money damages, costs and attorneys' fees.
On March 7, 2014, the parties reached an agreement in principle to settle the consolidated Delaware action on a class wide basis, and negotiated a stipulation of settlement that was presented to the Delaware Court of Chancery on March 10, 2014. We and our board of directors believe these claims are entirely without merit and, in the event the settlement is not approved, we intend to vigorously defend these actions.
For a discussion of legal proceedings, please refer to Part I, Item 1. Financial Statements—Note 12, Commitments and Contingencies of this Quarterly Report on Form 10-Q. For an additional discussion of certain risks associated with legal proceedings, please see Item 1A. Risk Factors immediately below.
Item 1A. Risk Factors
A description of some of the primary risk factors associated with our business is set forth below. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 3, 2013. These risk factors, which could materially affect our business, financial conditions or results of operations, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently do not deem to be material may also adversely affect our business, financial condition or results of operations.

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
We are dependent on a reasonably small number of direct customers, OEMs and distributors for a majority of our business, revenue and results of operations. During the fiscal quarter ended February 2, 2014, direct sales to Foxconn Technology Group companies, or Foxconn, accounted for 25% of our net revenue and our top 10 customers, which included three distributors, collectively accounted for 63% of our net revenue. During the fiscal 2013, direct sales to Foxconn accounted for 18% of our net revenue and our top 10 direct customers, which included three distributors, collectively accounted for 64% of our net revenue. However, we also believe our aggregate sales to Apple, Inc., when direct sales are combined with indirect sales through the contract manufacturers that it utilizes, accounted for more than 10% of our net revenues for the fiscal quarter ended February 2, 2014. We expect to continue to experience significant customer concentration in future periods.
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
A substantial and increasing portion of our revenue is generated from sales of products for use in mobile handsets, particularly our FBAR filter products, the market for which is growing and becoming increasingly competitive. During the fiscal quarter ended February 2, 2014, revenue from our wireless communications target market accounted for 49% of our net revenue. During fiscal year 2013, revenue from our wireless communications target market accounted for 48% of our net revenue. The mobile handset market is characterized by intense competition among an increasingly concentrated group of OEMs, rapidly evolving technology, including the shift to LTE and LTE-advanced standards, and changing consumer preferences. These factors result in the frequent introduction of new products, aggressive price competition, short product life cycles, and continually evolving mobile handset specifications. If we, our customers or mobile handset OEMs are unable to manage product transitions, our business and results of operations could be negatively affected. Our success in this market is dependent on the continued competitiveness of our FBAR filter products, and on the broad commercial acceptance of the mobile handsets into which our products are incorporated, as well as increasing the amount of our products in successive generations of those handsets. If the mobile handsets into which our products are designed do not achieve significant customer acceptance, our revenue will be adversely affected. Similarly, even though we may achieve design wins for a particular handset, we may not be designed into the next generation of a particular handset or new model of handset, which could result in a sharp decrease in our revenues.
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
Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	the timing of launches by our customers of new products, such as cell phones, in which our products are included and changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	customer concentration and the gain or loss of significant customers;

•	market acceptance of our products and our customers' products;

•	changes in our product mix or customer mix and their effect on our gross margin;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenues and royalty and other payments from intellectual property sales and licensing arrangements;

•	our ability to successfully and timely integrate, and realize the benefits of, our pending acquisition of LSI Corporation, or LSI, and any other significant acquisitions we may make;

•	new product announcements and introductions by us or our competitors;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	seasonality or cyclical fluctuations in our markets;

•	currency fluctuations;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	intellectual property disputes and associated litigation expenses;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	the timing of acquisitions of, or making and exiting investments in, other entities, businesses or technologies; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.
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
Our business is dependent on us winning competitive bid selection processes, known as “design wins,” to develop semiconductors for use in our customers' products. These selection processes are typically lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that many of our products, and the end products into which our products are incorporated, often have very short life cycles. For example, cell-phone manufacturers regularly introduce new or upgraded handsets, often every nine to 15 months and sometimes more frequently, and will bid out the components for each new model, and often every upgrade of a particular model. Failure to obtain a design win sometimes prevents us from offering an entire generation of a product. This can result in lost revenues and could weaken our position in future competitive selection processes.
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
Visibility into our target markets is limited and industry and target market growth rates may not be as forecasted. Any decline in our customers' markets would likely result in a reduction in demand for our products. In such an environment, pricing pressures could intensify and, if we were unable to respond quickly, could significantly reduce our gross margins and reduce our revenue. If target market growth rates are not as expected, particularly in areas such as LTE handsets and datacenters, to the extent that we incur expenditures on process and product development that do not align with projected market requirements, this could also have a material adverse effect on our business and results of operations.
The failure to complete our acquisition of LSI may adversely affect our business and our share price.
Our and LSI’s obligations to consummate our acquisition of LSI are subject to the satisfaction or waiver of certain customary conditions, including (i) adoption of the merger agreement by LSI’s stockholders, (ii) the receipt of certain regulatory approvals or clearances in the United States, China, Germany and Russia, (iii) the absence of any restraining orders, injunctions or other legal restraints prohibiting or preventing the transaction, (iv) the accuracy of the representations and warranties of the parties, (v) compliance by the parties with their respective obligations under the merger agreement and (vi) the absence of any event, change or occurrence that has had a material adverse effect on LSI, as defined and described in the merger agreement. While the required regulatory approvals or clearances have been obtained in the United States, Germany and Russia and the transaction has cleared antitrust review in the United States, there can be no assurance that the remaining conditions to the completion of the acquisition will be satisfied in a timely manner or at all. In addition, other factors, such as our ability to obtain the debt financing we need to consummate the transaction, may affect when and whether the merger will occur. Following the announcement of our pending acquisition of LSI, our share price increased substantially. If our acquisition of LSI is not completed, our share price could fall to the extent that our current price reflects an assumption that the acquisition will be completed. Furthermore, if the acquisition is not completed, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

•	we could be required to pay a termination fee of $400 million to LSI in certain circumstances described in the merger agreement;

•	we would have incurred significant costs in connection with the acquisition that we would be unable to recover;

•	we may be subject to additional legal proceedings related to the acquisition;

•	the failure to consummate the acquisition may result in negative publicity and a negative impression of us in the investment community; and

•
any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the merger is not consummated.

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
Any future acquisitions may require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings and, in the case of equity or equity-linked financing, would be dilutive to our existing shareholders. We expect to incur a significant amount of debt in connection with our acquisition of LSI, which is expected to be secured by the substantial majority of our assets. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations. All of the above may apply to our pending acquisition of LSI, which will be our largest acquisition to date by a significant margin.
The acquisition of LSI and the integration of its business, operations and employees with our own will involve risks and the failure to integrate successfully in the expected time frame may adversely affect our future results.
Any failure to successfully integrate the business, operations and employees of LSI, or to otherwise realize the anticipated benefits of the pending acquisition of LSI, if and when closed, could harm our results of operations. Our ability to realize these benefits will depend, in part, on the timely integration and consolidation of organizations, operations, facilities, procedures, policies and technologies, and the harmonization of differences in the business cultures between the two companies and their personnel. Implementation and integration of the LSI business will be complex and time-consuming, will involve additional expense and could disrupt our business and divert management's attention from ongoing business concerns. The challenges involved in integrating LSI will include:

•	preserving customer, supplier and other important relationships of both LSI and Avago;

•	improving LSI's operating margins;

•	coordinating and integrating operations in India, a country in which Avago has not previously operated, and in China;

•	integrating financial forecasting and controls, procedures and reporting cycles;

•	combining and integrating IT systems; and

•	integrating employees and related HR systems and benefits, maintaining employee morale and retaining key employees.
The benefits we expect to realize from the pending acquisition of LSI are, necessarily, based on projections and assumptions about the combined businesses of Avago and LSI and assume, among other things, the successful integration of LSI into our business and operations. We may not successfully integrate LSI and our operations in a timely manner, or at all. If we do not realize the anticipated benefits of this transaction, our growth strategy and future profitability could be affected. In addition, the acquisition will significantly increase the amount of our goodwill and other intangible assets, which could adversely affect our future results of operations.
Dependence on contract manufacturing and outsourcing other portions of our supply chain may adversely affect our ability to bring products to market, damage our reputation and adversely affect our results of operations.
We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and module assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication capacity, including single-sourcing for many components or products. Most of our products are designed to be manufactured in a specific process, typically at one particular foundry, either our own or with a particular contract manufacturer. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including ASE Korea Inc. and Inari Technology SDN BHD.
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
Much of our outsourcing takes place in developing countries, and as a result may additionally be subject to geopolitical uncertainty. See “Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.”

A prolonged disruption of our manufacturing facilities or other significant operations could have a material adverse effect on our business, financial condition and results of operations.
Although we operate using a primarily outsourced manufacturing business model, we also rely on the manufacturing facilities we own, in particular our GaAs fabs in Fort Collins, Colorado and Singapore, and our InP fab in Breinigsville, Pennsylvania and InP back-end assembly facility in Matamoros, Mexico, acquired as part of the CyOptics transaction. We maintain our internal fabrication facilities for products utilizing our innovative materials and processes, to protect our intellectual property, to develop the technology for manufacturing and to ensure supply of certain components. We are currently expanding our Fort Collins facility to support anticipated growth in sales of our proprietary products, particularly for our wireless target market, and to leverage our fixed costs. Unanticipated delays in the construction of this expansion, or the failure of suppliers to timely deliver tools and other equipment needed to commence manufacturing in the expanded facility, could result in significant additional costs, and could result in us being unable to timely satisfy customer demand for the products we plan to manufacture at the expanded facility, all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, a prolonged disruption or material malfunction of, interruption in, or the loss of operations at, one or more of our production facilities, especially our Fort Collins, Singapore, Breinigsville and Matamoros facilities, or the failure to maintain our labor force at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. The replacement of any of our manufacturing facilities could take an extended amount of time and significant expenditures on our part before manufacturing operations could restart. Our U.S. headquarters are located in San Jose, California and the lease on our facility there expires in November 2015. If we are unable to renew this lease on satisfactory terms, we would be required to locate suitable replacement premises, with the goal of ensuring a smooth transition between facilities on or prior to the expiration of our current lease. We may not be able to timely find suitable replacement premises or acceptable terms, or at all, and relocating our U.S. corporate headquarters could require us to incur significant expenses and may cause disruptions to our operations. The potential delays and significant costs resulting from such steps could have a material adverse effect on our business, financial condition and results of operations.
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
We generally do not have any long-term supply contracts with our contract manufacturers or materials suppliers and may not be able to obtain the products or raw materials required for our business, which could have a material adverse effect on our business.
We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers, some of which are our single source suppliers for these materials. We purchase a significant portion of our semiconductor materials and finished goods from a few suppliers and contract manufacturers. For the first quarter of fiscal year 2014, we purchased 52% of the materials for our manufacturing processes from six suppliers. For fiscal year 2013, we purchased 55% of the materials for our manufacturing processes from six suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers' requirements or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.

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
Our gross margin is also affected by the timing and amount of our non-product revenue, including non-refundable payments from customers for research and development projects during product development and intellectual property-related revenue such as licensing royalty payments and revenues from sales of intellectual property. Our non-product revenue is generally high margin, but fluctuates significantly from quarter to quarter. Businesses or companies that we may acquire from time to time may have different gross margin profiles than us and could, therefore, also affect our overall gross margin.
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
We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2014 and 2025. Renewals and extensions of such tax incentives are in the discretion of the Singapore government, and we may not be able to extend these tax incentive arrangements after their expiration on similar terms or at all. We may elect not to seek to renew or extend certain tax incentive arrangements. Absent these tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. In February 2010, the Malaysian government granted us a tax holiday on our qualifying Malaysian income, which is effective for 10 years beginning with our fiscal year 2009. The tax incentives that we have negotiated in Malaysia and other jurisdictions are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits. In such event, we could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements. For the fiscal years ended November 3, 2013 and October 28, 2012, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes from what it otherwise would have been in such year by approximately $77 million and $81 million, respectively, and increase diluted net income per share by $0.31 and $0.33, respectively.

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
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing, legal and finance personnel, and especially our design and technical personnel. We also seek to acquire talented engineering and technical personnel through acquisitions we may make from time to time, including, for example, Javelin. We do not know whether we will be able to retain all of these employees as we continue to pursue our business strategy. We have historically encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with expertise in analog and optoelectronic semiconductor design. Competition for such personnel is intense in the semiconductor industry, particularly in Southeast Asia where qualified engineers are in high demand. In addition, employees of companies or businesses that we acquire may decide not to continue working for us, with little or no notice, for reasons that may include dissatisfaction with our corporate culture, compensation or new roles and responsibilities. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. The loss of the services of key employees, especially our key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical personnel, could have a material adverse effect on our business, financial condition and results of operations.
We are subject to warranty claims, product recalls and product liability.
From time to time, we may be subject to warranty or product liability claims that have lead, and may in the future lead, to significant expenses as we compensate affected customers for costs incurred related to product quality issues. Although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, our reserves may be inadequate to cover the uninsured portion of such claims. Conversely, in some cases, amounts we reserve may ultimately exceed our actual liability for particular claims and may need to be reversed.
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
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor either in arrears or in advance based on estimates. We record reserves for distributor rights related to these limited stock returns and price adjustments. We recognize revenues for sales to distributors upon delivery to the distributors, net of estimated provisions for these stock return and price adjustment programs. We have extended these programs to certain distributors in the United States, Asia and Europe and may extend them on a selective basis to some of our other distributors in these geographies. The reserves recorded for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates. These programs may require us to deploy a substantial amount of cash to fund them. As at February 2, 2014, we had an aggregate of approximately $31 million on deposit with various distributors to fund these programs. The timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 30% and 28% of our net revenue for the fiscal quarter ended February 2, 2014 and fiscal year 2013, respectively. As at November 3, 2013, we had an aggregate of approximately $32 million on deposit with various distributors to fund these programs.
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
Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of Mr. Hock E. Tan, our President and Chief Executive Officer, and Mr. Bryan T. Ingram, our Senior Vice President and Chief Operating Officer. None of our senior management is bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our senior management. The loss of any of our senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
We sell our products throughout the world. In addition, as at February 2, 2014, approximately 62% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
We have accepted research and development grants, the receipt and amount of which are subject to our compliance with specified terms and conditions, both individually and in the aggregate. During the fiscal quarter ended February 2, 2014, we recorded an aggregate of $3 million in credits to research and development expense and $2 million as a deferred credit for capital expenditures pursuant to these grants. During fiscal year 2013, we recorded an aggregate of $11 million in credits to research and development expense and $2 million as a deferred credit for capital expenditures pursuant to these grants. If we cannot or elect not to satisfy the terms and conditions of any of these grants, expenses incurred in respect of the relevant research and development projects will not be approved for reimbursement, we may be required to return amounts previously paid to us under the grants and further grants may not be available to us in the future. In the event we are unable to comply with the terms of any such grant, we may seek to amend the terms. However, any amendment, extension or renewal of such grants is in the discretion of the granting authority and we may not be able to effect any such change.
Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expenses. If we fail to maintain compliance with applicable regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.
Our business is subject to various significant international and U.S. laws and other legal requirements, including packaging, product content, labor and import/export regulations. These regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Certain CyOptics products, when customized for use with or incorporation into a defense article, are subject to the jurisdiction of the U.S. Department of State in accordance with the International Traffic in Arms Regulation, or ITAR. Prior to our acquisition of CyOptics, we were not required to comply with ITAR. Any failure by us to comply with applicable government regulations, including ITAR, could result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to conduct our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.
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
We are subject to environmental, health and safety laws, which could increase our costs, restrict our operations and require expenditures that could have a material adverse effect on our results of operations and financial condition.
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
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC has adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to perform diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.
In addition to our employee sales representatives, we also rely on third-party distributors to sell our products, an use manufacturers' representatives in some circumstances, and the failure of these distributors or representatives to perform as expected could reduce our future sales.
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
We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. Even though, as at November 3, 2013, we concluded that our internal control over financial reporting was effective, we need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as we grow our business or acquire other businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.
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
Under Singapore law, we may only allot and issue new ordinary shares with the prior approval of our shareholders in a general meeting. At our 2013 AGM, our shareholders provided our directors with the general authority to allot and issue any number of new ordinary shares until the earlier of (i) the conclusion of our 2014 AGM, (ii) the expiration of the period within which the next annual general meeting is required to be held (i.e. within 15 months from the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders acting at a duly noticed and convened meeting. At our 2014 AGM, scheduled to be held on April 9, 2014, we plan to ask our shareholders to provide us with similar general authority to allot and issue new ordinary shares until our 2014 AGM, or the date by which it is required by law to be held, unless earlier revoked by our shareholders. Subject to the general authority to allot and issue new ordinary shares provided by our shareholders, the provisions of the Singapore Companies Act and our memorandum and articles of association, our board of directors may allot and issue new ordinary shares on terms and conditions as they may think fit to impose. Any additional issuances of new ordinary shares by our directors may adversely impact the market price of our ordinary shares.

Risks Relating to Owning Our Ordinary Shares
At times, our share price has been volatile and it may fluctuate substantially in the future, which could result in substantial losses for our investors as well as class action litigation against us and our management which could cause us to incur substantial costs and divert our management's attention and resources.
The trading price of our ordinary shares has, at times, fluctuated significantly. The trading price of our ordinary shares could be subject to wide fluctuations in response to many of the risk factors listed in this “Risk Factors” section, and others, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation and results of operations of our significant customers as well as companies perceived by investors to be comparable to us;

•	announcements of proposed acquisitions by us or our competitors, including the announcement of our pending acquisition of LSI, following which our share price increased;

•	announcements of, or expectations of additional debt or equity financing efforts;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	changes in our dividend or share repurchase policies.
These fluctuations are often unrelated or disproportionate to our operating performance. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our ordinary shares. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. We are also the subject of a number of lawsuits stemming from our pending acquisition of LSI. Securities litigation against us, including the lawsuits related to the LSI transaction, could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.
A substantial amount of our shares are held by a small number of institutional investors and significant sales of our ordinary shares in the public market by one or more of these holders could cause our share price to fall.
As of December 31, 2013, we believe that our five largest shareholders are institutional investors and that they hold over 40% of our outstanding ordinary shares in the aggregate. These institutional investors may sell their shares for a variety of reasons, including dissatisfaction with our short- or long-term results. These holders may sell their shares at any time and such sales could depress the market price of our ordinary shares, given the large amounts of our shares held by these investors. Such sales could also impair our ability to raise capital through the sale of additional equity securities.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the fiscal quarter ended February 2, 2014.
Issuer Repurchase of Equity Securities
The following table presents details of our share repurchases during the fiscal quarter ended February 2, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Shares Available Under Repurchase Programs
				(in millions)
November 4, 2013 - December 1, 2013	269,807	$43.50	269,807	17.8
December 2, 2013 - December 29, 2013	—	$—	—	17.8
December 30, 2013 - February 2, 2014	—	$—	—	17.8
Total	269,807	$43.50	269,807
___________________________________

(1)
All share repurchases during the fiscal quarter ended February 2, 2014 were made in open market transactions, pursuant to our publicly announced 2013 share repurchase program. All repurchases were made in accordance with Rule 10b-8 under the Exchange Act.

On April 11, 2013, we announced that our Board had approved the 2013 share repurchase program, which authorized the Company to repurchase up to 20 million of its ordinary shares. Share repurchases under the 2013 share repurchase program, if any, will be made in the open market at such times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The 2013 share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. The 2013 share repurchase program will expire the day prior to the Company's 2014 AGM, currently scheduled to occur on April 9, 2014, unless earlier terminated.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger, dated December 15, 2013, by and among LSI Corporation, Avago Technologies Limited, Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and Leopold Merger Sub, Inc.	Avago Technologies Limited Current Report on Form 8-K/A (Commission File No. 001-34428).	December 16, 2013

3.1	Memorandum and Articles of Association	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	August 14, 2009

10.1+	Fiscal Year 2014 Avago Performance Bonus Plan for Executive Employees	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	December 12, 2013
10.2	Note Purchase Agreement, dated as of December 15, 2013, by and among Avago Technologies Limited, Silver Lake Partners IV, L.P. and Deutsche Bank AG, Singapore Branch, as lead manager	Avago Technologies Limited Current Report on Form 8-K/A (Commission File No. 001-34428).	December 16, 2013

10.3	Form of Indenture related to 2.0% Convertible Senior Notes	Avago Technologies Limited Current Report on Form 8-K/A (Commission File No. 001-34428).	December 16, 2013

10.5	Form of Registration Rights Agreement related to 2.0% Convertible Senior Notes	Avago Technologies Limited Current Report on Form 8-K/A (Commission File No. 001-34428).	December 16, 2013

10.6+	Severance Benefit Agreement, dated January 23, 2014, between Avago Technologies Limited and Hock E. Tan			X

10.7+	Severance Benefit Agreement, dated January 24, 2014, between Avago Technologies Limited and Anthony E. Maslowski			X

10.8+	Severance Benefit Agreement, dated January 30, 2014, between Avago Technologies Limited and Bryan T. Ingram			X

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith

10.9+	Severance Benefit Agreement, dated February 15, 2014, between Avago Technologies Limited and Boon Chye Ooi			X

10.10+	Severance Benefit Agreement, dated January 24, 2014, between Avago Technologies Limited and Patricia H. McCall			X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS†	XBRL Instance Document			X

101.SCH†	XBRL Schema Document			X

101.CAL†	XBRL Calculation Linkbase Document			X

101.DEF†	XBRL Definition Linkbase Document			X

101.LAB†	XBRL Labels Linkbase Document			X

101.PRE†	XBRL Presentation Linkbase Document			X

+	Indicates a management contract or compensatory plan or arrangement.
*
Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to the Agreement and Plan of Merger have been omitted. Avago hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

†
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at February 2, 2014 and November 3, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the fiscal quarters ended February 2, 2014 and February 3, 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters ended February 2, 2014 and February 3, 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the fiscal quarters ended February 2, 2014 and February 3, 2013 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVAGO TECHNOLOGIES LIMITED
By:	/s/ Anthony E. Maslowski
Anthony E. Maslowski
Chief Financial Officer
Date: March 13, 2014