Form 10-Q
period 2014-05-04
Avago Technologies LTD
filed 2014-06-10
CIK 1441634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 30, 2014 there were 251,717,174 shares of our ordinary shares, no par value per share, outstanding.

AVAGO TECHNOLOGIES LIMITED
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 4, 2014

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements — Unaudited

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	May 4, 2014	November 3, 2013 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,278	$985
Trade accounts receivable, net	319	418
Inventory	301	285
Other current assets	136	130
Total current assets	2,034	1,818
Property, plant and equipment, net	731	661
Goodwill	392	391
Intangible assets, net	441	492
Other long-term assets	73	53
Total assets	$3,671	$3,415
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$274	$278
Employee compensation and benefits	86	98
Other current liabilities	56	47
Total current liabilities	416	423
Long-term liabilities:
Other long-term liabilities	101	106
Total liabilities	517	529
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, no par value; 251,328,239 shares and 249,100,178 shares issued and outstanding on May 4, 2014 and November 3, 2013, respectively	1,694	1,587
Retained earnings	1,467	1,305
Accumulated other comprehensive loss	(7)	(6)
Total shareholders’ equity	3,154	2,886
Total liabilities and shareholders’ equity	$3,671	$3,415

__________________________________
(1) Amounts as of November 3, 2013 have been derived from audited consolidated financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share data)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 4, 2014	May 5, 2013	May 4, 2014	May 5, 2013
Net revenue	$701	$562	$1,410	$1,138
Cost of products sold:
Cost of products sold	326	276	673	562
Amortization of intangible assets	18	14	36	28
Restructuring charges	—	—	5	—
Total cost of products sold	344	290	714	590
Gross margin	357	272	696	548
Research and development	114	95	221	188
Selling, general and administrative	67	52	141	105
Amortization of intangible assets	8	6	15	11
Restructuring charges	8	1	20	2
Total operating expenses	197	154	397	306
Income from operations	160	118	299	242
Interest expense	(1)	(1)	(1)	(1)
Other income, net	—	1	—	3
Income before income taxes	159	118	298	244
Provision for income taxes	1	5	6	6
Net income	$158	$113	$292	$238

Net income per share:
Basic	$0.63	$0.46	$1.17	$0.97
Diluted	$0.61	$0.45	$1.14	$0.95

Weighted average shares:
Basic	251	246	250	246
Diluted	258	251	256	251

Cash dividends declared and paid per share	$0.27	$0.19	$0.52	$0.36

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(in millions)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 4, 2014	May 5, 2013	May 4, 2014	May 5, 2013
Net income	$158	$113	$292	$238
Other comprehensive income (loss), net of tax:
Unrealized gains of post-retirement plan and defined benefit pension plans, net of tax	—	—	—	2
Impact of post-retirement benefit plan curtailment and settlement gain	—	—	(2)	—
Impact of post-retirement benefit plan amendment	—	—	1	—
Change in net unrealized gain on available-for-sale investments	—	2	—	2
Other comprehensive income (loss)	—	2	(1)	4
Total comprehensive income	$158	$115	$291	$242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Two Fiscal Quarters Ended
	May 4, 2014	May 5, 2013 (1)
Cash flows from operating activities:
Net income	$292	$238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118	83
Share-based compensation	54	35
Loss on disposal of property, plant and equipment	—	1
Tax benefits from share-based compensation	12	—
Excess tax benefits from share-based compensation	(11)	—
Gain from post-retirement medical plan curtailment and settlement	(3)	—
Unrealized gain on trading securities	—	(1)
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable, net	99	70
Inventory	(16)	(34)
Accounts payable	(16)	2
Employee compensation and benefits	(12)	(2)
Other current assets and current liabilities	(13)	(21)
Other long-term assets and long-term liabilities	(24)	2
Net cash provided by operating activities	480	373
Cash flows from investing activities:
Purchases of property, plant and equipment	(125)	(114)
Proceeds from the sale of investment	14	—
Purchases of investments	—	(9)
Acquisition, net of cash acquired	—	(37)
Net cash used in investing activities	(111)	(160)
Cash flows from financing activities:
Proceeds from government grants	2	8
Payments on capital lease obligations	—	(1)
Issuance of ordinary shares, net of issuance costs	53	28
Repurchases of ordinary shares	(12)	(24)
Excess tax benefits from share-based compensation	11	—
Dividend payments to shareholders	(130)	(89)
Net cash used in financing activities	(76)	(78)
Net increase in cash and cash equivalents	293	135
Cash and cash equivalents at the beginning of period	985	1,084
Cash and cash equivalents at end of period	$1,278	$1,219

_____________________________
(1) The statement of cash flows data for the two quarters ended May 5, 2013 reflects a reclassification of $3 million of government grant reimbursements related to fixed assets from cash flows provided by operating activities to cash flows used in financing activities. As a result, net cash provided by operating activities and net cash used in financing activities for this period each decreased by a corresponding amount.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview, Basis of Presentation and Significant Accounting Policies
Overview
Avago Technologies Limited, or the “Company”, was organized under the laws of the Republic of Singapore in August 2005. We are a designer, developer and global supplier of semiconductor devices with a focus on III-V based products. Through the fiscal quarter ended May 4, 2014, we offered products in three primary target markets: wireless communications, wired infrastructure and industrial & other. Applications for our products in these target markets include cellular phones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, factory automation and display. References herein to "the Company", "we", "our", "us" and "Avago" are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires.
Basis of Presentation
Fiscal Periods. We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ending November 2, 2014, or fiscal year 2014, is a 52-week fiscal year. The first quarter of our fiscal year 2014 ended on February 2, 2014, the second quarter ended on May 4, 2014, the third quarter will end on August 3, 2014 and the fourth quarter will end on November 2, 2014. Our fiscal year ended November 3, 2013, or fiscal year 2013, was a 53-week fiscal year, with our first fiscal quarter containing 14 weeks.
Information. The unaudited condensed consolidated financial statements include the accounts of Avago Technologies Limited and all of its wholly-owned subsidiaries, and are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Intercompany transactions and balances have been eliminated in consolidation.
During fiscal year 2013, we completed our acquisition of CyOptics, Inc., or CyOptics. The unaudited condensed consolidated financial statements include the results of operations of CyOptics commencing as of the closing date of the acquisition. (See Note 3. "Acquisitions and Investment")
Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management and, in the opinion of management, includes all adjustments of a normal recurring nature that are necessary for the fair statement of the financial position, results of operations, comprehensive income and cash flows for the periods shown, and is in accordance with GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended November 3, 2013, or fiscal year 2013, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on December 20, 2013.
The operating results for the fiscal quarter and two fiscal quarters ended May 4, 2014 are not necessarily indicative of the results that may be expected for fiscal year 2014, or for any other future period. The balance sheet data as of November 3, 2013 presented are derived from the audited consolidated financial statements as of that date.
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
We sell our products through our direct sales force, distributors and manufacturers' representatives. Two direct customers accounted for 19% and 10%, respectively, of our net accounts receivable balance at May 4, 2014. One direct customer accounted for 26% of our net accounts receivable balance at November 3, 2013. For the fiscal quarter ended May 4, 2014, two direct customers represented 14% and 13% of our net revenue, respectively. For the fiscal quarter ended May 5, 2013, two direct customers represented 16% and 10% of our net revenue, respectively. For the two fiscal quarters ended May 4, 2014, two direct customers represented 20% and 10% of our net revenue, respectively. For the two fiscal quarters ended May 5, 2013, one direct customer represented 18% of our net revenue.

Warranty.  We accrue for the estimated costs of product warranties at the time revenue is recognized. Product warranty costs are estimated based upon our historical experience and specific identification of product requirements, which may fluctuate based on product mix. Additionally, we accrue for warranty costs associated with occasional or unanticipated product quality issues if a loss is probable and can be reasonably estimated. Warranty costs were not material for either of the fiscal quarter or the two quarters ended May 4, 2014 or May 5, 2013.
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
Diluted net income per share for the fiscal quarter and two fiscal quarters ended May 4, 2014 and the fiscal quarter and two fiscal quarters ended May 5, 2013 excluded the potentially dilutive effect of weighted-average outstanding equity awards (options, RSUs and ESPP rights) to acquire 1 million, 0 million, 2 million and 2 million ordinary shares, respectively, as their effect was antidilutive.
The following is a reconciliation of the basic and diluted net income per share computations for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 4, 2014	May 5, 2013	May 4, 2014	May 5, 2013
Net income (Numerator):
Net income	$158	$113	$292	$238
Shares (Denominator):
Basic weighted-average ordinary shares outstanding	251	246	250	246
Add incremental shares for:
Dilutive effect of share options, RSUs and ESPP rights	7	5	6	5
Shares used in diluted computation	258	251	256	251
Net income per share:
Basic	$0.63	$0.46	$1.17	$0.97
Diluted	$0.61	$0.45	$1.14	$0.95
Supplemental cash flow disclosures. At May 4, 2014 and November 3, 2013, we had $43 million and $31 million, respectively, of unpaid purchases of property, plant, and equipment included in accounts payable and other current liabilities. Amounts reported as unpaid purchases will be recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the unaudited condensed consolidated statement of cash flows for the period in which they are paid.
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

Recent Accounting Guidance Not Yet Adopted
In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. This guidance will be effective for the first quarter of our fiscal year 2018. The Company is currently evaluating the impact that this guidance will have on its financial condition and results of operations.
In April 2014, the FASB issued authoritative guidance that raises the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. This guidance will be effective prospectively for the first quarter of our fiscal year 2016. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. The Company is evaluating the impact, if any, that this guidance will have on its financial condition or results of operations.
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
2. Inventory
Inventory consists of the following (in millions):

	May 4, 2014	November 3, 2013
Finished goods	$60	$53
Work-in-process	156	154
Raw materials	85	78
Total inventory	$301	$285
3. Acquisitions and Investment

LSI Corporation
On May 6, 2014, subsequent to the end of our second fiscal quarter, which ended on May 4, 2014, we completed our previously announced acquisition of all of the issued and outstanding shares of common stock of LSI Corporation, or LSI, a U.S. publicly traded company that designs semiconductors that accelerate storage and networking in data centers, mobile networks and client computing, for an aggregate acquisition consideration of approximately $6.5 billion in cash, or $11.15 in cash per share of LSI common stock. (See Notes 6. "Borrowings" and 15. "Subsequent Events" for further details.)
CyOptics
On June 28, 2013, we completed our acquisition of all of the outstanding shares of capital stock of CyOptics, a U.S.-based company that manufactures and sells Indium Phosphide, or InP, optical chip and component technologies for the data communications and telecommunications markets. CyOptics has front-end manufacturing operations in the U.S. and back-end manufacturing operations in Mexico. As a result of the CyOptics acquisition, we acquired approximately 1,100 additional employees, with 745 of these employees located in Mexico.
The aggregate consideration for the acquisition was approximately $377 million of which $373 million was paid in cash, net of $3 million in cash acquired. We also agreed to pay additional deferred consideration to the previous shareholders of CyOptics in the amount of $4 million one year subsequent to the acquisition date, which was recorded in other current liabilities.
An additional approximately $27 million is payable to key employees of CyOptics as part of a retention bonus plan. This amount was paid into escrow and will be paid to those employees over a three-year period subsequent to the acquisition date and is being recognized as compensation expense in operating results over the same period. For eligible CyOptics employees whose employment is involuntarily terminated by the Company, their retention bonus payments are accelerated and due in full upon such termination in accordance with the provisions of the plan. During the fiscal quarter and two fiscal quarters ended May 4, 2014, we recorded a compensation expenses of $1 million and $10 million, respectively, due to the departures of certain plan participants.
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
Our allocation of the total purchase price for CyOptics and the purchased intangible assets as of May 4, 2014 is as follows (in millions):

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
There were no significant contingencies assumed as part of the acquisition. As of May 4, 2014, we have a $12 million indemnification receivable in other long-term assets for tax positions related to CyOptics' value-added tax and income tax payables existing prior to the acquisition.

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
Investment
In fiscal year 2013, we made a minority equity investment of $9 million in the common stock of a U.S. publicly traded company, which we accounted for as a trading security. In the fiscal quarter ended May 4, 2014, we completely exited our investment in the shares of this company. As a result, for the quarter and two fiscal quarters ended May 4, 2014, we realized an immaterial loss from the sale of the shares which was recorded in other income, net in the unaudited condensed consolidated statements of operations.

4. Goodwill and Intangible Assets
Goodwill
There was no material change in the goodwill balance for the period ended May 4, 2014.
Intangible Assets
Purchased intangibles consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of May 4, 2014:
Purchased technology	$843	$(498)	$345
Customer and distributor relationships	289	(199)	90
Other	8	(6)	2
Intangible assets subject to amortization	1,140	(703)	437
In-process research and development	4	—	4
Total	$1,144	$(703)	$441

As of November 3, 2013:
Purchased technology	$843	$(462)	$381
Customer and distributor relationships	289	(186)	103
Other	8	(4)	4
Intangible assets subject to amortization	1,140	(652)	488
In-process research and development	4	—	4
Total	$1,144	$(652)	$492
The following table presents the amortization expense of purchased intangible assets (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 4, 2014	May 5, 2013	May 4, 2014	May 5, 2013
Cost of products sold	$18	$14	$36	$28
Operating expenses	8	6	15	11
Total amortization expense	$26	$20	$51	$39
Based on the amount of intangible assets subject to amortization at May 4, 2014, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2014 (remainder)	$49
2015	95
2016	78
2017	68
2018	33
2019	29
Thereafter	85
$437

The weighted-average amortization periods remaining by intangible asset category at May 4, 2014 were as follows (in years):

Amortizable intangible assets:
Purchased technology	7
Customer and distributor relationships	6
Other	13

5. Retirement Plans and Post-Retirement Benefits
An amendment was made to our U.S. post-retirement medical benefit plan with an effective date of January 1, 2014. This plan was transferred to us from Agilent Technologies, Inc., or Agilent, as part of the Semiconductor Products Group, or SPG, acquisition on December 1, 2005. The amendment affected active, eligible employees and had no impact on existing retirees. As a result of the amendment, employees who were previously eligible for the medical benefit spending account of $40,000 upon retirement received a cash settlement based on age and years of service and have ceased to be eligible for post-retirement medical benefits under the program. During the first two quarters of fiscal year 2014, we paid an aggregate of $6 million in cash into these employees' 401(k) accounts. Employees who were previously eligible for the medical benefit spending account of $55,000 upon retirement have had the period during which they, as retirees, may use the spending account to pay premiums paid for medical coverage extended from age 65 to 75. Employees who were previously eligible for the traditional retiree medical plan upon retirement have ceased to be eligible to participate in such a plan and will, instead, only be eligible for the extended $55,000 retiree medical account program described above. As a result of the above plan amendment, a curtailment gain of $1 million and a settlement gain of $2 million were recorded in the unaudited condensed consolidated financial statements for the fiscal quarter ended February 2, 2014. As of May 4, 2014, the U.S. post-retirement medical benefit plan's remaining liability balance was $14 million, which is primarily included in other long-term liabilities in our unaudited condensed consolidated balance sheet.
During the fiscal quarter ended May 4, 2014, a plan amendment, effective March 1, 2014 was made to the non-U.S. defined benefit plan for Korea. This amendment resulted in a cash settlement of $7 million being paid into the new defined contribution plan, of which $2 million was paid from the plan assets during the fiscal quarter ended May 4, 2014. The plan amendment eliminated the plan's $5 million benefit obligation. The settlement impact recorded in results from operations was immaterial.
6. Borrowings
Senior Credit Facilities
As of May 4, 2014, we had an unsecured, revolving credit facility, or the 2013 revolving credit facility, in the amount of $575 million, which included borrowing capacity available for letters of credit. As of May 4, 2014, we had no borrowings outstanding under this revolving credit facility, and we were in compliance with the covenants under the related credit agreement, or the 2013 credit agreement. The 2013 credit agreement was terminated in connection, and simultaneously with the completion of our acquisition of LSI, on May 6, 2014. Subsequent to our second fiscal quarter, which ended on May 4, 2014, on May 6, 2014, in connection with the completion of our acquisition of LSI, we entered into a senior collateralized credit agreement, or the 2014 credit agreement, with a syndicate of banks, which provides for a term loan facility in the aggregate principal amount of $4.6 billion (all of which was drawn and used to fund our acquisition of LSI) and a revolving credit facility that permits certain of our subsidiaries to borrow loans from time to time in an aggregate principal amount of up to $500 million for general corporate purposes. See Note 15. "Subsequent Events" for additional details.
Convertible Senior Notes
On May 6, 2014, also in connection with the completion of our acquisition of LSI, we completed our previously announced private placement of $1 billion in aggregate principal amount of 2.0% Convertible Senior Notes due 2021, or the Notes, to investment funds affiliated with Silver Lake Partners, all of the proceeds of which were used to fund the LSI acquisition. See Note 11. "Related Party Transactions" and Note 15. "Subsequent Events" for additional details.
Debt Issuance Costs
Unamortized debt issuance costs associated with our 2013 revolving credit facility were $2 million at May 4, 2014. These unamortized debt issuance costs are included in other current assets and other long-term assets on the unaudited condensed consolidated balance sheets. Amortized debt issuance costs associated with our 2013 revolving credit facility are classified as interest expense in the unaudited condensed consolidated statements of operations. Prepaid debt issuance costs associated with our 2014 credit agreement were $5 million at May 4, 2014.

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
The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:
Level 1—Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include bank acceptances, and investment funds (i.e., deferred compensation plan assets). We measure investment funds at quoted market prices as they are traded in an active market with sufficient volume and frequency of transactions.
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
We did not have any Level 3 asset or liability activities during the fiscal quarter and the two fiscal quarters ended May 4, 2014.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below sets forth by level our financial assets and liabilities that were accounted for at fair value as of May 4, 2014. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions).

	As of May 4, 2014
	Portion of Carrying Value Measured at Fair Value	Fair Value Measurement Using Quoted Prices In Active Market For Identical Assets (Level 1)	Fair Value Measurement Using Significant Other Inputs (Level 2)	Fair Value Measurement Using Unobservable Inputs (Level 3)
Assets:
Investment funds — deferred compensation plan assets (1)	$12	$12	$—	$—
Bank acceptances (1)	1	1	—	—
Total assets measured at fair value	$13	$13	$—	$—
Liabilities:
Deferred compensation plan liabilities (2)	$12	$—	$12	$—
_________________________________

(1)	Included in other current assets in our unaudited condensed consolidated balance sheet

(2)	Included in other current liabilities in our unaudited condensed consolidated balance sheet
During the fiscal quarter and two fiscal quarters ended May 4, 2014, there were no material transfers between Level 1, Level 2 or Level 3 fair value instruments.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value as of May 4, 2014.

Fair Value of Other Financial Instruments
The fair values of cash equivalents, trade accounts receivable, accounts payable, other current assets, employee compensation and benefits and other current liabilities, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.
8. Shareholders’ Equity
Share Repurchase Program
Under the 2013 share repurchase program, the Company repurchased 0.3 million shares for an aggregate purchase price of $12 million in cash at a weighted-average purchase price per share of $43.50 during the two fiscal quarters ended May 4, 2014. There were no shares repurchased during the fiscal quarter ended May 4, 2014. The 2013 share repurchase program expired on April 8, 2014. At the Company's 2014 annual general meeting of shareholders on April 9, 2014, shareholders approved the Company's 2014 share purchase mandate pursuant to which the Company is authorized, upon the approval of the Company's board of directors, or the Board, to repurchase up to approximately 25 million of its ordinary shares in open market transactions or pursuant to equal access schemes, up to the date on which the Company's 2015 annual general meeting of shareholders is held or required by law to be held, referred to as the 2014 share purchase mandate. As of the date of this Quarterly Report on Form 10-Q, the Board had not approved any repurchases of the Company's ordinary shares pursuant to the 2014 share purchase mandate.
Dividends
We paid a cash dividend of $0.27 and $0.19 per ordinary share of the Company, or $68 million and $47 million in total, during the fiscal quarters ended May 4, 2014 and May 5, 2013, respectively. We paid aggregate cash dividends of $130 million and $89 million during the two fiscal quarters ended May 4, 2014 and May 5, 2013, respectively.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense related to share-based awards granted to employees, directors, and non-employees for the fiscal quarter and two fiscal quarters ended May 4, 2014 and May 5, 2013 (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 4, 2014	May 5, 2013	May 4, 2014	May 5, 2013
Cost of products sold	$3	$2	$6	$4
Research and development	10	7	18	14
Selling, general and administrative	17	8	30	17
Total share-based compensation expense	$30	$17	$54	$35
The fair values of our time-based options and ESPP rights were estimated using the Black-Scholes option pricing model. Certain stock options granted in the fiscal quarter and two fiscal quarters ended May 4, 2014 and May 5, 2013, respectively, included both service and market conditions. The fair value of those market-based stock options was estimated using Monte Carlo simulation techniques.
The weighted-average assumptions utilized for our time-based options, ESPP rights and share price performance options, also referred to as market-based options granted during the fiscal quarter and two fiscal quarters ended May 4, 2014 and May 5, 2013 were as follows:

	Time-Based Options
	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 4, 2014	May 5, 2013	May 4, 2014	May 5, 2013
Risk-free interest rate	1.3%	0.9%	1.3%	0.9%
Dividend yield	1.7%	1.9%	1.8%	1.9%
Volatility	35.0%	48.0%	35.0%	49.0%
Expected term (in years)	4.3	5	4.2	5

	ESPP Rights
	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 4, 2014	May 5, 2013	May 4, 2014	May 5, 2013
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Dividend yield	1.7%	2.1%	2.0%	2.0%
Volatility	31.0%	46.0%	34.0%	45.0%
Expected term (in years)	0.5	0.5	0.5	0.5

	Market-Based Options
	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 4, 2014	May 5, 2013	May 4, 2014	May 5, 2013
Risk-free interest rate	2.3%	1.4%	2.3%	1.4%
Dividend yield	1.7%	1.9%	1.8%	1.9%
Volatility	45.0%	50.0%	45.0%	50.0%
Expected term (in years)	7	7	7	7
The dividend yields for the fiscal quarters and the two fiscal quarters ended May 4, 2014 and May 5, 2013 are based on the dividend yield as of the respective award grant dates. For the two fiscal quarters ended May 4, 2014, expected volatility for time-based and market-based options is based on our own historical share price volatility and or combining historical volatility of guideline publicly traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from our own traded shares with a term of 180 days measured at a specific date. Prior to fiscal year 2014, expected volatility was based on the combination of historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from traded options in guideline publicly-traded companies and our own shares with a term of 720 days or greater measured over the last three months.
The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant.
For the fiscal quarter and two fiscal quarters ended May 4, 2014, the expected term for time-based options was based on a weighted-average combining the average life of options that have already been exercised or cancelled with the expected life of all unexercised options. The expected life for unexercised options is calculated assuming that the options will be exercised at the midpoint of the vesting date (if unvested) or the valuation date (if vested) and the full contractual term. Our computations of expected term for time-based options prior to fiscal year 2014 were based on data, such as the data of peer companies and company-specific attributes, that we believe could affect employees’ exercise behavior.
The expected life of market-based stock options valued using Monte Carlo simulation techniques is based upon the vesting dates forecasted by the simulation and then assuming that options which vest, and for which the market condition has been satisfied, are exercised at the midpoint between the forecasted vesting date and their expiration.
Based on the above assumptions, the weighted-average fair values of the time-based options granted under the Company's equity incentive award plan for the fiscal quarters ended May 4, 2014 and May 5, 2013 were $16.04 and $12.53, respectively and $15.56 and $12.65 for the two fiscal quarters ended May 4, 2014 and May 5, 2013, respectively.
The weighted-average fair values of the market-based options granted under the Company's equity incentive award plan for the fiscal quarter ended May 4, 2014 and May 5, 2013 were $22.33 and $13.34, respectively and $20.79 and $13.34 for the two fiscal quarters ended May 4, 2014 and May 5, 2013, respectively.
The weighted-average fair values of the rights to purchase shares in the ESPP for the fiscal quarters ended May 4, 2014 and May 5, 2013 were $14.61 and $11.73, respectively and $13.44 and $11.63 for the two fiscal quarters ended May 4, 2014 and May 5, 2013, respectively.
The weighted-average fair values of RSUs granted in the fiscal quarters ended May 4, 2014 and May 5, 2013 were $62.06 and $35.46, respectively and $59.03 and $35.34 for the two fiscal quarters ended May 4, 2014 and May 5, 2013, respectively.
The total compensation expense of time and market-based options granted but not yet vested as of May 4, 2014 was $230 million, which is expected to be recognized over the remaining weighted-average service period of 3 years.

The total grant date fair values of time and market-based options vested during the fiscal quarters ended May 4, 2014 and May 5, 2013 were $32 million and $19 million, respectively. The total grant-date fair values of options that vested during the two fiscal quarters ended May 4, 2014 and May 5, 2013 were $42 million and $27 million, respectively.
Total unrecognized compensation cost related to the ESPP rights as of May 4, 2014 was $1 million and is expected to be recognized over the remaining portion of the current offering period under the ESPP, which ends on September 14, 2014.
Total compensation cost related to unvested RSUs as of May 4, 2014 was $62 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. The total grant-date fair values of RSUs that vested during the fiscal quarters ended May 4, 2014 and May 5, 2013 were $12 million and $1 million, respectively. The total grant-date fair values of RSUs that vested during the two fiscal quarters ended May 4, 2014 and May 5, 2013 were $13 million and $1 million, respectively.
Equity Incentive Award Plans
A summary of option award activity related to our equity incentive plans is as follows (in millions, except years and per share amounts):

		Option Awards Outstanding
	Shares Available for Grant	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of November 3, 2013	10	22	$29.81
Annual increase in shares available for issuance, per equity incentive plan terms	6
Granted	(7)	7	59.56
Exercised	—	(2)	24.28
Cancelled	—	—	36.67
Balance as of May 4, 2014	9	27	37.82	5.65	$705
Fully vested as of May 4, 2014		8	23.70	4.82	339
Fully vested and expected to vest as of
May 4, 2014		25	37.14	5.61	682
As of November 3, 2013, there were 10 million shares available for grant under the 2009 Equity Incentive Plan. Per the terms of the 2009 Equity Incentive Plan, an annual increase of 6 million shares was approved for issuance on the first day of fiscal year 2014. As of the quarter ended May 4, 2014, there were 9 million shares that remained available for grant.
The total intrinsic values of options exercised during the fiscal quarters ended May 4, 2014 and May 5, 2013 were $46 million and $17 million, respectively. The total intrinsic values of options exercised during the two fiscal quarters ended May 4, 2014 and May 5, 2013 were $69 million and $42 million, respectively.
A summary of RSU activity related to our equity incentive plans is as follows (in millions, except years and per share amounts):

	RSU Awards Outstanding
	Number Outstanding	Weighted- Average Grant Date Fair Market Value	Weighted- Average Remaining Contractual Life (in years)
Balance as of November 3, 2013	2	$34.38
Granted	1	59.02
Vested	(1)	33.89
Forfeited	—	39.04
Balance as of May 4, 2014	2	43.05	3.16

The following table summarizes the ranges of outstanding and exercisable option awards as of May 4, 2014 (in millions, except years and per share amounts):

	Option Awards Outstanding			Option Awards Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Number Exercisable	Weighted-Average Exercise Price Per Share
$0.00-$10.00	1	4.06	$8.47	1	$8.49
$10.01-$20.00	2	4.55	13.31	2	13.33
$20.01-$30.00	2	6.16	21.00	1	20.86
$30.01-$40.00	15	5.34	35.48	4	34.19
$40.01-$50.00	1	6.47	45.56	—	—
$50.01-$60.00	1	6.69	53.57	—	—
$60.01-$63.18	5	6.84	62.01	—	—
Total	27	5.65	37.82	8	23.70
Employee Share Purchase Plan
0.1 million shares were issued under the ESPP during each of the fiscal quarter and two fiscal quarters ended May 4, 2014 and May 5, 2013. At May 4, 2014, 9.2 million shares remained available for issuance under the ESPP.
9. Income Taxes
For the fiscal quarter and two fiscal quarters ended May 4, 2014, we recorded an income tax provision of $1 million and $6 million, respectively, compared to $5 million and $6 million for the fiscal quarter and two fiscal quarters ended May 5, 2013, respectively. The tax expense for the fiscal quarter and two fiscal quarters ended May 4, 2014 included a benefit of $10 million and $14 million, respectively, from the recognition of previously unrecognized tax benefits as a result of lapses in statutes of limitations for various audit periods. The tax expense for the two fiscal quarters ended May 5, 2013 included a benefit of $3 million from the enactment of the American Taxpayer relief Act of 2012, which was signed into law on January 2, 2013, retroactively extending the U.S. Federal Research and Development tax credit from January 1, 2012 to December 31, 2013. The remaining changes in tax provisions for all periods presented were mainly due to changes in the jurisdictional mix of income and expense.
Pursuant to Accounting Standards Codification (“ASC”) 740-10-25-3(e) (Income Taxes) and ASC 810-10-45-8 (Consolidation), during the fiscal quarter ended February 2, 2014, we recorded a deferred charge for the deferral of income tax expense on certain intercompany asset transactions that occurred in the quarter.  The deferred charge of approximately $32 million, with $4 million included in other current assets and $28 million included in other long-term assets on our unaudited condensed consolidated balance sheets.  The deferred charge will be amortized on a straight-line basis and will be included as a component of income tax expense over the life of the underlying assets, which has been estimated to be seven years.
Unrecognized Tax Benefits
As of November 3, 2013, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was approximately $35 million, including accrued interest and penalties.
We are subject to Singapore income tax examinations for the years ended November 1, 2009 and later, and in major jurisdictions outside Singapore for the years ended October 31, 2008 and later. However, we are not under Singapore income tax examination at this time. We believe it is possible that we may recognize up to $3 million of our existing unrecognized tax benefits within the next 12 months as a result of lapses of statute of limitations for certain audit periods.

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
11. Related Party Transactions
During the fiscal quarter and the two fiscal quarters ended May 4, 2014 and May 5, 2013, in the ordinary course of business, the Company purchased from, or sold to, several entities where one of the Company's directors also serves or served as a director or executive officer of that entity, including eSilicon Corporation (ceased to be a related party after the quarter ended May 5, 2013), KLA-Tencor Corporation, Kulicke & Soffa Industries, Inc. and Wistron Corporation (ceased to be a related party after the quarter ended August 4, 2013). Management believes that such transactions are at arm's length and on similar terms as would have been obtained from unaffiliated third parties.
The following tables provide information regarding the aggregate amounts involved in the transactions with these parties for the indicated periods (for the portion of such period that they were considered related) (in millions):

	Fiscal Quarter Ended			Two Fiscal Quarters Ended
	May 4, 2014		May 5, 2013	May 4, 2014		May 5, 2013
Total net revenue (1) (2)	$—		$10	$—		$16
Total costs and expenses (2)	—	*	1	—	*	2

	May 4, 2014		November 3, 2013
Total receivables	$—		$—	*
Total payables	—	*	—	*
_________________________________
* Represent amounts less than $0.5 million.
(1) Amounts include net revenue for related party transactions with Wistron Corporation through the fiscal quarter ended May 5, 2013. Wistron Corporation ceased to be a related party after the fiscal quarter ended August 4, 2013.
(2) Amounts include net revenue, cost and expenses for related party transactions with eSilicon Corporation through the fiscal quarter ended May 5, 2013. eSilicon Corporation ceased to be a related party after the fiscal quarter May 5, 2013.
Convertible Senior Notes
On December 15, 2013, in connection with our acquisition of LSI, the Company entered into a Note Purchase Agreement with Silver Lake Partners IV, L.P, or SLP IV as the Purchaser and Deutsche Bank, A.G., Singapore Branch, as Lead Manager, referred to as the Note Purchase Agreement, in connection with the private placement of $1 billion aggregate principal amount of the Company's 2.0% Convertible Senior Notes due 2021. Silver Lake Partners IV an investment fund affiliated with Silver Lake Partners, of which Kenneth Hao, one of our directors, is a Managing Director. Mr. Hao disclaims all beneficial interest in the Notes, except to the extent of his pecuniary interest therein. We completed the private placement of the Notes on May 6, 2014, in connection with the completion of the acquisition of LSI. See Note 6. "Borrowings" for additional details.

12. Commitments and Contingencies
Commitments
The following table sets forth changes in our commitments as of May 4, 2014 for the fiscal periods noted (in millions):

	Total	2014 (remainder)	2015	2016	2017	2018	2019	Thereafter
Purchase Commitments	$216	$216	$—	$—	$—	$—	$—	$—
Other Contractual Commitments	$50	$11	$16	$13	$6	$4	$—	$—
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
We also make purchases from a variety of vendors in connection with the expansion of our Fort Collins internal fabrication facility. These purchases are typically conducted on a purchase order basis and the purchase commitments amount shown in the table above includes $67 million in cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of May 4, 2014.
Other Contractual Commitments.  Represents amounts payable pursuant to agreements related to outsourced IT, human resources, financial infrastructure outsourcing services and other services agreements.
There were no other substantial changes to our contractual commitments during the first two quarters of fiscal year 2014 from those disclosed in our Annual Report on Form 10-K for fiscal year 2013.
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
Lawsuits Relating to the Acquisition of LSI
Fifteen purported class action complaints have been filed by alleged stockholders of LSI against us. Eight of those lawsuits were filed in the Delaware Court of Chancery, and the other seven lawsuits were filed in the Superior Court of the State of California, County of Santa Clara on behalf of the same putative class as the Delaware actions (the "California Actions"). On January 17, 2014, the Delaware Court of Chancery entered an order consolidating the Delaware actions into a single action (the "Delaware Action"). These actions generally allege that we aided and abetted breaches of fiduciary duty by the members of LSI's board of directors in connection with the merger because the merger was not in the best interest of LSI, the merger consideration is unfair and certain other terms of the merger agreement are unfair. Among other remedies, the lawsuits seek to enjoin the merger, or in the event that an injunction is not entered and the merger closes, to rescind the merger or obtain unspecified money damages, costs and attorneys' fees.
On March 7, 2014, the parties to the Delaware Action reached an agreement in principle to settle the Delaware Action on a class wide basis, and negotiated a stipulation of settlement that was presented to the Delaware Court of Chancery on March 10, 2014. On March 12, 2014, the parties to the California Actions entered into a stipulation staying the California Actions pending resolution of the Delaware Action. On May 16, 2014, the plaintiffs in the Delaware Action filed a motion for final approval of the proposed settlement and award of attorneys’ fees and expenses with the Delaware Court of Chancery. We and our Board believe these claims are entirely without merit and, in the event the settlement is not approved, we intend to vigorously defend these actions.
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
Warranty
There were no material changes to our warranty accrual during the fiscal quarter and two fiscal quarters ended May 4, 2014.
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
13. Restructuring Charges
LSI Acquisition-Related Restructuring Plan
In April 2014, in order to achieve annual cost savings from the LSI acquisition, we identified approximately 120 employees in Avago's pre-acquisition workforce whose employment will be terminated. We recorded approximately $6 million of employee termination costs related to this cost reduction plan in operating expenses during the fiscal quarter and two fiscal quarters ended May 4, 2014 and expect to record the remaining $8 million of employee termination costs over the remaining retention periods that these employees are expected to provide employment services until their respective exits in the future fiscal quarters. See Note 15. "Subsequent Events" for additional details.
Fabrication Facility Closure in Italy
In January 2014, we committed to a restructuring plan to close a fabrication facility as a result of the integration of the CyOptics business. The plan is expected to be substantially completed in the third quarter of fiscal year 2014. We recorded $8 million and $5 million in operating expenses and costs of products sold, respectively, during the two fiscal quarters ended May 4, 2014, related to employment termination costs. As we previously established a pattern for a restructuring plan in the same location, for which similar termination packages were offered, we are therefore required to record the employment termination cost for the current restructuring plan in the period in which the plan was approved by our management in accordance with relevant accounting guidance. As of May 4, 2014, none of this accrued charge has been paid and the remaining balance will be paid during fiscal year 2014 as the employees exit the Company. In addition, we also recorded an impairment of fixed assets of $1 million in operating expenses during the fiscal quarter and two fiscal quarters ended May 4, 2014. Other remaining costs, including impairment of fixed assets and lease termination expenses of approximately $4 million, will be recorded in future quarters pursuant to the relevant accounting guidance.
Others
We also incurred restructuring charges of $5 million in operating expenses primarily as a result of rationalizing research and development programs and continued alignment of our global manufacturing operations during the first two quarters of fiscal year 2014.

The following table sets forth significant activities within and components of the restructuring charges during the two fiscal quarters of fiscal 2014 (in millions):

	Employee Termination Cost	Asset Abandonment Costs	Other	Total
Balance as of November 3, 2013	$—	$—	$—	$—
Cost of product sold	5	—	—	5
Operating expenses	17	2	1	20
Less: Non-cash portion	—	2	—	2
Less: Cash payments	4	—	1	5
Accrued balance as of May 4, 2014 - included in Other current liabilities	$18	$—	$—	$18

14. Accumulated Other Comprehensive Income (Loss)
The change in accumulated other comprehensive income (loss) by component and related tax effects for the period below is as follows (in millions):

	Prior Service Credits (Cost)	Actuarial Gains (Losses)	Total
Balance as of November 3, 2013	$(1)	$(5)	$(6)
Other comprehensive income (loss) before reclassifications	1	—	1
Amounts reclassified out of accumulated other comprehensive loss	(1)	(2)	(3)
Tax effects	—	1	1
Other comprehensive loss	—	(1)	(1)
Balance as of May 4, 2014	$(1)	$(6)	$(7)
The amounts reclassified out of accumulated other comprehensive income (loss) into the unaudited condensed consolidated statements of operations, with presentation location, during each period were as follows (in millions):

	Fiscal Quarter Ended		Fiscal Two Quarters Ended
Comprehensive Income Components	May 4, 2014	May 5, 2013	May 4, 2014	May 5, 2013	Classified to:
Post-retirement benefit amendment, curtailment and settlement gain, net	$—	$—	$1	$—	Cost of products sold
Post-retirement benefit amendment, curtailment and settlement gain, net	—	—	1	—	Research and development
Post-retirement benefit amendment, curtailment and settlement gain, net	—	—	1	—	Selling, general and administrative
Total amounts reclassified out of accumulated other comprehensive income (loss)	$—	$—	$3	$—
15. Subsequent Events

LSI Acquisition
On May 6, 2014, we completed our acquisition of all of the issued and outstanding shares of common stock of LSI, pursuant to the terms of the Agreement and Plan of Merger, dated as of December 15, 2013, or the Merger Agreement, by and among the Company, LSI and the other parties named therein. Pursuant to the Merger Agreement, the acquisition was structured as a merger of an indirect wholly-owned subsidiary of the Company with and into LSI, or the Merger, with LSI surviving the Merger and continuing as an indirect wholly-owned subsidiary of the Company. The aggregate consideration for the acquisition was approximately $6.5 billion in cash, or $11.15 in cash per share of LSI common stock. We funded the transaction with the net proceeds from the issuance of $1 billion of our Convertible Senior Notes, $4.6 billion in term loans under our 2014 Credit Agreement, each discussed in more detail below, as well as $1 billion in cash on hand of the combined companies.
We are currently evaluating the purchase price allocation following the consummation of the LSI acquisition. It is not practicable to disclose the preliminary purchase price allocation or unaudited pro-forma combined financial information for this transaction, given the short period of time between the acquisition date and the issuance of these unaudited condensed consolidated financial statements.
Convertible Senior Notes
In connection with the completion of the acquisition of LSI on May 6, 2014, the Company completed its previously announced private placement of $1 billion in aggregate principal amount of 2.0% Convertible Senior Notes due 2021 or Notes, to investment funds affiliated with Silver Lake Partners, together referred to as the Purchasers, pursuant to the terms of the Note Purchase Agreement among the Company, SLP IV (whose rights and obligations under the Note Purchase Agreement were thereafter assigned to and assumed by the Purchasers) and Deutsche Bank AG, Singapore Branch, as lead manager.
The Notes were issued pursuant to an Indenture, dated May 6, 2014, or the Indenture, between the Company and U.S. Bank National Association, as trustee. The Indenture includes customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are the Company’s uncollateralized senior obligations. The Notes will mature on August 15, 2021, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes will pay interest semi-annually at a rate of 2.0% per year, payable in arrears on May 1 and November 1 of each year, beginning on November 1, 2014, and on the maturity date. Subject to any limitations set forth in the Indenture, the Notes will be convertible at any time until the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, the Notes may be settled in the Company's ordinary shares, cash or a combination of cash and ordinary shares, at the Company’s option. The Notes will be convertible at an initial conversion rate of 20.8160 ordinary shares per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $48.04 per ordinary share, and is subject to adjustment under the terms of the Notes (including adjustments for quarterly cash dividends paid on the Company's ordinary shares to the extent they exceed $0.27 per share). Holders of the Notes will have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), Avago may be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. Prior to May 6, 2019, the Company may not redeem the Notes. Beginning May 6, 2019, the Company may, at its option, redeem the Notes, in whole or in part if the closing sale price (as defined in the Indenture) of the ordinary shares for 20 or more trading days (as defined in the indenture) in the period of 30 consecutive trading days ending on the trading day immediately prior to the date on which the Company provides notice of such redemption exceeds 150% of the applicable conversion price in effect on each such trading day, at a redemption price equal to 100% of the principal amount of notes being redeemed, together with accrued and unpaid interest to, but not including, the redemption date (as defined in the Indenture).
In connection with the sale of the Notes, the Company entered into a registration rights agreement, dated as of May 6, 2014, with the Purchasers, or the Registration Rights Agreement, providing for customary resale registration rights with respect to the Notes and the ordinary shares issuable upon conversion of the Notes, if any.
Term Loan and Revolving Credit Facility
In connection with the completion of our acquisition of LSI on May 6, 2014, our subsidiaries Avago Technologies Finance Pte. Ltd., or AT Finance, Avago Technologies Cayman Ltd., or AT Cayman, Avago Technologies Holdings Luxembourg S.àr.l ("AT Luxco" and, together with AT Cayman, the "Borrowers"), together a group of lenders, including Deutsche Bank AG New York Branch as the Administrative Agent, entered into the 2014 Credit Agreement. The 2014 Credit Agreement provides for a term loan facility in the aggregate principal amount of $4.6 billion and a revolving credit facility that permits the Borrowers to borrow loans from time to time in an aggregate principal amount of up to $500 million, for general corporate purposes, for swingline loans of up to $75 million in the aggregate and for the issuance of letters of credit of up to $100 million in the aggregate, which, in the case of swingline loans and letters of credit, reduce the available borrowing capacity under the revolving credit facility on a dollar for dollar basis. The Borrowers’ obligations under the 2014 Credit Agreement are guaranteed by AT Finance and certain of its subsidiaries, or the Subsidiary Guarantors, and are collateralized, subject to certain exceptions, by all the assets of AT Finance, each Borrower, and each Subsidiary Guarantor. The term loan facility has a term of 7 years and the revolving credit facility has a term of 5 years.
Loans under the 2014 Credit Agreement will bear interest at a rate per annum equal to (i) to the greatest of (a) the rate of interest per annum publicly announced from time to time by Deutsche Bank AG New York Branch as its prime rate in effect at its principal office in New York City, (b) the Federal Funds Effective Rate (as defined in the 2014 Credit Agreement) in effect on such day plus 1/2 of 1% per annum, (c) the Adjusted LIBO Rate (as defined in the Credit Agreement) on such day for a deposit in dollars with a maturity of one month plus 1% per annum and (d), with respect to term loans, 1.75% or (ii) the interest rate per annum equal to the greater of (a) (x) the LIBO Rate for such Interest Period multiplied by (y) the Statutory Reserve Rate (as defined in the 2014 Credit Agreement) and (b) with respect to term loans, 0.75% per annum.
The 2014 Credit Agreement includes (i) financial covenants requiring AT Finance to, at any time the revolving credit facility is drawn by more than 30%, maintain a maximum first lien leverage ratio; (ii) customary restrictive covenants (subject, in each case, to certain exceptions and amounts) that limit AT Finance and its subsidiaries’ ability to, among other things, incur indebtedness, create liens, merge or consolidate with and into other persons, make acquisitions and sell assets; (iii) customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments; and (iv) customary representations and warranties. In addition, AT Finance has the ability, at any time, to increase the aggregate term loans and revolving credit commitments under the 2014 Credit Agreement from $5.1 billion to $6.7 billion, subject to the condition that no default or event of default shall have occurred and be continuing and other terms and conditions set forth in the 2014 Credit Agreement, and the receipt of sufficient commitments for such increase from the lenders.
The Borrowers have agreed to pay the lenders a commitment fee at a rate per annum that varies based on total leverage ratio. The Borrowers also entered into collateral and related agreements ancillary to the 2014 Credit Agreement.
LSI Acquisition-Related Restructuring Plan
On May 13, 2014, we began the implementation of planned cost reduction and restructuring activities following the acquisition of LSI. As part of this plan we expect to eliminate approximately 1,100 positions from the combined workforce across all business and functional areas on a global basis.
Pending Sale of the LSI Flash Component Division and Accelerated Solutions Division
On May 29, 2014, our subsidiary LSI Corporation entered into an Asset Purchase Agreement with Seagate Technology LLC, or Seagate, pursuant to which LSI Corporation has agreed to sell its Flash Components Division and Accelerated Solutions Division to Seagate for $450 million in cash. Each of the parties has made customary representations and warranties in the Asset Purchase Agreement. Consummation of the transaction is subject to the satisfaction or waiver of customary closing conditions and receipt of certain regulatory approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is presently expected to close in the third calendar quarter of 2014.
Cash Dividends
On June 4, 2014, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.29 per share, payable on June 30, 2014 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on June 19, 2014.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 3, 2013, or fiscal year 2013, included in our Annual Report on Form 10-K for fiscal year 2013, or 2013 Annual Report on Form 10-K. References to “Avago,” "the Company," “we,” “our” and “us” are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Quarterly Report on Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations, including merger, acquisition and divestiture and related activities; statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, or enforceability of our intellectual property rights; and the effects of seasonality on our results of operations. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. For example, there can be no assurance that our product sales efforts, revenues or expenses will meet any expectations or follow any trend(s), that our ability to compete effectively will be successful or yield anticipated results, or that we will realize the expected benefits of our recent acquisition of LSI Corporation, or LSI. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in this Quarterly Report on Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
We are a leading designer, developer and global supplier of a broad range of semiconductor devices with a focus on III-V based products. III-V semiconductor materials have higher electrical conductivity than silicon and thus tend to have better performance characteristics in radio frequency, or RF, and optoelectronic applications. III-V refers to elements from the 3rd and 5th groups in the periodic table of chemical elements, and examples of these materials are gallium arsenide, or GaAs, gallium nitride, or GaN, and indium phosphide, or InP. We differentiate ourselves through our high performance design and integration capabilities. Through the fiscal quarter ended May 4, 2014, we served three primary target markets: wireless communications, wired infrastructure and industrial & other. Our product portfolio is extensive and includes thousands of products. Applications for our products in these target markets include smartphones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, factory automation and industrial equipment. Starting in the third quarter of fiscal year 2014, as a result of our acquisition of LSI Corporation, or LSI, on May 6, 2014, we will serve four primary target markets: enterprise storage, wireless communications, wired infrastructure and industrial & other.
During the first two quarters of fiscal year 2014, our net revenue increased significantly compared to the first two quarters of fiscal year 2013. Net revenue from each of our three target markets increased during this period compared to the first two quarters of fiscal year 2013, mainly due to revenue contribution from the acquired CyOptics business in the wired infrastructure target market and content growth in two large smartphone original equipment manufacturer, or OEM, customers in the wireless communications target market. Our fiscal year ended November 3, 2013, or fiscal year 2013, was a 53-week fiscal year, with the first fiscal quarter consisting of 14 weeks.
Recent Developments
Acquisition of LSI Corporation
On May 6, 2014, we completed our acquisition of all of the issued and outstanding shares of common stock of LSI pursuant to the terms of the Agreement and Plan of Merger, dated as of December 15, 2013, or the Merger Agreement, by and among the Company, LSI and the other parties named therein. Pursuant to the Merger Agreement, the acquisition was structured as a merger of an indirect wholly-owned subsidiary of the Company with and into LSI, or the Merger, with LSI surviving the Merger and continuing as an indirect wholly-owned subsidiary of the Company. The aggregate consideration for the acquisition was approximately $6.5 billion in cash, or $11.15 in cash per share of LSI common stock. We funded the transaction with the net proceeds from the issuance of $1 billion in aggregate principal amount of our 2.0% Convertible Senior Notes due 2021, or the Notes, the net proceeds from $4.6 billion in term loans under a new, senior collateralized credit facility that we entered into at the time of the closing of the transaction (discussed in more detail under "Indebtedness" below), as well as cash on hand of the combined companies. The financial results for the fiscal quarter and the two fiscal quarters ended May 4, 2014 provided in this Quarterly Report on Form 10-Q do not include any operating results of LSI.
LSI Acquisition-Related Restructuring Plan
On May 13, 2014, we began the implementation of our cost reduction activities associated with our recently completed acquisition of LSI. As part of this plan, we expect to eliminate approximately 1,100 positions from the combined workforce across all business and functional areas on a global basis. In connection with this action, we expect to take aggregate charges of between approximately $120 million and $140 million over our next six fiscal quarters.
Pending Sale of LSI's Flash Components Division and Accelerated Solutions Division
On May 29, 2014, our subsidiary LSI Corporation entered into an Asset Purchase Agreement with Seagate Technology LLC, or Seagate, pursuant to which LSI Corporation has agreed to sell its Flash Components Division and Accelerated Solutions Division to Seagate for $450 million in cash. Each of the parties has made customary representations and warranties in the Asset Purchase Agreement. Consummation of the transaction is subject to the satisfaction or waiver of customary closing conditions and receipt of certain regulatory approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is presently expected to close in the third calendar quarter of 2014.
Acquisition
CyOptics
On June 28, 2013, we completed our acquisition of CyOptics, Inc., or CyOptics, a U.S.-based company that manufactures and sells InP optical chip and component technologies for the data communications and telecommunications markets. CyOptics has front-end manufacturing operations in the U.S. and back-end manufacturing operations in Mexico.
The aggregate consideration for the acquisition was approximately $377 million, of which $373 million was paid in cash, net of $3 million in cash acquired, to acquire all of the outstanding shares of capital stock of CyOptics. We also agreed to pay additional deferred consideration to the previous shareholders of CyOptics in the amount of $4 million one year subsequent to the acquisition date, which was recorded in other current liabilities.
In addition, approximately $27 million is payable to key employees of CyOptics as part of a retention bonus plan. This amount was paid into escrow and will be paid over a three-year period subsequent to the acquisition date and is being recognized as compensation expense in operating results over the same period. For eligible CyOptics employees whose employment is involuntarily terminated by the Company, their retention bonus payments are accelerated and due in full upon such termination in accordance with the provisions of the plan. During the fiscal quarter and the two fiscal quarters ended May 4, 2014, we recorded compensation expense of $1 million and $10 million, respectively, due to the departures of certain plan participants.
See Note 3. "Acquisitions and Investment" to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
There were no significant changes in our critical accounting policies during the two fiscal quarters ended May 4, 2014 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report on Form 10-K.

Results from Operations
Fiscal Quarter and Two Fiscal Quarters Ended May 4, 2014 Compared to Fiscal Quarter and Two Fiscal Quarters Ended May 5, 2013
The following table sets forth our results of operations for the fiscal quarter and two fiscal quarters ended May 4, 2014 and May 5, 2013.

	Fiscal Quarter Ended
	May 4, 2014	May 5, 2013	May 4, 2014	May 5, 2013
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$701	$562	100%	100%
Cost of products sold:
Cost of products sold	326	276	46	49
Amortization of intangible assets	18	14	3	3
Total cost of products sold	344	290	49	52
Gross margin	357	272	51	48
Research and development	114	95	16	17
Selling, general and administrative	67	52	10	9
Amortization of intangible assets	8	6	1	1
Restructuring charges	8	1	1	—
Total operating expenses	197	154	28	27
Income from operations	160	118	23	21
Interest expense	(1)	(1)	—	—
Other income, net	—	1	—	—
Income before income taxes	159	118	23	21
Provision for income taxes	1	5	—	1
Net income	$158	$113	23%	20%

	Two Fiscal Quarters Ended
	May 4, 2014	May 5, 2013	May 4, 2014	May 5, 2013
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$1,410	$1,138	100%	100%
Cost of products sold:
Cost of products sold	673	562	48	49
Amortization of intangible assets	36	28	3	3
Restructuring charges	5	—	—	—
Total cost of products sold	714	590	51	52
Gross margin	696	548	49	48
Research and development	221	188	16	17
Selling, general and administrative	141	105	10	9
Amortization of intangible assets	15	11	1	1
Restructuring charges	20	2	1	—
Total operating expenses	397	306	28	27
Income from operations	299	242	21	21
Interest expense	(1)	(1)	—	—
Other income, net	—	3	—	—
Income before income taxes	298	244	21	21
Provision for income taxes	6	6	—	—
Net income	$292	$238	21%	21%

     Net revenue. Net revenue was $701 million for the fiscal quarter ended May 4, 2014, compared to $562 million for the fiscal quarter ended May 5, 2013, an increase of $139 million, or 25%. Net revenue was $1,410 million for the two fiscal quarters ended May 4, 2014, compared to $1,138 million for the two fiscal quarters ended May 5, 2013, an increase of $272 million, or 24%. The two fiscal quarters ended May 4, 2014 consisted of 26 weeks compared to 27 weeks in the two fiscal quarters ended May 5, 2013. The increase in net revenue for the two fiscal quarters ended May 4, 2014 compared to the two fiscal quarters ended May 5, 2013 was primarily due to the continued strong growth in wired infrastructure and wireless communications target markets. Wired infrastructure increase in revenue was mainly due to revenue contribution from the CyOptics business that we acquired in the third quarter of fiscal year 2013. Wireless communications increase in revenue resulted from strong sales to two large smartphone OEMs.
During the periods presented, our three primary target markets were wireless communications, wired infrastructure and industrial & other. The percentage of total net revenue generated by sales in each of our target markets varies from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality. The first fiscal quarter has historically been our lowest revenue and cash generating quarter due, in part, to holiday shutdowns at many OEM, customers and distributors, and the first half of the fiscal year has tended to generate lower revenue than the second half. However, in recent periods, typical seasonality and industry cyclicality have been increasingly overshadowed by other factors such as wider macroeconomic effects, the timing of significant product transitions and launches by large OEMs, particularly in the wireless communications target market, and new product launches by our competitors.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During the fiscal quarter ended May 4, 2014, direct sales to Foxconn Technology Group companies, or Foxconn, and Samsung Group companies, or Samsung accounted for 14% and 13% respectively, of our net revenue. During the fiscal quarter ended May 5, 2013, direct sales to Foxconn, and Samsung accounted for 16% and 10% of our net revenue, respectively. During the two fiscal quarters ended May 4, 2014, direct sales to Foxconn and Samsung accounted for 20% and 10%, respectively. During the two fiscal quarters ended May 5, 2013, direct sales to Foxconn accounted for 18% of our net revenue.
Our top 10 direct customers for the fiscal quarter and two fiscal quarters ended May 4, 2014, which included four distributors, collectively accounted for 60% and 61% of our net revenue, respectively. We believe our aggregate sales to Apple Inc. and Samsung, when direct sales are combined with indirect sales through the contract manufacturers that they utilize, accounted for more than 10% of our net revenues for the fiscal quarter and two fiscal quarters ended May 4, 2014.

Net revenue by target market data is derived from our understanding of our end customers’ primary markets. Net revenue by target market was as follows:

	Fiscal Quarter Ended			Two Fiscal Quarters Ended
% of net revenue	May 4, 2014	May 5, 2013	Change	May 4, 2014	May 5, 2013	Change
Wireless communications	50%	50%	—%	49%	52%	(3)%
Wired infrastructure	31%	27%	4%	32%	26%	6%
Industrial & other	19%	23%	(4)%	19%	22%	(3)%
Total net revenue	100%	100%		100%	100%

	Fiscal Quarter Ended			Two Fiscal Quarters Ended
Net revenue (in millions)	May 4, 2014	May 5, 2013	Change	May 4, 2014	May 5, 2013	Change
Wireless communications	$348	$279	$69	$697	$587	$110
Wired infrastructure	$219	$153	$66	$447	$296	$151
Industrial & other	$134	$130	$4	$266	$255	$11
Total net revenue	$701	$562	$139	$1,410	$1,138	$272
Net revenue from our wireless communications target market increased by $69 million, or 25%, and $110 million, or 19%, in the fiscal quarter and the two fiscal quarters ended May 4, 2014, compared with the corresponding prior year periods, due to continued strength in mobile smartphone sales resulting from sustained demand from two large smartphone OEM customers and strong demand from LTE enabled Chinese OEMs. Unit sales of smartphones containing our products, the amount of our product content in those phones as well as increasing radio frequency, or RF, content in handsets, are key drivers of our revenue increase from this target market. Improvements in our product content in a number of new smartphone platforms as well as continued high demand for our film bulk acoustic resonator, or FBAR, technology products helped drive revenue growth during the second fiscal quarter and the first two quarters of fiscal year 2014.
Net revenue from our wired infrastructure target market increased by $66 million, or 43%, and $151 million, or 51%, in the fiscal quarter and the two fiscal quarters ended May 4, 2014, compared with the corresponding prior fiscal year periods. The increases were largely due to $56 million and $120 million, respectively, of revenue contribution from our CyOptics component sales and the remaining increases primarily from higher enterprise and storage revenue.
Net revenue from our industrial & other target market increased by $4 million, or 3%, and $11 million, or 4%, in the fiscal quarter and the two fiscal quarters ended May 4, 2014, compared with the corresponding prior fiscal year periods. This slight increase was due primarily to a recovery in overall end market demand in this target market.
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
Gross margin. Gross margin was $357 million for the fiscal quarter ended May 4, 2014 compared to $272 million for the fiscal quarter ended May 5, 2013, an increase of $85 million. As a percentage of net revenue, gross margin were 51% and 48%, respectively, for the fiscal quarter ended May 4, 2014 and May 5, 2013.
The increase in gross margin dollars for the fiscal quarter ended May 4, 2014 compared to the corresponding prior year period was due primarily to an increase in net revenue from, and improved product mix in, our wireless communication target market, as well as additional gross margin contributions from the CyOptics products, which we acquired during the third quarter of fiscal year 2013. The increase in gross margin as a percentage of revenue for the fiscal quarter ended May 4, 2014 compared to the fiscal quarter ended May 5, 2013 was due primarily to significant improved gross margin in our wireless communications target market due to the improved utilization of our internal manufacturing fabrication facility and product mix.
Gross margin was $696 million and $548 million respectively, for the two fiscal quarters ended May 4, 2014 and May 5, 2013, respectively. As a percentage of net revenue, gross margin was 49% and 48%, respectively, for each of the two fiscal quarters ended May 4, 2014 and May 5, 2013. The increase in gross margin dollars for the two fiscal quarter ended May 4, 2014 compared to the corresponding prior year period was due primarily to an increase in net revenue in the wireless communication with improved product mix in our wireless communications target market and additional gross margin contributions from the CyOptics business, which we acquired during the third quarter of fiscal year 2013. These increases were partially offset by increases in amortization of intangible assets and increases in restructuring expense related to efforts to improve efficiency, including the planned closure of a fabrication facility and employee termination costs relating to Avago employees whose employment will be terminated following the LSI acquisition (see Note 13. "Restructuring Charges" to the Unaudited Condensed Consolidated Financial Statements).
Research and development. Research and development expense was $114 million for the fiscal quarter ended May 4, 2014, compared to $95 million for the fiscal quarter ended May 5, 2013, an increase of $19 million, or 20%. As a percentage of net revenue, research and development expenses decreased to 16% for the fiscal quarter ended May 4, 2014, compared to 17% for the fiscal quarter ended May 5, 2013. The overall dollar increase in research and development expense was attributable to a $6 million increase in salaries and employee benefits expense due to annual merit-based salary increases and additional headcount due to the CyOptics acquisition, a $7 million increase in accrued incentive expense, a $3 million increase in share-based compensation expense attributable to annual focal employee equity awards at higher grant-date fair values, a $4 million increase in depreciation of fixed assets and a $2 million increase in retention compensation expense primarily related to CyOptics acquisition. These increases were partially offset by a $2 million decrease in research and development project expenses such as consumables.
Research and development expense was $221 million for the two fiscal quarters ended May 4, 2014, compared to $188 million for the two fiscal quarters ended May 5, 2013, an increase of $33 million, or 18%. As a percentage of net revenue, research and development expenses decreased to 16% for the two fiscal quarters ended May 4, 2014, compared to 17% for the two fiscal quarters ended May 5, 2013. The majority of this increase, in absolute dollars, resulted from continued investments in our wired infrastructure and wireless communications solutions. The increase was attributable to a $8 million increase in accrued incentive compensation expense, a $4 million increase in share-based compensation expense attributable to grants of share-based awards, an $11 million increase in salaries and employee benefits expense, a $7 million increase in depreciation of fixed assets, a $3 million increase in retention compensation expense primarily related to CyOptics acquisition, and a $2 million increase external services services. These increases were partially offset by a $1 million decrease in computer software and support expense compared to the two fiscal quarters ended May 5, 2013.
Selling, general and administrative. Selling, general and administrative expense was $67 million for the fiscal quarter ended May 4, 2014, compared to $52 million for the fiscal quarter ended May 5, 2013, an increase of $15 million, or 29%. As a percentage of net revenue, selling, general and administrative expense increased to 10% for the fiscal quarter ended May 4, 2014, compared to 9% for the fiscal quarter ended May 5, 2013. The primary increase in selling, general and administrative expense for the fiscal quarter ended May 4, 2014 consisted of a $9 million increase in share-based compensation primarily attributable to a special, long-term compensation and retention equity award made to our President and Chief Executive Officer and to our annual focal employee equity awards at higher grant-date fair values and a $5 million increase in variable and bonus compensation expense due to annual merit-based salary increases and additional headcount due to the CyOptics acquisition.
Selling, general and administrative expense was $141 million for the two fiscal quarters ended May 4, 2014, compared to $105 million for the two fiscal quarters ended May 5, 2013, an increase of $36 million, or 34%. Changes in components of selling, general and administrative expense for the two fiscal quarters ended May 4, 2014 consisted of a $13 million increase in share-based compensation attributable to grants of share-based awards, a $9 million increase in retention bonuses related to the CyOptics acquisition, a $6 million increase in variable and bonus compensation expense due to annual merit-based salary increases and additional headcount due to the CyOptics acquisition, a $2 million increase in salaries and employee benefits expense, a $2 million increase in fees for audit and accounting services and a $2 million increase in professional external services.
Amortization of intangible assets. Total amortization of intangible assets incurred was $26 million and $20 million for the fiscal quarters ended May 4, 2014 and May 5, 2013, respectively. Total amortization of intangible assets incurred was $51 million and $39 million for the two fiscal quarters ended May 4, 2014 and May 5, 2013, respectively. The increase in amortization expense for the fiscal quarter and two fiscal quarters ended May 4, 2014 was attributable to the increase in amortizable intangible assets from the CyOptics and Javelin Semiconductor Inc. acquisitions completed in fiscal year 2013. We anticipate our amortization expense will be substantially higher in future periods, primarily as a result of increases in amortizable intangible assets from acquisitions we completed in fiscal year 2013 as well as from completing the acquisition of LSI which closed on May 6, 2014.
Restructuring charges. We incurred $8 million in restructuring charges for the fiscal quarter ended May 4, 2014, compared to restructuring charges of $1 million for the fiscal quarter ended May 5, 2013, which was recorded in operating expenses. We incurred $25 million in restructuring charges for the two fiscal quarters ended May 4, 2014, compared to restructuring charges of $2 million for the two fiscal quarter ended May 5, 2013, of which $5 million and $20 million were recorded in costs of products sold (see "Gross Margin" above) and in operating expenses, respectively. These restructuring charges were due primarily to the planned closure of a fabrication facility as a result of the integration of the CyOptics business and the employee termination costs relating to Avago employees whose employment will be terminated following the LSI acquisition. We expect to incur additional restructuring charges in future periods as a result of further integration and alignment of completed acquisitions and acquisitions that we may make in the future, including the LSI acquisition which closed May 6, 2014.

Interest expense. Interest expense was $1 million for each fiscal quarter and $1 million for each of the two fiscal quarters ended May 4, 2014 and May 5, 2013, respectively. Interest expense represents ongoing commitment fees related to our 2013 revolving credit facility. We expect to incur significantly higher interest charges in future periods as a result of $5.6 billion in borrowings incurred to complete the all cash acquisition of LSI which closed May 6, 2014. See Note 15. "Subsequent Events" and Note 6. "Borrowings" to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional details. Future interest charges will include amortization of the debt issuance costs associated with the aggregate $5.6 billion of term loan and convertible debt we incurred in connection with the LSI acquisition, as well as our new $500 million senior secured revolving credit facility. These costs total approximately $120 million in the aggregate and will be allocated and amortized using the effective interest method over the respective lives of the term loan, the convertible notes term and the revolver facility commitment term, as applicable.
Other income, net. Other income, net includes realized and unrealized gains or losses on trading securities and investment funds, interest income, foreign currency gains (losses) on balance sheet remeasurement and other miscellaneous items. Other income, net was not material for either the fiscal quarter or the two fiscal quarters ended May 4, 2014, compared to other income, net of $1 million and $3 million, respectively, for the fiscal quarter and two fiscal quarters ended May 5, 2013.
Provision for income taxes. For the fiscal quarter and two fiscal quarters ended May 4, 2014, we recorded an income tax provision of $1 million and $6 million, respectively, compared to $5 million and $6 million for the fiscal quarter and two fiscal quarters ended May 5, 2013, respectively. The tax expense for the fiscal quarter and two fiscal quarters ended May 4, 2014 included a benefit of $10 million and $14 million respectively, from the recognition of previously unrecognized tax benefits as a result of lapses in applicable statutes of limitations. The tax expense for the two fiscal quarters ended May 5, 2013 included a benefit of $3 million from the enactment of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, retroactively extending the U.S. Federal Research and Development tax credit from January 1, 2012 to December 31, 2013. The remaining changes in tax provisions for all periods presented were mainly due to changes in the jurisdictional mix of income and expense.
Pursuant to Accounting Standards Codification (“ASC”) 740-10-25-3(e) (Income Taxes) and ASC 810-10-45-8 (Consolidation), during the fiscal quarter ended February 2, 2014, we recorded a deferred charge for the deferral of income tax expense on certain intercompany asset transactions that occurred in the quarter.  The deferred charge of approximately $32 million, with $4 million included in other current assets and $28 million included in other long-term assets on our condensed consolidated balance sheets.  The deferred charge will be amortized on a straight-line basis and will be included as a component of income tax expense over the life of the underlying assets, which has been estimated to be seven years.
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
Liquidity and Capital Resources
Our primary sources of liquidity as of May 4, 2014 consisted of: (1) approximately $1,278 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our then outstanding $575 million unsecured revolving credit facility, or the 2013 revolving credit facility, which was committed until October 28, 2018, and all of which was available to be drawn as at May 4, 2014. This facility was terminated in connection with the completion of the LSI acquisition.
Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to the debt obligations we incurred in connection with the acquisition of LSI, (ii) working capital requirements, (iii) research and development and capital expenditure needs, including acquisitions and investments we may make from time to time, (iv) quarterly dividend payments (if and when declared by our board of directors, or the Board), and (v) any share repurchases we may choose to make. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.

LSI Acquisition
On May 6, 2014, we completed our previously announced acquisition of all of the issued and outstanding shares of common stock of LSI for an aggregate acquisition consideration of approximately $6.5 billion in cash, or $11.15 in cash per share of LSI common stock. We funded the transaction with $1 billion of cash from the combined balance sheets of the two companies, the net proceeds from $4.6 billion in senior collateralized term loan borrowings from a syndicate of banks and the net proceeds from the private placement of $1 billion in aggregate principal amount of our 2.0% Convertible Senior Notes due 2021, or the Notes, (each discussed in more detail under "Indebtedness" below), all of which significantly increase our short-term and long-term liquidity requirements in future periods. The credit agreement pursuant to which the terms loans were made also provides for a new, senior collateralized revolving credit facility in an aggregate amount of $500 million, none of which was drawn in connection with the acquisition.
Share Repurchases
On April 10, 2013, the Company's board of directors, or the Board, authorized the Company to repurchase up to 20 million of its ordinary shares in open market transactions, referred to as the 2013 share repurchase program. The 2013 share repurchase program expired on April 8, 2014. Under the 2013 share repurchase program, the Company repurchased and retired 0.3 million shares for an aggregate purchase price of $12 million in cash during the two fiscal quarters ended May 4, 2014.
At the Company's 2014 annual general meeting of shareholders on April 9, 2014, shareholders approved the Company's 2014 share purchase mandate pursuant to which, the Company is authorized, upon Board approval, to repurchase up to approximately 25 million of its ordinary shares in open market transactions or pursuant to equal access schemes, up to the date on which the Company's 2015 annual general meeting of shareholders is held or required by law to be held, referred to as the 2014 share purchase mandate. As at the date of this Quarterly Report on Form 10-Q, the Board had not approved any repurchases of the Company's ordinary shares pursuant to the 2014 share purchase mandate. The timing and amount of any future share repurchases will depend on a variety of factors including price, market conditions, the requirements of our 2014 credit agreement and applicable legal requirements.
Dividends
On June 4, 2014, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.29 per share, payable on June 30, 2014 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on June 19, 2014.
Summary
Our cash and cash equivalents increased by $293 million to $1,278 million at May 4, 2014 from $985 million at November 3, 2013. The increase was largely due to $480 million in cash provided by operating activities, $53 million in cash received from the issuance of ordinary shares upon exercises of options, $14 million in cash received from the sale of equity investments and $2 million in cash received from government grants, partially offset by $130 million in dividends paid to our shareholders, $125 million in cash paid for capital expenditures and $12 million of cash paid to repurchase 0.3 million of our ordinary shares.
We believe that our cash and cash equivalents on hand and cash flows from operations, combined with current availability under our new $500 million senior collateralized revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending, quarterly cash dividends (if and when declared by our Board) and any share repurchases we may choose to make for at least the next 12 months. We believe that, after giving effect to the acquisition of LSI, we will have cash on hand sufficient to run our business and satisfy our current obligations.
We anticipate that our capital expenditures for fiscal year 2014 will be higher than for fiscal year 2013, due primarily to spending on capacity expansion in our Fort Collins internal fabrication facility, LSI acquisition and campus rationalization.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines, such as our recently completed $6.5 billion acquisition of LSI. Any such transaction could require significant use of our cash and cash equivalents, require us to issue debt or equity securities and require us to borrow under our revolving credit facility or arrange new financing to fund the transaction. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances we may also seek to obtain debt or equity financing in the future. However, we cannot assure that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including under our senior secured revolving credit facility, will depend on our ability to generate cash in the future. We could also reduce certain expenditures such payment of our quarterly cash dividend and repurchases of our ordinary shares.
In addition, even though we may not need additional funds, we may still elect to sell additional debt or equity securities or increase our current senior secured revolving credit facility for other reasons.

Cash Flows for the Two Fiscal Quarters Ended May 4, 2014 and May 5, 2013
Our cash flows for the two fiscal quarters ended May 4, 2014 and May 5, 2013 were as follows (in millions):

	Two Fiscals Quarter Ended
	May 4, 2014	May 5, 2013
Net cash provided by operating activities	$480	$373
Net cash used in investing activities	(111)	(160)
Net cash used in financing activities	(76)	(78)
Net increase in cash and cash equivalents	$293	$135
  Operating Activities
Net cash provided by operating activities during the two fiscal quarters ended May 4, 2014 was $480 million. The net cash provided by operating activities was principally due to net income of $292 million, which includes non-cash charges of $170 million and changes in operating assets and liabilities of $18 million. The non-cash charges of $170 million included $118 million for depreciation and amortization and $54 million of non-cash, share-based compensation.
Accounts receivable decreased to $319 million at May 4, 2014 from $418 million at the end of fiscal year 2013. The number of days sales outstanding decreased to 42 days at May 4, 2014 from 52 days at November 3, 2013 due to the linearity of revenue during the quarter and timing of collections. We use the current fiscal quarter revenue and accounts receivable at fiscal quarter end in our calculation of number of days sales outstanding.
Inventory increased to $301 million at May 4, 2014 from $285 million at the end of fiscal year 2013. The number of days of inventory on hand increased to 84 days at May 4, 2014 compared to 69 days at November 3, 2013, due primarily to a planned increase in inventory to prepare for an anticipated increase in demand from our wireless communication target markets, as well as significant lifetime purchases of certain wafers and other materials in fiscal quarter ended May 4, 2014. Of the 84 and 69 days of inventory on hand as at May 4, 2014 and November 3, 2013, respectively, 10 and 9 days, respectively, were attributable to the lifetime purchases. We use the current quarter cost of products sold and inventory at fiscal quarter end in our calculation of days on hand of inventory.
Other current assets increased to $136 million at May 4, 2014 from $130 million at the end of fiscal year 2013, primarily due to a $7 million increase in receivables from our contract manufacturers for materials purchased by us on their behalf to secure pricing, a $5 million increase in receivables from development arrangements and intellectual property-related revenue, a $3 million increase in distributor deposits under our distributor stock return and price adjustment programs and increase in receivables from government grant, a $4 million increase in deferred tax charges, a $2 million increase in the non-US transfer tax receivable, and a $3 million increase in prepaid expenses. These increases were partially offset by a $11 million decrease due to the sale of our investment in common stock of a U.S. publicly traded company and $7 million decrease in current deferred tax assets.
Other long-term assets increased to $73 million at May 4, 2014 from $53 million at the end of fiscal year 2013, primarily due to a $27 million increase in long-term deferred tax charge, partially offset by a $7 million decrease in long-term prepaid expenses primarily attributable to the acceleration of retention bonus payments to certain CyOptics employees due to their employment was involuntarily terminated by the Company, in accordance with the provisions of the CyOptics retention bonus plan.
Current liabilities decreased to $416 million at May 4, 2014 from $423 million at the end of fiscal year 2013, primarily due to decreases in employee compensation and benefits accruals and accounts payable. Employee compensation and benefits accruals decreased to $86 million at May 4, 2014 compared to $98 million at the end of fiscal year 2013 primarily due to payments made under our employee cash bonus plan in respect of our fiscal year 2013 performance. Accounts payable decreased to $274 million at May 4, 2014 from $278 million at the end of fiscal year 2013 mainly due to timing of disbursements. Other current liabilities increased to $56 million at May 4, 2014 from $47 million at the end of fiscal year 2013 due to a $18 million increase in accrued restructuring charges partially offset by a $4 million decrease in accrued current liabilities primarily due to the tax refund payment to CyOptics shareholders, a $2 million decrease in income sales and use tax payables and a $1 million decrease in accrued sales commissions.
Other long-term liabilities decreased to $101 million at May 4, 2014 from $106 million at the end of fiscal year 2013, primarily due to a $10 million decrease in long-term pension liabilities resulting from an amendment to our U.S. post-retirement medical benefit plan and an amendment to change our Korean pension plan from a defined benefit plan into a defined contribution plan partially offset by a net $7 million increase in deferred tax liabilities.
Net cash provided by operating activities during the two fiscal quarters ended May 5, 2013 was $373 million. The net cash provided by operating activities was principally due to net income of $238 million, which includes non-cash charges of $118 million that were partially offset by changes in operating assets and liabilities of $17 million. The non-cash charges of $118 million included $83 million for depreciation and amortization and $35 million of non-cash, share-based compensation.
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
Inventory increased to $229 million at May 5, 2013 from $194 million at the end of fiscal year 2012. The number of days of inventory on hand increased to 76 days at May 5, 2013 compared to 58 days at October 28, 2012, due primarily to an increase in inventory to prepare for an anticipated increase in demand from our wireless target market, as well as significant lifetime purchases of certain wafers and other materials in the two fiscal quarters ended May 5, 2013. Of the 76 days and 58 days of inventory on hand as at May 5, 2013 and October 28, 2012, respectively, 11 days and 8 days, respectively, were attributable to these lifetime purchases. We use the current quarter cost of products sold and inventory at quarter end in our calculation of days on hand of inventory.
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
  Investing Activities
Net cash used in investing activities for the two fiscal quarters ended May 4, 2014 was $111 million, primarily due to $125 million purchases of property, plant and equipment in connection with the continued expansion of our manufacturing facility in Fort Collins, Colorado, partially offset by $14 million in cash proceeds from the sale of an investment in trading securities.
Net cash used in investing activities for the two fiscal quarters ended May 5, 2013 was $160 million, primarily due to $114 million in purchases of property, plant and equipment in connection with the continued expansion of our manufacturing facility in Fort Collins, Colorado, $37 million related to the acquisition of Javelin and $9 million in purchases of trading securities.
  Financing Activities
Net cash used in financing activities for the two fiscal quarters ended May 4, 2014 was $76 million. The net cash used in financing activities was principally due to an aggregate of $130 million in payments of cash dividends to shareholders and the payment of an aggregate of $12 million to repurchase and cancel 0.3 million of our ordinary shares under our 2013 share repurchase program. This was partially offset by $53 million in net proceeds provided by the exercise of options and purchases under our ESPP, an excess tax benefit of $11 million and proceeds from research and development grants of $2 million .
Net cash used in financing activities for the two fiscal quarters ended May 5, 2013 was $78 million. The net cash used in financing activities was principally due to an aggregate of $89 million in payments of cash dividends to shareholders, the payment of an aggregate of $24 million to repurchase and cancel 0.7 million shares of our ordinary shares under our 2012 share repurchase program. This was offset by $28 million in net proceeds provided by the exercise of options and purchases under our ESPP and proceeds from research and development grants of $8 million.
Indebtedness
As of May 4, 2014, we had a total of $2 million of capital lease obligations. We had no borrowings outstanding, and were in compliance with our covenants, under our 2013 revolving credit facility as of May 4, 2014. At such date, we also had $575 million of borrowing capacity available under our then-outstanding 2013 revolving credit facility. Our 2013 revolving credit facility and the related Credit Agreement, dated as of October 28, 2013, by and among AT Finance, Avago Technologies Holding Pte. Ltd., Avago Technologies International Sales Pte. Limited, Avago Technologies U.S. Inc., Avago Technologies General IP (Singapore) Pte. Ltd., the lenders named therein and Citicorp International Limited, as administrative agent, were terminated in connection, and simultaneously with, the completion of our acquisition of LSI on May 6, 2014. There were no outstanding loan borrowings under the 2013 Credit Agreement at the time of its termination.

Term Loans and Revolving Credit Facilities
In connection with the completion of the acquisition of LSI on May 6, 2014, our subsidiaries Avago Technologies Finance Pte. Ltd., or AT Finance, Avago Technologies Cayman Ltd., or AT Cayman, and Avago Technologies Holdings Luxembourg S.àr.l, or AT Luxco and together with AT Cayman, referred to as the Borrowers, together with a group of lenders, including Deutsche Bank AG New York Branch as the Administrative Agent, entered into a new Credit Agreement, dated May 6, 2014, referred to as the 2014 Credit Agreement. The 2014 Credit Agreement provides for a term loan facility in the aggregate principal amount of $4.6 billion and a revolving credit facility that permits the Borrowers to borrow loans from time to time in an aggregate principal amount of up to $500 million, for general corporate purposes, for swingline loans of up to $75 million in the aggregate and for the issuance of letters of credit of up to $100 million in the aggregate, which, in the case of swingline loans and letters of credit, reduce the available borrowing capacity under the revolving credit facility on a dollar for dollar basis. The Borrowers’ obligations under the Credit Agreement are guaranteed by AT Finance and certain of its subsidiaries, or the Subsidiary Guarantors, and are collateralized, subject to certain exceptions, by all the assets of AT Finance, each Borrower, and each Subsidiary Guarantor. The term loan facility has a term of 7 years and the revolving credit facility has a term of 5 years. The $4.6 billion of available term loans available under the 2014 Credit Agreement were fully drawn at the time of, and the proceeds used to fund, the completion of the LSI acquisition.
Loans under the 2014 Credit Agreement will bear interest at a rate per annum equal to, at our option:
(i)  to the greatest of (a) the rate of interest per annum publicly announced from time to time by Deutsche Bank AG New York Branch as its prime rate in effect at its principal office in New York City, (b) the Federal Funds Effective Rate (as defined in the 2014 Credit Agreement) in effect on such day plus 1/2 of 1% per annum, (c) the Adjusted LIBO Rate (as defined in the Credit Agreement) on such day for a deposit in dollars with a maturity of one month plus 1% per annum and (d), with respect to term loans, 1.75%; or
(ii)  the interest rate per annum equal to the greater of (a) (x) the LIBO Rate for such Interest Period multiplied by (y) the Statutory Reserve Rate (as defined in the 2014 Credit Agreement) and (b) with respect to term loans, 0.75% per annum.
The 2014 Credit Agreement includes (i) financial covenants requiring AT Finance to, at any time the revolving credit facility is drawn by more than 30%, maintain a maximum first lien leverage ratio; (ii) customary restrictive covenants (subject, in each case, to certain exceptions and amounts) that limit AT Finance and its subsidiaries’ ability to, among other things, incur indebtedness, create liens, merge or consolidate with and into other persons, make acquisitions and sell assets; (iii) customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments; and (iv) customary representations and warranties. In addition, AT Finance has the ability, at any time, to increase the aggregate term loans and revolving credit commitments under the 2014 Credit Agreement from $5.1 billion to $6.7 billion, subject to the condition that no default or event of default shall have occurred and be continuing and other terms and conditions set forth in the 2014 Credit Agreement, and the receipt of sufficient commitments for such increase from the lenders. The Borrowers have agreed to pay the lenders a commitment fee at a rate per annum that varies based on total leverage ratio. The Borrowers also entered into collateral and related agreements ancillary to the 2014 Credit Agreement.
Convertible Senior Notes
In connection with the completion of the acquisition of LSI on May 6, 2014, the Company completed its previously announced private placement of $1 billion in aggregate principal amount of 2.0% Convertible Senior Notes due 2021, or the Notes, to investment funds affiliated with Silver Lake Partners, or the Purchasers, pursuant to the terms of the Note Purchase Agreement among the Company, Silver Lake Partners IV, L.P. (whose rights and obligations under the Note Purchase Agreement were thereafter assigned to and assumed by the Purchasers), and Deutsche Bank AG, Singapore Branch, as lead manager. All of the net proceeds of issuance of the Notes were used to fund the LSI acquisition.
The Notes were issued pursuant to an Indenture, dated May 6, 2014, or the Indenture, between the Company and U.S. Bank National Association, as trustee, or the Indenture. The Indenture includes customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are the Company’s unsecured senior obligations. The Notes will mature on August 15, 2021, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes will pay interest semi-annually at a rate of 2.0% per year, payable in arrears on May 1 and November 1 of each year, beginning on November 1, 2014, and on the maturity date. Subject to any limitations set forth in the Indenture, the Notes will be convertible at any time until the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, the Notes may be settled in the Company's ordinary shares, cash or a combination of cash and ordinary shares, at the Company’s option. The Notes will be convertible at an initial conversion rate of 20.8160 ordinary shares per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $48.04 per ordinary share, and is subject to adjustment under the terms of the Notes (including adjustments for quarterly cash dividends paid on the Company's ordinary shares to the extent they exceed $0.27 per share). Holders of the

Notes will have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), Avago may be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. Prior to May 6, 2019, the Company may not redeem the Notes. Beginning May 6, 2019, the Company may, at its option, redeem the Notes, in whole or in part if the closing sale price (as defined in the Indenture) of the ordinary shares for 20 or more trading days (as defined in the indenture) in the period of 30 consecutive trading days ending on the trading day immediately prior to the date on which the Company provides notice of such redemption exceeds 150% of the applicable conversion price in effect on each such trading day, at a redemption price equal to 100% of the principal amount of notes being redeemed, together with accrued and unpaid interest to, but not including, the redemption date (as defined in the Indenture).
In connection with the sale of the Notes, the Company entered into a registration rights agreement, dated as of May 6, 2014, with the Purchasers, or the Registration Rights Agreement, providing for customary resale registration rights with respect to the Notes and the ordinary shares issuable upon conversion of the Notes, if any.
Contractual Commitments
See Note 12 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
There were no other substantial changes to our contractual commitments during the first two quarters of fiscal year 2014 from those disclosed in our 2013 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at May 4, 2014 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
 Foreign Currency Derivative Instruments
We enter into foreign exchange forward contracts to hedge a portion of our exposures to changes in currency exchange rates as a result of our global operating and financing activities. Gains and losses from foreign currency transactions, as well as derivative instruments, were included in our unaudited condensed consolidated statements of operations in the amounts $1 million loss each for the fiscal quarter and two fiscal quarters ended May 4, 2014, compared to $0 million loss and $1 million loss for the fiscal quarter and two fiscal quarters ended May 5, 2013, respectively.
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial conditions and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of May 4, 2014, we do not believe that we have any material direct or indirect exposure to the European financial markets.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of May 4, 2014. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of May 4, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Fifteen purported class action complaints have been filed by alleged stockholders of LSI against us. Eight of those lawsuits were filed in the Delaware Court of Chancery, and the other seven lawsuits were filed in the Superior Court of the State of California, County of Santa Clara on behalf of the same putative class as the Delaware actions (the "California Actions"). On January 17, 2014, the Delaware Court of Chancery entered an order consolidating the Delaware actions into a single action (the "Delaware Action"). These actions generally allege that we aided and abetted breaches of fiduciary duty by the members of LSI's board of directors in connection with the merger because the merger was not in the best interest of LSI, the merger consideration is unfair and certain other terms of the merger agreement are unfair. Among other remedies, the lawsuits seek to enjoin the merger, or in the event that an injunction is not entered and the merger closes, to rescind the merger or obtain unspecified money damages, costs and attorneys' fees.
On March 7, 2014, the parties to the Delaware Action reached an agreement in principle to settle the Delaware Action on a class wide basis, and negotiated a stipulation of settlement that was presented to the Delaware Court of Chancery on March 10, 2014. On March 12, 2014, the parties to the California Actions entered into a stipulation staying the California Actions pending resolution of the Delaware Action. On May 16, 2014, the plaintiffs in the Delaware Action filed a motion for final approval of the proposed settlement and award of attorneys’ fees and expenses with the Delaware Court of Chancery. We and our Board believe these claims are entirely without merit and, in the event the settlement is not approved, we intend to vigorously defend these actions.
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
Risks Related to Our Business
The acquisition of LSI Corporation, or LSI, and the integration of its business, operations and employees with our own will involve risks and the failure to integrate successfully in the expected time frame may adversely affect our future results.
Our acquisition of LSI, which we completed on May 6, 2014, is our largest acquisition to date, by a significant margin. Any failure to successfully integrate the business, operations and employees of LSI, or to otherwise realize the anticipated benefits of the acquisition, could harm our results of operations. Our ability to realize these benefits will depend, in part, on the timely integration and consolidation of organizations, operations, facilities, procedures, policies and technologies, and the harmonization of differences in the business cultures between the two companies and their personnel. Implementation and integration of the LSI business will be complex and time-consuming, will involve additional expense and could disrupt our business and divert management's attention from ongoing business concerns. The challenges involved in integrating LSI will include:

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
As a result of the acquisition of LSI, we are implementing certain cost reduction activities. As part of this exercise we expect to eliminate a substantial number of positions from our combined workforce across all business and functional areas. on a global basis over the next 18 months. During this time we will be dependent on the services of a number employees who are transitioning out of our workforce. We may be unable to successfully manage these employees in the performance of their transition activities.

The benefits we expect to realize from the pending acquisition of LSI are, necessarily, based on projections and assumptions about the combined businesses of Avago and LSI and assume, among other things, the successful integration of LSI into our business and operations. These projections and assumptions may be inaccurate and we may not successfully integrate LSI and our operations in a timely manner, or at all. We may also be exposed to unexpected contingencies or liabilities of LSI. If we do not realize the anticipated benefits of this transaction, our growth strategy and future profitability could be affected. In addition, the acquisition will significantly increase the amount of our goodwill and other intangible assets, which could adversely affect our future results of operations.
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
We are dependent on a reasonably small number of direct customers, OEMs and distributors for a majority of our business, revenue and results of operations. During the fiscal quarter ended May 4, 2014, direct sales to Foxconn Technology Group companies, or Foxconn, and Samsung Group companies, or Samsung, accounted for 14% and 13% respectively, of our net revenue and our top 10 customers, which included four distributors, collectively accounted for 60% of our net revenue. During the two fiscal quarters ended May 4, 2014, direct sales to Foxconn and Samsung accounted for 20% and 10%, respectively, of our net revenue and our top 10 customers, which included four distributors, collectively accounted for 61% of our net revenue. During the fiscal 2013, direct sales to Foxconn accounted for 18% of our net revenue and our top 10 direct customers, which included three distributors, collectively accounted for 64% of our net revenue. However, we also believe our aggregate sales to Apple, Inc. and Samsung, when direct sales are combined with indirect sales through the contract manufacturers that they utilize, each accounted for more than 10% of our net revenues for the fiscal quarter and two fiscal quarters ended May 4, 2014. We expect to continue to experience significant customer concentration in future periods.
This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. In addition, our top customers' purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margins on certain products. In addition, we expect this will result in our results of operations becoming increasingly sensitive to deterioration in the financial condition of, or other adverse developments related to, one or more of our significant customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. Although our customers often provide us with medium- to long-term product roadmaps and related indications of their product needs and purchases on a periodic basis, they generally purchase our products on a weekly or daily basis, often pursuant to purchase orders, and the relationship, as well as particular orders, can be terminated at any time without significant penalty. In order to ensure availability of our products for some of our largest customers, we start manufacturing our products in advance of receiving purchase orders, based on forecasts provided by these customers. These forecasts are not binding purchase commitments and, as a result, we incur inventory and manufacturing costs in advance of anticipated sales. Since actual demand for our products may not match these forecasts, manufacturing on this basis subjects us to increased risks of high inventory carrying costs, product obsolescence and increased operating costs. In addition, the loss of any of our major direct or indirect customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.
We are dependent on the mobile handset market, which is volatile and is characterized by short product life cycles, fluctuations in demand, seasonality and increasingly high customer concentration, and on the hard disk drive market and dynamics in these industries could negatively impact our business or results of operations.
A substantial portion of our revenue is generated from sales of products for use in mobile handsets, particularly our FBAR filter products, the market for which is growing and becoming increasingly competitive. During the two fiscal quarters ended May 4, 2014, revenue from our wireless communications target market accounted for 49% of our net revenue. During fiscal year 2013, revenue from our wireless communications target market accounted for 48% of our net revenue. The mobile handset market is characterized by intense competition among an increasingly concentrated group of OEMs, rapidly evolving technology, including the shift to LTE and LTE-advanced standards, and changing consumer preferences. These factors result in the frequent introduction of new products, aggressive price competition, short product life cycles, and continually evolving mobile handset specifications. If we, our customers or mobile handset OEMs are unable to manage product transitions, our business and results of operations could be negatively affected. Our success in this market is dependent on the continued competitiveness of our FBAR filter products, and on the broad commercial acceptance of the mobile handsets into which our products are incorporated, as well as increasing the amount of our products in successive generations of those handsets. If the mobile handsets into which our products are designed do not achieve significant customer acceptance, our revenue will be adversely affected. Similarly, even though we may achieve design wins for a particular handset, we may not be designed into the next generation of a particular handset or new model of handset, which could result in a sharp decrease in our revenues.
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
In addition, as a result of our acquisition of LSI, we will also derive a substantial portion of our revenues from products used in hard disk drives.The hard disk drive industry has experienced consolidation over the last few years, resulting in fewer design opportunities and hard disk drive programs and a corresponding increase in the significance of winning or losing any one design or program. For example, following Seagate’s acquisition of Samsung’s storage operations, Seagate adopted Samsung’s 2.5 inch hard disk platform targeted at notebook computers, which does not use LSI's system-on-a-chip, or SoCs, and reduced sales of its own notebook solution, which does incorporate LSI's SoCs, adversely affecting revenues. Additionally, we believe that end users may be purchasing tablet computers, which use flash memory rather than hard disk drives to store data, as a substitute for purchasing a notebook computer containing a hard disk drive. We do not currently provide controllers for flash memory used in tablet computers and further increases in sales of tablet computers could adversely affect our hard disk drive revenues.
We may pursue acquisitions, dispositions, investments and joint ventures, which could affect our results of operations.
We may make acquisitions of, and investments in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities, such as our recent acquisition of LSI. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful. In addition, our original estimates and assumptions used in assessing any acquisition that we make may be inaccurate and we may not realize the expected financial or strategic benefits of any such acquisition. From time to time, we may also divest portions of our business that are no longer strategically important or exit minority investments, which could materially affect our cash flows and results of operations for the period in which such events occur.
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
Any future acquisitions may require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings and, in the case of equity or equity-linked financing, would be dilutive to our existing shareholders. We also incurred a significant amount of debt in connection with our acquisition of LSI, which is secured by the substantial majority of our assets. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations. All of the above factors apply to our acquisition of LSI.
Our operating results are subject to substantial quarterly and annual fluctuations.
Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	the timing of launches by our customers of new products, such as cell phones, in which our products are included and changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	customer concentration and the gain or loss of significant customers;

•	market acceptance of our products and our customers' products;

•	changes in our product mix or customer mix and their effect on our gross margin;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenues and royalty and other payments from intellectual property sales and licensing arrangements;

•	our ability to successfully and timely integrate, and realize the benefits of, our pending acquisition of LSI and any other significant acquisitions we may make;

•	new product announcements and introductions by us or our competitors;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	seasonality or cyclical fluctuations in our markets;

•	currency fluctuations;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	intellectual property disputes and associated litigation expenses;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	the timing of acquisitions of, or making and exiting investments in, other entities, businesses or technologies; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.
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
Our business is dependent on us winning competitive bid selection processes, known as “design wins,” to develop semiconductors for use in our customers' products. These selection processes are typically lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that many of our products, and the end products into which our products are incorporated, often have very short life cycles. For example, cell-phone manufacturers regularly introduce new or upgraded handsets, often every nine to 15 months and sometimes more frequently, and will bid out the components for each new model, and often every upgrade of a particular model. Similarly, many of our storage products also have limited lives before the are replaced by products using newer technology. Failure to obtain a particular design win sometimes prevents us from offering successive generations of a product. This can result in lost revenues and could weaken our position in future competitive selection processes.
Winning a product design does not guarantee sales to a customer. We may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required, or may not realize as much revenue as we had anticipated. In addition, a delay or cancellation of a customer's plans could materially and adversely affect our financial results, as we may have incurred significant expense in the design process and generated little or no revenue. Customers could choose at any time to stop using our products or may fail to successfully market and sell their products, which could reduce demand for our products, cause us to hold excess inventory and materially adversely affect our business, financial condition and results of operations.
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
Failure to qualify our semiconductor products or our suppliers’ manufacturing lines with key customers could harm our business and results of operations.
Some customers will not purchase any products from us, other than limited numbers of evaluation units, until they qualify the products and/or the manufacturing line for the products. The qualification process can take significant time and resources and we may not always be able to satisfy the qualification requirements of these customers. Delays in qualification or failure to qualify our products may cause a customer to discontinue use of non-qualified products or forego future orders and result in a significant loss of revenue.

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
Visibility into our target markets is limited and industry and target market growth rates may not be as forecasted. Any decline in our customers' markets would likely result in a reduction in demand for our products. In such an environment, pricing pressures could intensify and, if we were unable to respond quickly, could significantly reduce our gross margins and reduce our revenue. If target market growth rates are not as expected, particularly in areas such as LTE handsets. datacenters and storage, to the extent that we incur expenditures on process and product development that do not align with projected market requirements, this could also have a material adverse effect on our business and results of operations.
Dependence on contract manufacturing and outsourcing other portions of our supply chain may adversely affect our ability to bring products to market, damage our reputation and adversely affect our results of operations.
We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and module assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication capacity, including single-sourcing for many components or products. Most of our products are designed to be manufactured in a specific process, typically at one particular foundry, either our own or with a particular contract manufacturer. For example, Taiwan Semiconductor Manufacturing Company Limited supplies a substantial amount of the wafers we use in our products. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including ASE Korea Inc. and Inari Technology SDN BHD.
The ability and willingness of our contract manufacturers and foundries to perform is largely outside of our control. If one or more of our contract manufacturers or other outsourced providers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and to timely deliver products to our customers, and our reputation could suffer. Suppliers may extend lead times, limit supplies, increase prices or discontinue parts due to capacity constraints, changes to manufacturing processes or other factors. We also depend on our foundries to timely develop new, advanced manufacturing processes and may be unable to deliver products to our customers if these new processes are not timely developed or we do not have sufficient access to them. For example, we have design wins based on manufacturing processes that are currently under development. If these processes are not developed on schedule, we may lose revenue opportunities and damage our relationships with our customers. Further, because of the limited competition among large foundries, it is possible that our foundry partners for products requiring these technologies will price their services at levels that have an adverse impact on our gross margins or make it unprofitable for us to offer these products. This limited competition among foundries may also make it more difficult for us to use a second foundry for a product when we believe that doing so would be advantageous.
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
We review our supply chain on an ongoing basis and may seek to qualify second source manufacturers and suppliers for some components and products. Only a limited number of foundries provide manufacturing services using the advanced technologies that we require, and we may be unable to secure a second source or replacement foundry for some of our more advanced products. Qualifying such second sources, when available, may be a lengthy and potentially costly process and they may not produce as cost-effectively as our other suppliers, which would reduce our margins.
To the extent we rely on third-party manufacturing relationships, we face the following risks:

•
inability of our manufacturers to develop manufacturing methods appropriate for our products, manufacturers' unwillingness or inability to devote adequate capacity to produce our products, and unanticipated discontinuation of, or changes to, their relevant manufacturing processes;

•	inaccuracies in the forecasts of our product needs from our manufacturers;

•	product and manufacturing costs that are higher than anticipated;

•	reduced control over product reliability, quality, manufacturing yields and delivery schedules;

•	difficulties in obtaining insurance to fully cover all business interruption risk in respect of our third-party suppliers and contract manufacturers;

•	more complicated supply chains; and

•	time, expense and uncertainty in identifying and qualifying additional or replacement manufacturers.
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
Although we operate using a primarily outsourced manufacturing business model, we also rely on the manufacturing facilities we own, in particular our GaAs fabs in Fort Collins, Colorado and Singapore, and our InP fab in Breinigsville, Pennsylvania and InP back-end assembly facility in Matamoros, Mexico. We maintain our internal fabrication facilities for products utilizing our innovative materials and processes, to protect our intellectual property, to develop the technology for manufacturing and to ensure supply of certain components. We are currently expanding our Fort Collins facility to support anticipated growth in sales of our proprietary products, particularly for our wireless target market, and to leverage our fixed costs. Unanticipated delays in the construction of this expansion, or the failure of suppliers to timely deliver tools and other equipment needed to commence manufacturing in the expanded facility, could result in significant additional costs, and could result in us being unable to timely satisfy customer demand for the products we plan to manufacture at the expanded facility, all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, a prolonged disruption or material malfunction of, interruption in, or the loss of operations at, one or more of our production facilities, especially our Fort Collins, Singapore, Breinigsville and Matamoros facilities, or the failure to maintain our labor force at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. The replacement of any of our manufacturing facilities could take an extended amount of time and significant expenditures on our part before manufacturing operations could restart. Our U.S. headquarters are located in San Jose, California and the lease on our facility there expires in November 2015. If we are unable to renew this lease on satisfactory terms, we would be required to locate suitable replacement premises, with the goal of ensuring a smooth transition between facilities on or prior to the expiration of our current lease. We may not be able to timely find suitable replacement premises or acceptable terms, or at all, and relocating our U.S. corporate headquarters could require us to incur significant expenses and may cause disruptions to our operations. The potential delays and significant costs resulting from such steps could have a material adverse effect on our business, financial condition and results of operations.
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
If we or our contract manufacturers suffer loss, significant damage or disruption to our factories, facilities or distribution system due to catastrophe or other events outside our control, our operations could be seriously harmed.
Our factories, facilities and distribution system, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood, earthquake or other natural or man-made disasters and other events outside of our control such as widespread outbreaks of illnesses such as flu and acute respiratory syndromes. The majority of our facilities, and those of our contract manufacturers and of the foundries we use are located in the Pacific Rim region, a region with above average seismic and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, primarily China, India, Malaysia, Singapore, South Korea, Fort Collins, Colorado, San Jose, California, and Breinigsville and Allentown, Pennsylvania, with the expertise of the personnel at each such location tending to be focused on one or two specific areas. Any catastrophic natural disaster in those regions, catastrophic loss or significant damage to, or disruption of, any of our facilities or those of our contract manufacturers and foundries in those regions would likely disrupt our operations, delay production, shipments and revenue, and could materially and adversely affect our business. Such events could also result in significant expenses to repair or replace our affected facilities, and in some instances could significantly curtail our research and development efforts in a particular product area or target market.
We generally do not have any long-term supply contracts with our contract manufacturers or materials suppliers and may not be able to obtain the products or raw materials required for our business, which could have a material adverse effect on our business.
We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers, some of which are our single source suppliers for these materials. We purchase a significant portion of our semiconductor materials and finished goods from a few suppliers and contract manufacturers. For the first two quarters of fiscal year 2014, we purchased 51% of the materials for our manufacturing processes from six suppliers. For fiscal year 2013, we purchased 55% of the materials for our manufacturing processes from six suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers' requirements or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
Severe supply chain disruptions, such as those caused by large scale natural disasters and illnesses, can adversely affect our, and our customers', ability to source materials and components needed to manufacture products. In such event, even if we are able to promptly resume production of our affected products, if our customers cannot timely resume their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations.
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
Our gross margin is highly dependent on product mix, with proprietary products and products sold into our industrial & other target market typically providing higher gross margin than other products. A shift in sales mix away from our higher margin products could adversely affect our future gross margin percentages. In addition, OEMs are becoming increasingly price conscious when they design semiconductors from third party suppliers into their products. This sensitivity, combined with large OEMs' purchasing power, can lead to intense price competition among competing suppliers, which may require us to decrease our prices in order to win a design with an OEM customer. This can, in turn, adversely affect our gross margin. Our margin may also be affected by fluctuations in commodity prices, either directly in the price of the raw materials we buy, or as a result of prices increases passed on to us by our suppliers. We do not hedge our exposure to commodity prices, some of which (including gold, fuel and flash memory prices) are very volatile, and sudden or prolonged increases in commodities prices may adversely affect our gross margin.
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

•	cease the manufacture, use or sale of the infringing products, processes or technology and/or make changes to our processes or products;

•	pay substantial damages for past, present and future use of the infringing technology;

•	expend significant resources to develop non-infringing technology;

•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•	enter into cross-licenses with our competitors, which could weaken our overall intellectual property portfolio and our ability to compete in particular product categories;

•	indemnify customers or distributors;

•	pay substantial damages to our customers or end users to discontinue use or replace infringing technology with non-infringing technology; or

•	relinquish intellectual property rights associated with one or more of our patent claims, if such claims are held invalid or otherwise unenforceable.
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
From time to time, we may be subject to warranty or product liability claims that have lead, and may in the future lead, to significant expenses. Although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, our reserves may be inadequate to cover the uninsured portion of such claims. Conversely, in some cases, amounts we reserve may ultimately exceed our actual liability for particular claims and may need to be reversed.
Product liability insurance is subject to significant deductibles and there is no guarantee that such insurance will be available or adequate to protect against all such claims, or we may elect to self-insure with respect to certain matters. We may incur costs and expenses in the event of any recall of a customer's product containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Our customer contracts typically contain warranty and indemnification provisions, and in certain cases may also contain liquidated damages provisions, relating to product quality issues. The potential liabilities associated with such provisions are significant, and in some cases, including in agreements with some of our largest customers, are potentially unlimited. Any such liabilities may greatly exceed any revenues we receive from the relevant products. Costs, payments or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially and adversely affect our financial condition and results of operations.
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
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor either in arrears or in advance based on estimates. We record reserves for distributor rights related to these limited stock returns and price adjustments. We recognize revenues for sales to distributors upon delivery to the distributors, net of estimated provisions for these stock return and price adjustment programs. We have extended these programs to certain distributors in the United States, Asia and Europe and may extend them on a selective basis to some of our other distributors in these geographies. The reserves recorded for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates. These programs may require us to deploy a substantial amount of cash to fund them. As at May 4, 2014, we had an aggregate of approximately $34 million on deposit with various distributors to fund these programs. As at November 3, 2013, we had an aggregate of approximately $32 million on deposit with various distributors to fund these programs. The timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 30% and 28% of our net revenue for the two fiscal quarters ended May 4, 2014 and fiscal year 2013, respectively.
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

We make substantial investments in research and development to improve existing and develop new technologies to keep pace with technological advances and to remain competitive in our business, and unsuccessful investments could materially adversely affect our business, financial condition and results of operations.
The semiconductor industry is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, short product cycles and evolving industry standards, and requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. In addition, semiconductor products transition over time to increasingly smaller line width geometries. This requires us to adapt our products and manufacturing processes to these new technologies, which requires expertise in new procedures. Our failure to successfully transition to smaller geometry process technologies could impair our competitive position. In order to remain competitive, we have made significant investments in research and development, and anticipate that we will need to maintain or increase our levels of research and development expenditures. We expect research and development expenses to increase in absolute dollars for the foreseeable future, due to the increasing complexity and number of products we plan to develop. If we fail to develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, or if new technologies that we do not support and that compete with technologies we do support become widely accepted, demand for our current and planned products may be reduced. Significant investments in unsuccessful research and development efforts could materially adversely affect our business, financial condition and results of operations. In addition, increased investments in research and development could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
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
We sell our products throughout the world. In addition, as at May 4, 2014, approximately 48% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
A majority of our products are produced and sourced in Asia, including in China, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand. As a result of the acquisition of LSI, we also have personnel in, and conduct business from, India, an area in which we have not previously operated. Any conflict or uncertainty in these countries, including due to political or civil unrest, public health or safety concerns or natural disasters, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations.
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
We have accepted research and development grants, the receipt and amount of which are subject to our compliance with specified terms and conditions, both individually and in the aggregate. During the two fiscal quarters ended May 4, 2014, we recorded an aggregate of $2 million in credits to research and development expense and $1 million as a deferred credit for capital expenditures pursuant to these grants. During fiscal year 2013, we recorded an aggregate of $11 million in credits to research and development expense and $2 million as a deferred credit for capital expenditures pursuant to these grants. If we cannot or elect not to satisfy the terms and conditions of any of these grants, expenses incurred in respect of the relevant research and development projects will not be approved for reimbursement, we may be required to return amounts previously paid to us under the grants and further grants may not be available to us in the future. In the event we are unable to comply with the terms of any such grant, we may seek to amend the terms. However, any amendment, extension or renewal of such grants is in the discretion of the granting authority and we may not be able to effect any such change.
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

Regulations related to “conflict minerals” may make our supply chain more complex and may adversely affect our relationships with customers.
Companies, such as us, which use certain minerals and metals, known as conflict minerals, in their products are required, under rules adopted by the SEC, to disclose whether or not such minerals originate from the Democratic Republic of Congo and its adjoining countries. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. Since our supply chain is complex, we are not currently able to definitively ascertain the origins of all of these minerals and metals used in our products. As a result, we may face difficulties in satisfying customers who may require that the products they purchase from us are as conflict mineral free, which may harm our sales and operating results.
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
We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. Even though, as at November 3, 2013, we concluded that our internal control over financial reporting was effective, we need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as we grow our business or acquire other businesses, including LSI, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.
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
As a result of the LSI acquisition, we acquired defined benefit pension plans under which we are obligated to make future contributions to fund benefits to participants. Most benefit accruals under the plans were frozen in 2009. The projected benefit obligations under these pension plans exceeded the value of the assets of those plans by approximately $335.1 million as at December 31, 2013. Our minimum required funding contributions to these plans in 2014 is at least $75.9 million. We expect to have additional funding requirements with respect to the plans in future years. We may also choose to make additional, voluntary contributions to the plans. In connection with the LSI acquisition we also entered into an agreement with the Pension Benefit Guaranty Corporation, or PBGC, pursuant to which we have agreed to make contributions of between $11 million and $31 million to these plans in excess of the minimum required contributions in each of our fiscal years 2015, 2016 and 2017, if we do not meet specified financial ratios. Depending on our cash position at the time, any such contributions to our pension plans could impact our operating flexibility and financial position, including adversely affecting our results of operations for the quarter in which they are made.
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
Risks Relating to our Indebtedness
Our substantial indebtedness could adversely affect our financial health and our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate indebtedness and prevent us from fulfilling our obligations under our indebtedness.
In order to fund our acquisition of LSI Corporation, we incurred a substantial amount of indebtedness consisting of a $4.6 billion floating rate, senior collateralized term loans from a syndicate of banks and the issuance of $1 billion of our 2.0% Convertible Senior Notes due 2021, or the Notes. The 2014 Credit Agreement relating to the term loan also provides for a senior secured revolving credit facility that permits us to borrow up to $500 million, from time to time, for general corporate purposes. The Borrowers’ obligations under the 2014 Credit Agreement are guaranteed by a number of our subsidiaries and are secured, subject to certain exceptions, by all the assets of the Borrowers, AT Finance and each subsidiary guarantor. Subject to restrictions in the 2014 Credit Agreement, we may incur additional indebtedness.
Our substantial indebtedness could have important consequences including:

•	making it more difficult for us to satisfy our obligations with respect to our Notes, including our repurchase obligations;

•	increasing our vulnerability to adverse general economic and industry conditions;

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy, acquisitions and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in the economy and the semiconductor industry;

•	placing us at a competitive disadvantage compared to our competitors with less indebtedness;

•	exposing us to interest rate risk to the extent of our variable rate indebtedness; and

•	making it more difficult to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures and other purposes.

The substantial majority of our term loan debt will become due and payable at the end of its seven year term. In addition, if we were to experience a change of control, this would trigger an event of default under the credit agreement, which would permit the lenders to immediately declare the loans due and payable in whole or in part. In either such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
Our 2014 Credit Agreement imposes significant restrictions on our business.
The 2014 Credit Agreement contains a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions placed on us include limitations on the ability of our subsidiaries to:

•	incur additional indebtedness and issue preferred or redeemable shares;

•	incur or create liens;

•	consolidate, merge or transfer all or substantially all of their assets;

•	make investments, acquisitions, loans or advances or guarantee indebtedness;

•	transfer or sell certain assets;

•	engage in sale and lease back transactions;

•	pay dividends or make other distributions on, redeem or repurchase shares or make other restricted payments;

•	engage in transactions with affiliates; and

•	prepay certain other indebtedness.
In addition, if on the last day of any test period, our new senior collateralized revolving credit facility is drawn by more than 30% (other than with respect to undrawn letters of credit in an amount of up to $25 million), the 2014 Credit Agreement requires us to meet a first lien leverage ratio test. Our ability to meet this financial covenant may be affected by events beyond our control, and we do not know whether we will be able to maintain this ratio.
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
The breach of any of these covenants or restrictions could result in a default under the Indenture governing our Notes or our 2014 Credit Agreement. In addition, the 2014 Credit Agreement and the Indenture contain cross-default provisions which could thereby result in an acceleration of amounts outstanding under all those debt instruments if certain events of default occur under any of them. If we are unable to repay these amounts, lenders having secured obligations, including the lenders under our senior credit agreement, could proceed against the collateral securing that debt. Any of the foregoing would have a material adverse effect on our business, financial condition and results of operations.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on, to refinance our debt, and to make payments upon conversion of the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the senior credit agreement, the Notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our outstanding indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes or future indebtedness.
Holders may convert their Notes at their option at any time prior to the scheduled maturity of Notes. Upon conversion of the Notes, we may elect to deliver ordinary shares, cash or a combination of cash and shares in respect of the principal amounts thereof. Any conversion of the Notes prior to their maturity, or acceleration of the repayment of the Notes or future indebtedness after any applicable notice or grace periods could have a material adverse effect on our business, financial condition, results of operations and financial condition. Even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal amount of the Notes as a current rather than long-term liability, which would result in a material adverse impact on our reported financial results. In addition, holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. In addition, upon the occurrence of a make-whole fundamental change, we may be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. If we are required to make repurchases of Notes surrendered therefor or elect to pay cash in respect of Notes being converted, it may have a material adverse effect on our cashflows and on our results of operations, particularly for the period in which any such payment is made. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
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
Under Singapore law, we may only allot and issue new ordinary shares with the prior approval of our shareholders in a general meeting. At our 2014 AGM, our shareholders provided our directors with the general authority to allot and issue any number of new ordinary shares until the earlier of (i) the conclusion of our 2015 AGM, (ii) the expiration of the period within which the next annual general meeting is required to be held (i.e. within 15 months from the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders acting at a duly noticed and convened meeting. Subject to the general authority to allot and issue new ordinary shares provided by our shareholders, the provisions of the Singapore Companies Act and our memorandum and articles of association, our board of directors may allot and issue new ordinary shares on terms and conditions as they may think fit to impose. Any additional issuances of new ordinary shares by our directors may adversely impact the market price of our ordinary shares.
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
Conversion of the Notes may dilute the ownership interest of existing shareholders, including holders who had previously converted their Notes, or may otherwise depress the price of our ordinary shares.
Under the terms of the Note, we may elect to settle any conversions of the Notes in ordinary shares, cash or a combination or cash and shares. While we currently intend to settle any such conversions in cash, we may be unable, or elect not, to. In such event, the conversion of some or all of the Notes into our ordinary shares will dilute the ownership interests of our existing shareholders to the extent we deliver shares upon conversion of any of the Notes. Based on the current effective conversion price, if all the Notes were converted into ordinary shares, this would result in the issuance of approximately 21 million additional shares. The Notes are convertible at any time and any sales in the public market of the ordinary shares issuable upon such conversion could adversely affect prevailing market prices of our ordinary shares. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the Notes into our ordinary shares could depress the price of our ordinary shares.
The fundamental change and make-whole fundamental change provisions of the Notes, and the change of control provisions of our 2014 Credit Agreement may delay or prevent an otherwise beneficial attempt to take over our company.
The fundamental change purchase rights, which allow holders of our Notes to require us to purchase all or a portion of their Notes upon the occurrence of a fundamental change, and the provisions requiring an increase to the conversion rate for conversions in certain other circumstances, as well as the change of control provisions of the 2014 Credit Agreement, may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to our shareholders or investors in the Notes.
A substantial amount of our shares are held by a small number of institutional investors and significant sales of our ordinary shares in the public market by one or more of these holders could cause our share price to fall.
As of March 31, 2014, we believe that our five largest shareholders are institutional investors and that they hold over 35% of our outstanding ordinary shares in the aggregate. These institutional investors may sell their shares for a variety of reasons, including dissatisfaction with our short- or long-term results. These holders may sell their shares at any time and such sales could depress the market price of our ordinary shares, given the large amounts of our shares held by these investors. Such sales could also impair our ability to raise capital through the sale of additional equity securities.
There can be no assurance that we will continue to declare cash dividends or repurchase shares.
Our Board adopted a dividend policy pursuant to which the Company will pay quarterly dividends on our ordinary shares The declaration and payment of any future dividend is subject to the approval of our Board and our dividend policy could change at any time. Our 2013 share repurchase program expired on April 8, 2014. While our shareholders approved a share purchase mandate at our 2014 annual general meeting of shareholders on April 9, 2013, our Board has not, as of the date of this Quarterly Report on Form 10-Q, approved a new share repurchase program pursuant to that mandate. Any such share repurchase program, if adopted, will not obligate us to repurchase any specific number of shares at any time, or at all. There can be no assurance that we will declare cash dividends or repurchase shares in the future in any particular amounts, or at all. Furthermore, we may declare dividends as interim dividends, which are wholly provisional under Singapore law and may be revoked by our Board at any time prior to the payment thereof. The payment of cash dividends is restricted by applicable law and our corporate structure. Pursuant to Singapore law and our articles of association, no dividends may be paid except out of our profits. Also, because we are a holding company, our ability to pay cash dividends on our ordinary shares and to repurchase our shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of our 2014 Credit Agreement.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the fiscal quarter and the two fiscal quarters ended May 4, 2014.
Issuer Repurchase of Equity Securities
There were no share repurchases during the fiscal quarter ended May 4, 2014. The 2013 share repurchase program expired on April 8, 2014.
At the Company's 2014 annual general meeting of shareholders on April 9, 2014, its shareholders approved the Company's 2014 share purchase mandate pursuant to which the Company is authorized, upon Board approval, to repurchase up to approximately 25 million of its ordinary shares in open market transactions or pursuant to equal access schemes, up to the date on which the Company's 2015 annual general meeting of shareholders is held or required by law to be held, referred to as the 2014 share purchase mandate. As at the date of this Quarterly Report on Form 10-Q, the Board had not approved any repurchases of the Company's ordinary shares pursuant to the 2014 share purchase mandate.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Dividend
On June 4, 2014, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.29 per share, payable on June 30, 2014 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on June 19, 2014.
Compensatory Arrangements of the Chief Executive Officer
On June 6, 2014, the Board approved an $80,000 increase to the annual base salary of Hock E. Tan, our President and Chief Executive Officer, resulting in an annual base salary of $880,000. Mr. Tan’s base salary increase will be effective July 1, 2014.

Item 6. Exhibits

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger, dated December 15, 2013, by and among LSI Corporation, Avago Technologies Limited, Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and Leopold Merger Sub, Inc.	Avago Technologies Limited Current Report on Form 8-K/A (Commission File No. 001-34428).	December 16, 2013

3.1	Memorandum and Articles of Association	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	August 14, 2009
10.1+	Severance Benefit Agreement, dated January 23, 2014, between Avago Technologies Limited and Hock E. Tan	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014

10.2	Indenture, dated as of May 6, 2014, between Avago Technologies Limited and U.S. Bank National Association as Trustee, related to 2.0% Convertible Senior Notes due 2021.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 6, 2014

10.3	Registration Rights Agreement, dated as of May 6, 2014, related to 2.0% Convertible Senior Notes due 2021 among Avago Technologies Limited, SLP Argo I Ltd.and SLP Argo II Ltd.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 6, 2014

10.4
Credit Agreement, dated as of May 6, 2014, by and among Avago Technologies Finance Pte. Ltd., Avago Technologies Cayman Ltd., Avago Technologies Holdings Luxembourg S.à.r.l., the lenders named therein, and Deutsche Bank AG New York Branch, as administrative agent.

		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 6, 2014

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS†	XBRL Instance Document			X

101.SCH†	XBRL Schema Document			X

101.CAL†	XBRL Calculation Linkbase Document			X

101.DEF†	XBRL Definition Linkbase Document			X

101.LAB†	XBRL Labels Linkbase Document			X

101.PRE†	XBRL Presentation Linkbase Document			X

+	Indicates a management contract or compensatory plan or arrangement.
*
Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to the Agreement and Plan of Merger have been omitted. Avago hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

†
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at May 4, 2014 and November 3, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the fiscal quarters and two fiscal quarters ended May 4, 2014 and May 5, 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters and two fiscal quarters ended May 4, 2014 and May 5, 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the two fiscal quarters ended May 4, 2014 and May 5, 2013 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVAGO TECHNOLOGIES LIMITED
By:	/s/ Anthony E. Maslowski
Anthony E. Maslowski
Chief Financial Officer
Date: June 10, 2014