Form 10-Q
period 2014-08-03
Avago Technologies LTD
filed 2014-09-12
CIK 1441634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 31, 2014 there were 252,899,199 of our ordinary shares, no par value per share, outstanding.

AVAGO TECHNOLOGIES LIMITED
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 3, 2014

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements — Unaudited

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	August 3, 2014	November 3, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,277	$985
Trade accounts receivable, net	590	418
Inventory	482	285
Other current assets	462	130
Assets held-for-sale	1,029	—
Total current assets	3,840	1,818
Property, plant and equipment, net	1,016	661
Goodwill	1,458	391
Intangible assets, net	3,620	492
Other long-term assets	328	53
Total assets	$10,262	$3,415
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$459	$278
Employee compensation and benefits	207	98
Other current liabilities	228	47
Current portion of long-term debt	46	—
Total current liabilities	940	423
Long-term liabilities:
Long-term debt	5,472	—
Pension and post-retirement benefit obligations	481	62
Other long-term liabilities	271	44
Total liabilities	7,164	529
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, no par value; 252,693,532 shares and 249,100,178 shares issued and outstanding on August 3, 2014 and November 3, 2013, respectively	1,875	1,587
Retained earnings	1,230	1,305
Accumulated other comprehensive loss	(7)	(6)
Total shareholders’ equity	3,098	2,886
Total liabilities and shareholders’ equity	$10,262	$3,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share data)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Net revenue	$1,269	$644	$2,679	$1,782
Cost of products sold:
Cost of products sold	760	325	1,433	887
Amortization of intangible assets	105	14	141	42
Restructuring charges	11	1	16	1
Total cost of products sold	876	340	1,590	930
Gross margin	393	304	1,089	852
Research and development	240	101	461	289
Selling, general and administrative	137	57	278	162
Amortization of intangible assets	91	6	106	17
Restructuring charges	87	—	107	2
Total operating expenses	555	164	952	470
Income (loss) from operations	(162)	140	137	382
Interest expense	(55)	(1)	(56)	(2)
Other income (expense), net	(2)	5	(2)	8
Income (loss) from continuing operations before income taxes	(219)	144	79	388
Provision for (benefit from) income taxes	(99)	2	(93)	8
Income (loss) from continuing operations	(120)	142	172	380
Loss from discontinued operations, net of income taxes	(44)	—	(44)	—
Net income (loss)	$(164)	$142	$128	$380

Basic income (loss) per share:
Income (loss) per share from continuing operations	$(0.48)	$0.57	$0.69	$1.54
Loss per share from discontinued operations, net of income taxes	$(0.17)	$—	$(0.18)	$—
Net income (loss) per share	$(0.65)	$0.57	$0.51	$1.54

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$(0.48)	$0.56	$0.65	$1.51
Loss per share from discontinued operations, net of income taxes	$(0.17)	$—	$(0.17)	$—
Net income (loss) per share	$(0.65)	$0.56	$0.48	$1.51

Weighted average shares:
Basic	252	248	251	246
Diluted	252	252	265	251

Cash dividends declared and paid per share	$0.29	$0.21	$0.81	$0.57

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(in millions)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Net income (loss)	$(164)	$142	$128	$380
Other comprehensive income (loss), net of tax:
Unrealized gain on post-retirement plan and defined benefit pension plans, net of tax	—	—	—	2
Impact of post-retirement benefit plan curtailment and settlement gain	—	—	(2)	—
Impact of post-retirement benefit plan amendment	—	—	1	—
Change in net gain on available-for-sale investments	—	5	—	7
Other comprehensive income (loss)	—	5	(1)	9
Total comprehensive income (loss)	$(164)	$147	$127	$389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Three Fiscal Quarters Ended
	August 3, 2014	August 4, 2013
Cash flows from operating activities:
Net income	$128	$380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	375	129
Amortization of debt discount and debt issuance costs	7	—
Share-based compensation	109	55
Tax benefits from share-based compensation	—	6
Excess tax benefits from share-based compensation	—	(3)
Gain from post-retirement medical plan curtailment and settlement	(3)	—
Unrealized gain on trading securities	—	(5)
Other	10	4
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Trade accounts receivable, net	110	27
Inventory	199	(54)
Accounts payable	(39)	13
Employee compensation and benefits	18	14
Other current assets and current liabilities	30	(54)
Other long-term assets and long-term liabilities	(150)	(2)
Net cash provided by operating activities	794	510
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(5,644)	(409)
Purchases of property, plant and equipment	(220)	(179)
Proceeds from sale of investments	14	—
Purchases of investments	—	(10)
Net cash used in investing activities	(5,850)	(598)
Cash flows from financing activities:
Proceeds from term loan borrowings	4,600	—
Proceeds from issuance of convertible senior notes	1,000	—
Debt issuance costs	(124)	—
Payment of capital lease obligations	(1)	(1)
Issuance of ordinary shares, net of issuance costs	86	60
Repurchases of ordinary shares	(12)	(62)
Excess tax benefits from share-based compensation	—	3
Dividend payments to shareholders	(203)	(141)
Proceeds from government grants	2	8
Net cash provided by (used in) financing activities	5,348	(133)
Net increase (decrease) in cash and cash equivalents	292	(221)
Cash and cash equivalents at the beginning of period	985	1,084
Cash and cash equivalents at end of period	$1,277	$863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview, Basis of Presentation and Significant Accounting Policies
Overview
Avago Technologies Limited, or the “Company”, was organized under the laws of the Republic of Singapore in August 2005. We are a designer, developer and global supplier of a broad range of semiconductor devices with a focus on III-V based products and complex digital and mixed signal CMOS based devices. III-V semiconductor materials have higher electrical conductivity than silicon and thus tend to have better performance characteristics in radio frequency, or RF, and optoelectronic applications. III-V refers to elements from the 3rd and 5th groups in the periodic table of chemical elements, and examples of these materials are gallium arsenide, or GaAs, gallium nitride, or GaN, and indium phosphide, or InP. We offer products in four primary target markets: enterprise storage, wireless communications, wired infrastructure and industrial & other. Applications for our products in these target markets include smartphones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, factory automation and industrial equipment.
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ending November 2, 2014, or fiscal year 2014, is a 52-week fiscal year. The first quarter of our fiscal year 2014 ended on February 2, 2014, the second quarter ended on May 4, 2014 and the third quarter ended on August 3, 2014. Our fiscal year ended November 3, 2013, or fiscal year 2013, was a 53-week fiscal year, with our first fiscal quarter containing 14 weeks.
References herein to "the Company", "we", "our", "us" and "Avago" are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires.
Basis of Presentation
On May 6, 2014, we completed our acquisition of LSI Corporation, or LSI, a company that designs semiconductors that accelerate storage and networking in data centers, mobile networks and client computing, for a purchase price of $6,518 million, which includes cash paid to LSI stockholders of $6,344 million, cash paid for fully vested stock options and restricted stock units of $154 million, and $20 million for the fair value of partially vested assumed equity awards. The unaudited condensed consolidated financial statements include the results of operations of LSI, commencing on the closing date of the acquisition.
On May 29, 2014, we entered into an agreement with Seagate Technology LLC, or Seagate, providing for the disposition of LSI's Flash Components Division and Accelerated Solutions Division, together referred to as the Flash Business, to Seagate for $450 million in cash. The transaction closed on September 2, 2014. On August 13, 2014, we entered into an agreement with Intel Corporation, or Intel, to dispose of LSI’s Axxia Networking Business and related assets, or the Axxia Business, for $650 million in cash. This transaction is expected to close in our fourth fiscal quarter of 2014. The financial results of the Flash Business and the Axxia Business are presented as "Loss from discontinued operations, net of income taxes" on the unaudited condensed consolidated statements of operations for the fiscal quarter and three fiscal quarters ended August 3, 2014 and the assets of the Flash Business and the Axxia Business to be disposed of are presented as "Assets held-for-sale" on the unaudited condensed consolidated balance sheet as of August 3, 2014.
The accompanying unaudited condensed consolidated financial statements include the accounts of Avago Technologies and its wholly owned subsidiaries and have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 3, 2013 condensed consolidated balance sheet data were derived from our audited consolidated financial statements included in our 2013 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or SEC, but do not include all disclosures required by U.S. GAAP. Intercompany transactions and balances have been eliminated in consolidation.
The operating results for the fiscal quarter and three fiscal quarters ended August 3, 2014 are not necessarily indicative of the results that may be expected for fiscal year 2014, or for any other future period.
Significant Accounting Policies
Use of estimates. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Concentrations of credit risk and significant customers. Our cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents may be redeemable upon demand and are maintained with several financial institutions that management believes are of high credit quality and therefore bear minimal credit risk. We seek to mitigate our credit risks by spreading such risks across multiple counterparties and monitoring the risk profile of these counterparties. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. We mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial condition, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.
We sell our products through our direct sales force, distributors and manufacturers' representatives. Two direct customers accounted for 17% and 11%, respectively, of our net accounts receivable balance at August 3, 2014. One direct customer accounted for 26% of our net accounts receivable balance at November 3, 2013.
For the fiscal quarters ended August 3, 2014 and August 4, 2013, one direct customer represented 15% and 16% of our net revenue, respectively. For the three fiscal quarters ended August 3, 2014 and August 4, 2013, one direct customer represented 17% of our net revenue.
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
The following table summarizes the changes in accrued warranty (in millions):

Balance as of November 3, 2013 — included in other current liabilities	$2
Liabilities assumed in LSI acquisition	11
Charged to cost of products sold	1
Change in estimate - released to cost of products sold	(2)
Utilized	(1)
Balance as of August 3, 2014 — included in other current liabilities	$11
Net income (loss) per share. Basic net income (loss) per share is computed using the weighted-average number of ordinary shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of ordinary shares and potentially dilutive share equivalents outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money options (including market-based share options), restricted share units, or RSUs, employee share purchase rights under the Avago Technologies Limited Employee Share Purchase Plan, or ESPP, and the 2.0% Convertible Senior Notes due 2021 issued by Avago Technologies Limited, or the Notes. The dilutive effect of equity awards is calculated based on the average share price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising share options and to purchase shares under the ESPP, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in an ordinary shares account when equity awards become deductible for income tax purposes are collectively assumed to be used to repurchase ordinary shares. The dilutive effect of the Notes is calculated using the treasury stock method. For the purpose of calculating the dilutive effect, we assumed that the Notes will be settled in cash which allows the Company to use the treasury method. In making this assumption, we considered our existing cash balance, future cash flows from operations and our ability to borrow and repay our existing term loans. The treasury stock method assumes that the carrying value of the Notes represents proceeds, since settlement of the Notes tendered for conversion may be settled with cash, ordinary shares or a combination of both. The resulting incremental ordinary shares attributable to the assumed conversion of the Notes are a component of diluted shares.
Diluted net income per share for the fiscal quarter and three fiscal quarters ended August 3, 2014 and the fiscal quarter and three fiscal quarters ended August 4, 2013 excluded the potentially dilutive effect of weighted-average outstanding equity awards (options, RSUs and ESPP rights) to acquire 2 million, 1 million, 2 million and 2 million ordinary shares, respectively, as their effect was antidilutive.

The following is a reconciliation of the basic and diluted net income (loss) per share computations for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Net income (loss) (Numerator):
Income (loss) from continuing operations	$(120)	$142	$172	$380
Loss from discontinued operations, net of income taxes	(44)	—	(44)	—
Net income (loss)	$(164)	$142	$128	$380
Shares (Denominator):
Basic weighted-average ordinary shares outstanding	252	248	251	246
Add incremental shares for:
Dilutive effect of share options, RSUs and ESPP rights	—	4	7	5
Dilutive effect of Notes	—	—	7	—
Shares used in diluted computation	252	252	265	251

Basic income (loss) per share:
Income (loss) per share from continuing operations	$(0.48)	$0.57	$0.69	$1.54
Loss per share from discontinued operations, net of income taxes	$(0.17)	$—	$(0.18)	$—
Net income (loss) per share	$(0.65)	$0.57	$0.51	$1.54

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$(0.48)	$0.56	$0.65	$1.51
Loss per share from discontinued operations, net of income taxes	$(0.17)	$—	$(0.17)	$—
Net income (loss) per share	$(0.65)	$0.56	$0.48	$1.51
Supplemental cash flow disclosures. At August 3, 2014 and November 3, 2013, we had $57 million and $31 million, respectively, of unpaid purchases of property, plant, and equipment included in accounts payable and other current liabilities. Amounts reported as unpaid purchases will be recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statements of cash flows in the period in which they are paid.
Recently Adopted Accounting Guidance
In the first quarter of fiscal year 2014, we adopted guidance issued by the Financial Accounting Standards Board, or FASB, relating to reporting on reclassifications out of accumulated other comprehensive income (loss). This guidance seeks to improve the reporting of such reclassifications by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income (loss) in previously issued guidance. The adoption of this guidance affected the presentation of comprehensive income, but did not have any impact on our financial condition or results of operations.
Recent Accounting Guidance Not Yet Adopted
In June 2014, the FASB issued authoritative guidance that resolves the diverse accounting treatment for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. The guidance applies to entities that grant their employees share-based awards that include a performance target that could be achieved after the requisite service period. The guidance explicitly requires that a performance target of this nature be treated as a performance condition and should not be reflected in estimating the grant-date fair value of the award. This guidance will be effective for the first quarter of our fiscal year 2016. We are currently evaluating the impact that this guidance will have on our financial condition and results of operations.

In May 2014, the FASB issued authoritative guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The guidance is effective for the first quarter of our fiscal year 2018. Early adoption is not permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.
In April 2014, the FASB issued authoritative guidance that raises the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. This guidance will be effective prospectively for the first quarter of our fiscal year 2016, which will only affect any dispositions we may make after the effective date.
In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss or a tax credit carryforward exists and certain criteria are met. This guidance will be effective for the first quarter of our fiscal year 2015. The adoption of this guidance will affect the presentation of our unrecognized tax benefits but will not impact our financial condition or results of operations.
2. Balance Sheet Components
Inventory
Inventory consists of the following (in millions):

	August 3, 2014	November 3, 2013
Finished goods	$140	$53
Work-in-process	254	154
Raw materials	88	78
Total inventory	$482	$285
Other Current Assets
Other current assets consist of the following (in millions):

	August 3, 2014	November 3, 2013
Deferred income tax assets	$234	$32
Other	228	98
Total other current assets	$462	$130
3. Acquisitions and Investments
PLX Technology, Inc.
On August 12, 2014, we completed our acquisition of PLX Technology, Inc., or PLX, a provider of PCI Express, or PCIe, silicon and software connectivity solutions, in an all-cash transaction valued at approximately $310 million, or $293 million net of cash and debt acquired. Avago funded the transaction with available cash. With the acquisition of the core PLX PCIe silicon business, we intend to broaden our portfolio to better serve the enterprise storage and networking end markets.
We are currently evaluating the purchase price allocation following the consummation of the PLX acquisition. It is not practical to disclose the preliminary purchase price allocation for this transaction, given the short period of time between the acquisition date and the issuance of these unaudited condensed consolidated financial statements.
LSI Corporation
On May 6, 2014, we acquired LSI, a company that provides high-performance storage and networking semiconductors used in hard disk drives, solid state drives, communication systems, computer servers, storage systems and personal computers. With the acquisition of LSI, we intend to enhance our competitive position in the enterprise storage market. The acquisition expands Avago's product offerings and provides us with system-level expertise in the wired infrastructure market.

Total consideration consisted of the following (in millions):

Cash paid to LSI stockholders	$6,344
Cash paid for options and restricted stock units	154
Fair value of partially vested assumed equity awards	20
Total purchase price	6,518
Less: cash acquired	854
Total purchase price, net of cash acquired	$5,664
In connection with the LSI acquisition, we assumed stock options and RSUs, originally granted by LSI, and converted them into Avago share options and RSUs. The portion of the fair value of partially vested equity awards associated with prior service of LSI employees represents a component of the total consideration for the LSI acquisition, as presented above. Stock options assumed were valued using the Black Scholes option pricing model based on the exercise behavior of Avago's employees. RSUs were valued based on Avago’s stock price as of the acquisition date.
We allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition. As additional information becomes available, such as finalization of the estimated fair values of tax accounts, we may revise our preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.
Our preliminary allocation of the total purchase price, net of cash acquired, is as follows (in millions):

Estimated Fair Value
Trade accounts receivable	$282
Inventory	386
Other current assets	357
Assets held-for-sale	450
Property, plant and equipment	260
Goodwill	1,158
Intangible assets	3,865
Other long-term assets	178
Total assets acquired	6,936
Accounts payable	(207)
Employee compensation and benefits	(91)
Other current liabilities	(175)
Pension and post-retirement benefit obligations	(446)
Other long-term liabilities	(353)
Total liabilities assumed	(1,272)
Fair value of net assets acquired	$5,664
Our results of continuing operations for the fiscal quarter and three fiscal quarters ended August 3, 2014 include $525 million of net revenue and $360 million of net loss attributable to LSI after May 6, 2014. Transaction costs of $21 million incurred in connection with this acquisition are included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations for the fiscal quarter and three fiscal quarters ended August 3, 2014. Goodwill is primarily attributable to the assembled workforce of LSI, anticipated synergies and economies of scale expected from the operations of the combined company.
On May 29, 2014, we entered into an agreement with Seagate, pursuant to which we agreed to sell the Flash Business to Seagate for $450 million in cash. The Flash Business was classified as assets held-for-sale on the unaudited condensed consolidated balance sheet and carried at fair value less cost to sell as determined at the acquisition date. The expected cost to sell the Flash Business was not material. This transaction closed on September 2, 2014.
On August 13, 2014, we entered into an agreement with Intel, pursuant to which we agreed to sell the Axxia Business, for $650 million in cash. This transaction is expected to close in our fourth fiscal quarter of 2014. This transaction did not meet the criteria for assets held-for-sale under the relevant accounting guidance as of May 6, 2014 and therefore the assets of the Axxia

Business have not been included in assets held-for-sale in the LSI purchase price allocation. As of August 3, 2014, the assets of the Axxia Business were classified as assets held-for-sale on the unaudited condensed consolidated balance sheet and carried at fair value less cost to sell.
Intangible Assets
Identified intangible assets acquired consisted of the following:

	Fair Value (in millions)	Weighted-Average Lives (in years)

Developed technology	$1,961	10
Customer relationships	1,415	8
Trade names	178	8
Customer order backlog	106	1
Patents	11	8
In place lease	2	3
Total identified finite-lived intangible assets	3,673
In-process research and development	192
Total identified intangible assets	$3,865
Developed technology relates to systems-on-a-chip, read channel, pre-amplifiers, redundant array of independent disk, or RAID, Syncro, Axxia design, standard and customized networking solutions technologies. We valued the developed technology that generates cash flows from sales of existing products using the multi-period excess earnings method under the income approach. The method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on the technology cycle related to each developed technology as well as the cash flows over the forecast period.
Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of LSI. Customer relationships were valued using the with-and-without-method under the income approach. In this method, the fair value was measured by the difference between the present values of the cash flows from the sale with and without the existing customers in place over the period of time necessary to reacquire the customers. The economic useful life was determined based on the estimated customer product or program ramp-up period required to develop the similar existing customer revenue base.
Trade names relate to LSI's brands, and their fair values were determined by applying the relief-from-royalty method under the income approach. This valuation method is based on the application of a royalty rate to forecasted revenue under the respective trade name. The economic useful life was determined based on the expected life of the trade names, the history of the trade names, and the cash flows anticipated over the forecasted periods.
Customer order backlog represents business under existing contractual obligations as of the acquisition date. The fair value of backlog was determined using the multi-period excess earnings method under the income approach based on expected operating cash flows from future contractual revenue. The economic useful life was determined based on the expected life of the backlog and the cash flows over the forecast period.
Patents represent issued patents and patent applications worldwide, and existing licensing contracts. We valued the existing patents associated with new IP licensing contracts using the multi-period excess earnings method under the income approach. The method reflects the present value of the projected cash flows that are expected to be generated by the patents less charges representing the contribution of other assets to those cash flows. We valued the existing IP licensing contracts using the discounted cash flow method under the income approach. The method reflects the present value of the projected cash flows that are expected to be generated by the licensing contracts. The economic useful life was determined based on the actual contractual terms of the existing patents and licensing contracts and the cash flows over the forecasted periods.
The fair value of in-process research and development, or IPR&D, was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D less charges representing the contribution of other assets to those cash flows.
We believe the amount of purchased intangible assets recorded as developed technology, customer relationships, trade names, customer order backlog, patents, in place lease and IPR&D, represent the fair value of and approximate the amount a market participant would pay for these intangible assets as of the acquisition date.

Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if LSI had been acquired as of the beginning of fiscal year 2013. The pro forma information excludes results of operations of LSI's Flash Business and Axxia Business and related transaction costs, and includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to share-based compensation expense, and interest expense for the additional indebtedness incurred to complete the acquisition. The pro forma results for the three fiscal quarters ended August 4, 2013 also include amortization of the purchase accounting effect on inventory acquired from LSI. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the merger actually occurred at the beginning of fiscal year 2013 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below (in millions, except for per share amounts):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Pro forma net revenue	$1,269	$1,165	$3,687	$3,299
Pro forma income (loss) from continuing operations	$265	$28	$375	$(254)
Pro forma income (loss) per share from continuing operations - basic	$1.05	$0.11	$1.49	$(1.03)
Pro forma income (loss) per share from continuing operations - diluted	$0.99	$0.11	$1.39	$(1.03)
CyOptics
On June 28, 2013, we acquired CyOptics, a U.S.-based company that manufactures and sells Indium Phosphide, or InP, optical chip and component technologies for the data communications and telecommunications markets. CyOptics has front-end manufacturing operations in the U.S. and back-end manufacturing operations in Mexico. The aggregate consideration for the acquisition was approximately $377 million of which $373 million was paid in cash, net of $3 million in cash acquired. We have also recorded a $4 million liability representing additional deferred consideration to the previous shareholders of CyOptics. We expect to pay this amount in the fourth quarter of fiscal year 2014.
In addition, approximately $27 million was payable to key employees of CyOptics as part of a retention bonus plan, of which $17 million has been paid as of August 3, 2014. This amount was paid into escrow, will be paid to those employees over a three-year period subsequent to the acquisition date and is being recognized as compensation expense in operating results over the same period. For eligible CyOptics employees whose employment is involuntarily terminated by the Company, retention bonus payments are accelerated and due in full upon such termination in accordance with the provisions of the plan. During the three fiscal quarters ended August 3, 2014, we recorded compensation expense of $10 million due to the departure of certain plan participants. The amount of such compensation expense incurred during the fiscal quarter ended August 3, 2014 was immaterial.
Our allocation of the total purchase price, net of cash acquired, is as follows (in millions):

Fair Value
Trade accounts receivable	$51
Inventory	35
Other current assets	2
Property, plant and equipment	44
Goodwill	190
Intangible assets	141
Total assets acquired	463
Accounts payable	(25)
Employee compensation and benefits	(5)
Other current liabilities	(2)
Long-term deferred tax liabilities (included in other long-term liabilities)	(54)
Total liabilities assumed	(86)
Fair value of net assets acquired	$377

There were no significant contingencies assumed as part of the acquisition. As of August 3, 2014, we had a $12 million indemnification receivable in other long-term assets for tax positions related to CyOptics' value-added tax and income taxes payable existing prior to the acquisition.
Intangible Assets
Identified intangible assets acquired consisted of the following:

	Fair Value (in millions)	Estimated Useful Lives (in years)
Purchased technology - base product	$98	8
Purchased technology - packaging	3	5
Customer relationships	32	7
Other - customer backlog	4	1
Total identified finite-lived intangible assets	137
In-process research and development	4
Total identified intangible assets	$141
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
Packaging technology was valued utilizing the relief-from-royalty method, a form of the income approach. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. The royalty rate was based on an analysis of empirical, market-derived royalty rates for intangible assets.
Customer relationships represent the fair value of future projected revenue that was expected to be derived from sales of products to existing customers of CyOptics. Customer relationships were valued using the with-and-without-method, a form of the income approach. In this method, fair value is measured by the lost profits associated with the period of time necessary to reacquire the customers. The method involves a comparison of the cash flows assuming the customer relationships were in place to cash flows that would be generated if customer relationships were newly created. There are additional considerations related to the build-in time for certain product lines and the qualification periods included in the valuation model. This method also assumes that all other assets, know-how and technology were easily available in both scenarios.
The fair value of IPR&D was determined using the multi-period excess earnings method, a form of the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return.
We believe the amount recorded as developed technology, IPR&D and customer relationships, represent the fair value of and approximate the amount a market participant would pay for these intangible assets as of the acquisition date.
Unaudited Pro Forma Information
The following table presents certain unaudited pro forma financial information for each of the fiscal years ended November 3, 2013 and October 28, 2012 as if CyOptics had been acquired as of the beginning of the fiscal year 2012. The unaudited estimated pro forma information combines the historical results of CyOptics with our consolidated historical results and includes fair value adjustments reflecting the estimated impact of amortization of intangible assets acquired and depreciation of acquired property, plant and equipment for the respective periods. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of our fiscal year 2012 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below (in millions, except for per share amounts):

	Fiscal Year Ended
	November 3, 2013	October 28, 2012
Pro forma net revenue	$2,663	$2,578
Pro forma net income	$547	$551
Pro forma net income per share-basic	$2.21	$2.25
Pro forma net income per share-diluted	$2.17	$2.20
Investments
In fiscal year 2013, we made a minority equity investment of $9 million in the common stock of a U.S. publicly-traded company, which we accounted for as a trading security. In the fiscal quarter ended May 4, 2014, we disposed our investment in this company. There was no significant impact on our unaudited condensed consolidated financial statements from the disposal of this investment.
As a result of the acquisition of LSI on May 6, 2014, we acquired a 51% equity interest in a joint venture, Silicon Manufacturing Partners Pte Ltd., or SMP, owned by us and GLOBALFOUNDRIES, a manufacturing foundry for integrated circuits. SMP operates an integrated circuit manufacturing facility in Singapore. We account for our ownership position in SMP under the equity method of accounting. As of August 3, 2014, the carrying amount of our equity interest was $22 million. The equity interest is reported in other long-term assets on the unaudited condensed consolidated balance sheet.
4. Goodwill and Intangible Assets
Goodwill
Goodwill activity for the first three quarters of fiscal year 2014 was as follows (in millions):

Balance as of November 3, 2013	$391
LSI acquisition	1,158
Reclassification of goodwill related to Axxia assets held-for-sale	(91)
Balance as of August 3, 2014	$1,458
Intangible Assets
Intangible assets consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of August 3, 2014:
Purchased technology	$2,557	$(603)	$1,954
Customer and distributor relationships	1,558	(245)	1,313
Other (1)	278	(51)	227
Intangible assets subject to amortization	4,393	(899)	3,494
In-process research and development	126	—	126
Total	$4,519	$(899)	$3,620
(1) Represents the carrying value of trademarks, patents, customer order backlog and net in place lease.

As of November 3, 2013:
Purchased technology	$843	$(462)	$381
Customer and distributor relationships	289	(186)	103
Other	8	(4)	4
Intangible assets subject to amortization	1,140	(652)	488
In-process research and development	4	—	4
Total	$1,144	$(652)	$492

Amortization expense of purchased intangible assets is as follows (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Cost of products sold	$105	$14	$141	$42
Operating expenses	91	6	106	17
Total amortization of intangible assets	$196	$20	$247	$59
During the third quarter of fiscal year 2014, we recorded $3,253 million of intangible assets subject to amortization with a weighted-average amortization period of 9 years, in connection with the LSI acquisition.
Expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2014 (remainder)	$197
2015	660
2016	598
2017	533
2018	413
2019	352
Thereafter	741
$3,494
The weighted-average remaining amortization period for each intangible asset category at August 3, 2014 is as follows (in years):

Amortizable intangible assets:
Purchased technology	9
Customer and distributor relationships	8
Other	6
5. Pension, Retirement Plans and Post-Retirement Benefits
Plans Assumed in LSI Acquisition
As a result of completing the LSI acquisition on May 6, 2014, we assumed defined benefit pension plans covering certain U.S. and international employees under which we are obligated to make future contributions to fund benefits to participants. The U.S. defined benefit pension plans include a management plan and a represented plan. Benefits under the management plan are provided under either an adjusted career-average-pay program or a cash-balance program. Benefits under the represented plan are based on a dollar-per-month formula. Benefit accruals under the management plan were frozen in 2009. Participants in the adjusted career-average-pay program no longer earn service accruals. Participants in the cash-balance program no longer earn service accruals, but continue to earn 4% interest per year on their cash-balance accounts. There are no active participants under the represented plan.
We also maintain a non-qualified supplemental pension plan in the U.S. that principally provides benefits based on compensation in excess of amounts that can be considered under the management plan.
In addition, we provide post-retirement life insurance coverage under a group life insurance plan for certain U.S. employees. and maintain pension plans covering certain international employees.
U.S. Post-retirement Medical Benefit Plan
Effective January 1, 2014 we amended our U.S. post-retirement medical benefit plan. This plan was transferred to us from Agilent Technologies, Inc., or Agilent, as part of the Semiconductor Products Group, or SPG, acquisition on December 1, 2005. The amendment affected active, eligible employees and had no impact on existing retirees. As a result of the amendment, employees who were previously eligible for the medical benefit spending account of $40,000 upon retirement received a cash settlement based on age and years of service and have ceased to be eligible for post-retirement medical benefits under the program. During the first three quarters of fiscal year 2014, we paid an aggregate of $6 million in cash into these employees' 401(k) accounts. For employees who were previously eligible for the medical benefit spending account of $55,000 upon retirement, we extended the maximum age to use, as retirees, the spending account to pay premiums for medical coverage from

65 to 75. Employees who were previously eligible for the traditional retiree medical plan upon retirement are no longer eligible to participate in such a plan and will, instead, only be eligible for the extended $55,000 retiree medical account program described above. As a result of the above plan amendment, a curtailment gain of $1 million and a settlement gain of $2 million were recorded in the unaudited condensed consolidated financial statements for the fiscal quarter ended February 2, 2014. As of August 3, 2014, there were $14 million of remaining liabilities under the U.S. post-retirement medical benefit plan.
Non-U.S. Defined Benefit Plan
During the fiscal quarter ended May 4, 2014, a plan amendment, effective March 1, 2014 was made to the defined benefit plan of a non-U.S. subsidiary. This amendment resulted in a cash settlement of $7 million being paid into the new defined contribution plan, of which $2 million was paid from the plan assets during the fiscal quarter ended May 4, 2014. The plan amendment eliminated the plan's $5 million benefit obligation. The settlement did not result in a significant gain or loss.
The following table summarizes the components of the net periodic benefit cost (credit) (in millions):

	Fiscal Quarter Ended
	August 3, 2014		August 4, 2013
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Service cost	$—	$—	$1	$—
Interest cost	16	1	—	—
Expected return on plan assets	(18)	(1)	—	—
Total benefit cost (credit)	$(2)	$—	$1	$—

	Three Fiscal Quarters Ended
	August 3, 2014		August 4, 2013
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Service cost	$2	$—	$2	$—
Interest cost	16	1	1	1
Expected return on plan assets	(19)	(1)	—	—
Net actuarial loss and prior service cost amortization	1	—	1	—
Total benefit cost	$—	$—	$4	$1
During the fiscal quarter ended August 3, 2014, we contributed $13 million to our pension plans. We expect to contribute an additional $41 million to our pension plans during the remainder of fiscal year 2014. We do not expect to contribute to our post-retirement benefit plan in fiscal year 2014.
6. Borrowings
Senior Credit Facilities
2013 Revolving Credit Facility
Prior to May 6, 2014, we had an unsecured, revolving credit facility, or the 2013 revolving credit facility, in the amount of $575 million, which included borrowing capacity available for letters of credit. In connection with the completion of our acquisition of LSI, on May 6, 2014, we terminated the 2013 revolving credit facility and related credit agreement, referred to as the 2013 credit agreement. The remaining balance of debt issuance costs for the 2013 revolving credit facility is being amortized as a component of interest expense over the term of our new revolving credit facility, as discussed below.
Term Loans and Revolving Credit Facilities
On May 6, 2014, concurrent with the termination of the 2013 credit agreement, Avago Technologies Finance Pte. Ltd., or AT Finance, and certain other subsidiaries of the Company, referred to as the Borrowers, entered into a new credit agreement, referred to as the 2014 Credit Agreement, with a syndicate of financial institutions. The 2014 Credit Agreement provides for a term loan facility of $4.6 billion, all of which was drawn and used to fund our acquisition of LSI, and a revolving credit facility, referred to as the 2014 revolving credit facility, which permits certain of our subsidiaries to borrow loans from time to time in an aggregate principal amount of up to $500 million for general corporate purposes, swingline loans of up to $75 million and for the issuance of letters of credit of up to $100 million, which, in the case of swingline loans and letters of credit reduce the available borrowing capacity under the revolving credit facility on a dollar for dollar basis. The Borrowers’ obligations under the 2014 Credit Agreement are guaranteed by AT Finance and certain of its subsidiaries. The term loan has a term of 7 years and the revolving credit facility has a term of 5 years.
Loans under the 2014 Credit Agreement will bear interest at a rate per annum equal to, at our option:
(i)  the greatest of (a) the rate of interest per annum publicly announced from time-to-time by Deutsche Bank AG New York Branch as its prime rate in effect at its principal office in New York City, (b) the Federal Funds Effective Rate (as defined in the 2014 Credit Agreement) in effect on the relevant day plus 1/2 of 1% per annum, (c) the Adjusted LIBO Rate (as defined in the 2014 Credit Agreement) on the relevant day for a deposit in dollars with a maturity of one month plus 1% per annum and (d), with respect to term loans, 1.75%; or
(ii)  the interest rate per annum equal to the greater of (a) (x) the LIBO Rate for the Interest Period (as defined in the 2014 Credit Agreement) multiplied by (y) the Statutory Reserve Rate (as defined in the 2014 Credit Agreement) and (b) with respect to term loans, 0.75% per annum.
The 2014 Credit Agreement includes (i) financial covenants requiring AT Finance to, at any time the revolving credit facility is drawn by more than 30%, maintain a maximum first lien leverage ratio; (ii) customary restrictive covenants (subject, in each case, to certain exceptions and amounts) that limit AT Finance and its subsidiaries’ ability to, among other things, incur indebtedness, create liens, merge or consolidate with and into other persons, make acquisitions and sell assets; (iii) customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments; and (iv) customary representations and warranties. In addition, AT Finance has the ability, at any time, to increase the aggregate term loans and revolving credit commitments under the 2014 Credit Agreement from $5.1 billion to $6.7 billion, subject to the condition that no default or event of default shall have occurred and be continuing and other terms and conditions set forth in the 2014 Credit Agreement, and the receipt of sufficient commitments for such increase from the lenders. The Borrowers have agreed to pay the lenders a commitment fee at a rate per annum that varies based on total leverage ratio. The Borrowers and certain other subsidiaries also entered into collateral and related agreements ancillary to the 2014 Credit Agreement.
The effective interest rate at August 3, 2014 for the term loans was 4.15%. As of August 3, 2014, $4.6 billion in term loans were outstanding. We had no borrowings outstanding under the revolving credit facility. At August 3, 2014, we were in compliance with the covenants described in the 2014 Credit Agreement.
Unamortized debt issuance costs associated with our term loans and revolving credit facilities were $119 million at August 3, 2014 and are included in other current assets and other long-term assets on the unaudited condensed consolidated balance sheets.
For the fiscal quarter and three fiscal quarters ended August 3, 2014, amortization of debt issuance costs related to the term loan and revolving credit facilities was $3 million and $1 million, respectively, and is reported as a component of interest expense in the unaudited condensed consolidated statements of operations.
Convertible Senior Notes
On May 6, 2014, we completed our private placement of $1 billion in aggregate principal amount of 2.0% Convertible Senior Notes due 2021, or the Notes, to investment funds affiliated with Silver Lake Partners, or SLP. All of the $1 billion in cash proceeds were used to fund the LSI acquisition. The Notes are the Company’s unsecured senior obligations. The Notes will mature on August 15, 2021, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes will pay interest semi-annually at a rate of 2.0% per year, payable in arrears on May 1 and November 1 of each year, beginning on November 1, 2014, and on the maturity date. Subject to any limitations set forth in the Indenture dated as of May 6, 2014 between the Company and U.S. Bank National Association relating to the Notes, or the Indenture, the Notes will be convertible at any time until the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, the Notes may be settled in the Company's ordinary shares, cash or a combination of cash and ordinary shares, at the Company’s option. The Notes were convertible at an initial conversion rate of 20.8160 ordinary shares per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $48.04 per ordinary share, and is subject to adjustment under the terms of the Notes (including adjustments for quarterly cash dividends paid on the Company's ordinary shares to the extent they exceed $0.27 per share). Holders of the Notes will have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. Prior to May 6, 2019, the Company may not redeem the Notes. Beginning May 6, 2019, the Company may, at its option, redeem the Notes, in whole or in part if the closing sale price (as defined in the Indenture) of the ordinary shares for 20 or more trading days (as defined in the Indenture) in the period of 30 consecutive trading days ending on the trading day immediately prior to the date on which the Company provides notice of such redemption exceeds 150% of the applicable conversion price in effect on each such trading day, at a redemption price equal to 100% of the principal amount of notes being redeemed, together with accrued and unpaid interest to, but not including, the redemption date (as defined in the Indenture).
As a result of a quarterly dividend paid in excess of $0.27 per share on our ordinary shares after the date of issuance of the Notes, as of August 3, 2014, the conversion rate was adjusted as required above to 20.8218 ordinary shares per $1,000 principal amount of the Notes, which is equivalent to a conversion price of approximately $48.03 per ordinary share.
In accordance with the authoritative accounting guidance, we classified $85 million, representing a portion of the proceeds from the Notes, as ordinary shares within shareholders' equity. The $915 million carrying value of the long-term debt as of May 6, 2014 was calculated as the present value of its contractual payment obligations using a discount rate of 3.32%. The difference between the principal amount of the Notes and the carrying value of the long-term debt, represents a debt discount on the issuance date. The debt discount is amortized as interest expense using the effective interest method through the contractual maturity date. During the fiscal quarter ended August 3, 2014, the interest expense related to the Notes' coupon interest rate of 2.0% and the amortization of the debt discount was $5 million and $3 million, respectively.
The carrying value of the components of the Notes as of August 3, 2014 is as follows (in millions):

August 3, 2014
Principal balance	$1,000
Less: unamortized debt discount (1)	82
Net carrying amount	$918

(1) The unamortized debt discount will be amortized over a remaining period of 7 years.

At August 3, 2014, the outstanding principal amount of the Notes was $1 billion. The estimated fair value of the Notes as of August 3, 2014 was $899 million, which was determined based on inputs that are observable in the market under Level 2 of the fair value hierarchy. At August 3, 2014, we were in compliance with the covenants relating to the Notes.
At August 3, 2014, future principal payments for our outstanding $4.6 billion term loan and the Notes, including the current portion, are summarized as follows (in millions):

August 3, 2014
Fiscal Year
2014 (remainder)	$12
2015	46
2016	46
2017	46
2018	46
Thereafter	5,404
Total	$5,600
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
The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:
Level 1—Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include but are not limited to cash equivalents, bank acceptances, trading securities investments and investment funds (i.e., deferred compensation plan assets). We measure trading securities investments and investment funds at quoted market prices as they are traded in an active market with sufficient volume and frequency of transactions.
Level 2—Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. We consider our Notes as a Level 2 liability in the fair value hierarchy, as the estimated fair value is measured based on the market prices observable for similar instruments.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below set forth our financial assets and liabilities by level that were accounted for at fair value as of August 3, 2014 and November 3, 2013. The tables do not include cash on hand and also do not include assets that are measured at historical cost or any basis other than fair value (in millions).

	As of August 3, 2014
	Portion of Carrying Value Measured at Fair Value	Fair Value Measurement Using Quoted Prices In Active Market For Identical Assets (Level 1)	Fair Value Measurement Using Significant Other Inputs (Level 2)	Fair Value Measurement Using Unobservable Inputs (Level 3)
Assets (1):
Deferred compensation plan assets	$23	$23	$—	$—
Bank acceptances	1	1	—	—
Total assets measured at fair value	$24	$24	$—	$—
Liabilities (2):
Deferred compensation plan liabilities	$22	$—	$22	$—

(1)	Included in other current assets and other long-term assets on our unaudited condensed consolidated balance sheets.

(2)	Included in other current and long-term liabilities on our unaudited condensed consolidated balance sheets.

	As of November 3, 2013
	Portion of Carrying Value Measured at Fair Value	Fair Value Measurement Using Quoted Prices In Active Market For Identical Assets (Level 1)	Fair Value Measurement Using Significant Other Inputs (Level 2)	Fair Value Measurement Using Unobservable Inputs (Level 3)
Assets (1):
Trading securities	$14	$14	$—	$—
Deferred compensation plan assets	9	9	—	—
Bank acceptances	1	1	—	—
Total assets measured at fair value	$24	$24	$—	$—
Liabilities (2):
Deferred compensation plan liabilities	$9	$—	$9	$—
_________________________________

(1)	Included in other current assets on our unaudited condensed consolidated balance sheets.

(2)	Included in other current liabilities on unaudited our condensed consolidated balance sheets.
Our non-marketable equity securities are recorded at fair value only if an impairment charge is recognized. During the fiscal quarter ended August 3, 2014, certain non-marketable equity investments have been measured and recorded at fair value due to events or circumstances that significantly impacted the fair value of those investments, resulting in other-than-temporary impairment charges of $8 million. These charges were included in other income (expense), net, in the condensed consolidated statements of operations. As of August 3, 2014, the aggregate carrying value of our non-marketable equity securities was $40 million and was included in other long-term assets on the unaudited condensed consolidated balance sheet.

8. Shareholders’ Equity
Share Repurchase Program
Under our 2013 share repurchase program, the Company repurchased 0.3 million shares for an aggregate purchase price of $12 million in cash at a weighted-average purchase price per share of $43.50 during the three fiscal quarters ended August 3, 2014. The 2013 share repurchase program expired on April 8, 2014. At the Company's 2014 annual general meeting of shareholders on April 9, 2014, shareholders approved the Company's 2014 share purchase mandate pursuant to which the Company is authorized, upon the approval of the Company's board of directors, or the Board, to repurchase up to approximately 25 million of its ordinary shares in open market transactions or pursuant to equal access schemes, up to the date on which the Company's 2015 annual general meeting of shareholders is held or required by law to be held. As of the date of this Quarterly Report on Form 10-Q, the Board had not approved any repurchases of the Company's ordinary shares pursuant to the 2014 share purchase mandate. No shares were repurchased during the fiscal quarter ended August 3, 2014.
Dividends
We paid cash dividends of $0.29 and $0.21 per ordinary share, or $73 million and $52 million in total, during the fiscal quarters ended August 3, 2014 and August 4, 2013, respectively. We paid aggregate cash dividends of $0.81 and $0.57 per ordinary share, or $203 million and $141 million in total, during the three fiscal quarters ended August 3, 2014 and August 4, 2013, respectively.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense reported in continuing operations related to share-based awards granted to employees, directors, and non-employees for the fiscal quarter and three fiscal quarters ended August 3, 2014 and August 4, 2013 (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Cost of products sold	$6	$3	$12	$7
Research and development	20	8	38	22
Selling, general and administrative	24	9	54	26
Total share-based compensation expense	$50	$20	$104	$55
The fair values of our time-based options and ESPP rights were estimated using the Black-Scholes option pricing model. Certain share options granted in the fiscal quarter and three fiscal quarters ended August 3, 2014 and August 4, 2013 included both service and market (share price) conditions. The fair value of those market-based options was estimated using Monte Carlo simulation techniques.
In connection with the LSI acquisition, we assumed stock options and RSUs originally granted by LSI. Share-based compensation expense in the third quarter of 2014 included $11 million related to assumed LSI stock options and RSUs.
The weighted-average assumptions utilized for our time-based options, ESPP rights and share price performance options, also referred to as market-based options, granted during the fiscal quarter and three fiscal quarters ended August 3, 2014 and August 4, 2013, are shown in the table below. The lower end of the ranges presented for these assumptions in the Time-Based Options table below represent the risk-free interest rate and expected term of time-based stock options assumed in the LSI acquisition. There was no significant difference in the assumed dividend yield or volatility for these options.

	Time-Based Options
	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Risk-free interest rate	0.5% - 1.4%	1.4%	0.5% - 1.3%	1.0%
Dividend yield	1.6%	2.2%	1.7%	2.0%
Volatility	35.0%	47.0%	35.0%	48.0%
Expected term (in years)	1.9 - 4.3	5	1.9 - 4.3	5

	ESPP Rights
	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Dividend yield	1.7%	2.1%	1.9%	2.0%
Volatility	31.0%	46.0%	33.0%	46.0%
Expected term (in years)	0.5	0.5	0.5	0.5

	Market-Based Options
	Fiscal Quarter Ended	Three Fiscal Quarters Ended
	August 3, 2014	August 3, 2014	August 4, 2013
Risk-free interest rate	2.2%	2.3%	1.4%
Dividend yield	1.6%	1.8%	1.9%
Volatility	45.0%	45.0%	50.0%
Expected term (in years)	7	7	7
The dividend yields for the fiscal quarters and the three fiscal quarters ended August 3, 2014 and August 4, 2013 are based on the dividend yield as of the respective award grant dates. For the three fiscal quarters ended August 3, 2014, expected volatility for time-based and market-based options is based on our own historical share price volatility or combining historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from our own traded ordinary shares with a term of 180 days measured at a specific date. Prior to fiscal year 2014, expected volatility was based on the combination of historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from traded options in guideline publicly-traded companies and our own shares with a term of 720 days or greater measured over the last three months.
The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant.
For the fiscal quarter and three fiscal quarters ended August 3, 2014, the expected term for time-based options was based on a weighted-average combining the average life of options that have already been exercised or cancelled with the expected life of all unexercised options. The expected life for unexercised options is calculated assuming that the options will be exercised at the midpoint of the vesting date (if unvested) or the valuation date (if vested) and the full contractual term. Our computations of expected term for time-based options prior to fiscal year 2014 were based on data, such as the data of peer companies and company-specific attributes, which we believe could affect employees’ exercise behavior.
The expected life of market-based share options valued using Monte Carlo simulation techniques is based upon the vesting dates forecasted by the simulation and then assuming that options which vest, and for which the market condition has been satisfied, are exercised at the midpoint between the forecasted vesting date and their expiration.
Based on the above assumptions, and not including options assumed as a result of the LSI acquisition, the weighted-average per share fair values of the time-based options granted under the Company's 2009 Equity Incentive Award Plan, or the 2009 Plan, for the fiscal quarters ended August 3, 2014 and August 4, 2013 were $18.97 and $13.02, respectively, and $17.16 and $12.76 for the three fiscal quarters ended August 3, 2014 and August 4, 2013, respectively. The weighted average fair value of time-based options assumed on May 6, 2014 from the LSI acquisition was $17.46 per share.
The weighted-average per share fair values of the market-based options granted under the Company's 2009 Plan for the fiscal quarter ended August 3, 2014 was $26.22. There were no market-based options granted in the fiscal quarter ended August 4, 2013. The weighted-average per share fair values of the market-based options granted in the three fiscal quarters ended August 3, 2014 and August 4, 2013 were $22.68 and $13.34, respectively.
The weighted-average per share fair values of the rights to purchase shares in the ESPP for the fiscal quarters ended August 3, 2014 and August 4, 2013 were $18.96 and $11.90, respectively, and $15.06 and $11.72 for the three fiscal quarters ended August 3, 2014 and August 4, 2013, respectively.
Excluding RSUs assumed in the LSI acquisition, the weighted-average per share fair values of RSUs granted in the fiscal quarters ended August 3, 2014 and August 4, 2013 were $68.40 and $36.35, respectively, and $64.00 and $35.47 for the three fiscal quarters ended August 3, 2014 and August 4, 2013, respectively. The weighted average per share fair value of RSUs assumed on May 6, 2014 from the LSI acquisition was $35.22.

The total unrecognized compensation expense of time and market-based options granted but not yet vested as of August 3, 2014 was $273 million, which is expected to be recognized over the remaining weighted-average service period of 3 years.
The total grant date fair values of time and market-based options vested during the fiscal quarters ended August 3, 2014 and August 4, 2013 were $16 million and $13 million, respectively. The total grant-date fair values of options that vested during the three fiscal quarters ended August 3, 2014 and August 4, 2013 were $59 million and $39 million, respectively.
Total unrecognized compensation cost related to the ESPP rights as of August 3, 2014 was immaterial and is expected to be recognized over the remaining portion of the current offering period in our fourth fiscal quarter of 2014.
Total unrecognized compensation cost related to unvested RSUs as of August 3, 2014 was $171 million, which is expected to be recognized over the remaining weighted-average service period of 3 years. The total grant-date fair values of RSUs that vested during the fiscal quarters ended August 3, 2014 and August 4, 2013 were $3 million and $1 million, respectively. The total grant-date fair values of RSUs that vested during the three fiscal quarters ended August 3, 2014 and August 4, 2013 were $16 million and $2 million, respectively.
Equity Incentive Award Plans
A summary of option award activity related to our equity incentive plans is as follows (in millions, except years and per share amounts):

	Option Awards Outstanding
	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of November 3, 2013	22	$29.81
Assumed in LSI acquisition	1	$40.26
Granted	12	$65.01
Exercised	(3)	$25.44
Cancelled	(1)	$41.94
Balance as of August 3, 2014	31	$44.08	5.66	$836
Fully vested as of August 3, 2014	9	$24.42	4.63	394
Fully vested and expected to vest as of
August 3, 2014	29	$43.22	5.62	808
A summary of RSU activity related to our equity incentive plans is as follows (in millions, except years and per share amounts):

	RSU Awards Outstanding
	Number Outstanding		Weighted- Average Grant Date Fair Market Value	Weighted- Average Remaining Contractual Life (in years)
Balance as of November 3, 2013	2		$34.38
Assumed in LSI acquisition	3		$35.22
Granted	1		$63.89
Vested	(1)		$31.00
Forfeited	—	*	$20.23
Balance as of August 3, 2014	5		$44.19	2.88
* Actual RSU forfeitures for the three fiscal quarters ended August 3, 2014 were 0.4 million shares.
As of November 3, 2013, there were 10 million shares available for grant under the 2009 Plan. Pursuant to the terms of the 2009 Plan, an additional 6 million shares were approved for issuance on the first day of fiscal year 2014. In connection with the LSI acquisition, we assumed the LSI Corporation 2003 Equity Incentive Plan, or the LSI Plan. As of May 6, 2014, there were 8 million shares available for grant under the LSI Plan. As of August 3, 2014, there were 9 million shares that remained available for grant under the two combined plans.
A total of 4 million shares of Avago ordinary shares were reserved for future issuance under the assumed LSI Plan upon exercise of options and RSUs assumed in the LSI acquisition. Those options and RSUs are included in the preceding tables. The options vest over four years from the original issuance date and have seven year terms. The RSUs vest over four years from the original issuance date.

The total intrinsic values of options exercised during the fiscal quarters ended August 3, 2014 and August 4, 2013 were $52 million and $35 million, respectively. The total intrinsic values of options exercised during the three fiscal quarters ended August 3, 2014 and August 4, 2013 were $121 million and $78 million, respectively.
The following table summarizes the ranges of outstanding and exercisable option awards as of August 3, 2014 (in millions, except years and per share amounts):

	Option Awards Outstanding			Option Awards Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Number Exercisable	Weighted-Average Exercise Price Per Share
$1.25-$20.00	3	4.27	$11.46	3	$11.69
$20.01-$30.00	2	5.90	$21.03	2	$20.87
$30.01-$40.00	14	5.07	$35.53	4	$34.31
$40.01-$60.00	2	6.20	$50.27	—	$43.29
$60.01-$70.00	5	6.59	$62.14	—	$—
$70.01-$74.49	5	6.85	$71.89	—	$74.49
Total	31	5.66	$44.08	9	$24.42
Employee Share Purchase Plan
No shares were issued under the ESPP during the fiscal quarters ended August 3, 2014 or August 4, 2013. A total of 0.1 million shares were issued under the ESPP during both the three fiscal quarters ended August 3, 2014 and August 4, 2013. At August 3, 2014, 9.2 million shares remained available for issuance under the ESPP.
9. Income Taxes
For the fiscal quarter and three fiscal quarters ended August 3, 2014, we recorded an income tax benefit of $99 million and $93 million, respectively, compared to an income tax provision of $2 million and $8 million for the fiscal quarter and three fiscal quarters ended August 4, 2013, respectively. The income tax benefit of $99 million and $93 million for the fiscal quarter and three fiscal quarters ended August 3, 2014 is largely due to the reversal of net deferred tax liabilities resulting from the amortization of acquired intangible assets and the recognition of previously unrecognized tax benefits as a result of lapses in statutes of limitations.
In connection with our acquisition of LSI during the quarter, net deferred tax liabilities were established on the acquired identifiable intangible assets and on the excess of financial reporting over the tax basis of acquired investments in certain foreign subsidiaries that have not been indefinitely reinvested. Upon finalization of our combined company legal structure, additional adjustments to our net deferred taxes may be required.
The income tax expense for the three fiscal quarters ended August 4, 2013 included a benefit of $2 million from the recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods, and $3 million from the enactment of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, retroactively extending the U.S. Federal Research and Development tax credit from January 1, 2012 to December 31, 2013.
Pursuant to the authoritative accounting guidance, during the fiscal quarter ended February 2, 2014, we recorded a deferred charge of $32 million for the deferral of income tax expense on certain intercompany asset transactions, with $4 million included in other current assets and $28 million included in other long-term assets on our condensed consolidated balance sheets. The deferred charge will be amortized on a straight-line basis and will be included as a component of income tax expense over the life of the underlying assets, which has been estimated to be seven years.
Our estimated annual effective tax rate does not reflect the tax effects of future internal restructuring and reorganizations. Subsequent restructuring may materially affect our tax expense for the full year fiscal 2014.
Unrecognized Tax Benefits
During the three fiscal quarters ended August 3, 2014, gross unrecognized tax benefits increased by $321 million, net of $11 million of decreases from lapses of statues of limitations. The balance of gross unrecognized tax benefits was $358 million as of August 3, 2014. The increase in the gross unrecognized tax benefits is primarily a result of our acquisition of LSI. Uncertain tax positions assumed in connection with our acquisitions are initially estimated as of the acquisition date. We continue to reevaluate these items with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated values.

We recognize interest and penalties related to unrecognized tax benefits in the provision for (benefit from) income taxes on the unaudited condensed consolidated statements of operations. We recognized approximately $1 million of expense related to interest and penalties for the fiscal quarter and three fiscal quarters ended August 3, 2014. Accrued interest and penalties are included in other long-term liabilities on the condensed consolidated balance sheets. As of August 3, 2014 and November 3, 2013, the combined amount of cumulative accrued interest and penalties was approximately $22 million and $4 million, respectively. The increase in cumulative accrued interest and penalties is primarily a result of our acquisition of LSI.
A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of August 3, 2014 and November 3, 2013, approximately $366 million and $35 million, respectively, of the unrecognized tax benefits including accrued interest and penalties would affect our effective tax rate. During the three fiscal quarters ended August 3, 2014, we recognized $11 million of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods.
We are subject to Singapore income tax examinations for the years ended November 1, 2009 and later, and in major jurisdictions outside Singapore for the years ended October 31, 2008 and later. However, we are not under Singapore income tax examination at this time. We believe it is possible that we may recognize up to $13 million of our existing unrecognized tax benefits within the next 12 months as a result of lapses of the statute of limitations for certain audit periods.
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
Through the third quarter of our fiscal year 2014, we have presented our results in one reportable segment. We completed the LSI acquisition in the third quarter of fiscal 2014 and are in the process of fully integrating LSI into our existing organization structure and business model and will review the impact, if any, on segment reporting under the guidance of ASC 280.
11. Related Party Transactions
During the fiscal quarter and the three fiscal quarters ended August 3, 2014 and August 4, 2013, in the ordinary course of business, the Company borrowed from, purchased from, or sold to, certain entities for which one of the Company's directors also serves or served as a director or executive officer of that entity, including Silver Lake Partners, KLA-Tencor Corporation, Qlogic Corporation, Kulicke & Soffa Industries, Inc., eSilicon Corporation and Wistron Corporation.
2% Convertible Senior Notes due 2021
On December 15, 2013, in connection with our agreement to acquire LSI, the Company entered into a Note Purchase Agreement with Silver Lake Partners IV, L.P, or SLP IV, as the Purchaser, and Deutsche Bank, A.G., Singapore Branch, as Lead Manager, referred to as the Note Purchase Agreement, in connection with the private placement of the Notes. SLP IV is an investment fund affiliated with Silver Lake Partners, of which Kenneth Hao, one of our directors, is a Managing Director. We completed the private placement of the Notes on May 6, 2014, in connection with the completion of the acquisition of LSI.

Silicon Manufacturing Partners Pte. Ltd.
As a result of the acquisition of LSI, we acquired a 51% equity interest in SMP, a joint venture with GLOBALFOUNDRIES. We have a take-or-pay agreement with SMP under which we have agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility and GLOBALFOUNDRIES has agreed to purchase the remaining managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by the Company and GLOBALFOUNDRIES. If we fail to purchase our required commitments, we will be required to pay SMP for the fixed costs associated with the unpurchased wafers. GLOBALFOUNDRIES is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency.
The following tables provide information regarding the aggregate amounts involved in the transactions with these parties for the indicated periods (for the portion of such period that they were considered related) (in millions):

	Fiscal Quarter Ended			Three Fiscal Quarters Ended
	August 3, 2014	August 4, 2013		August 3, 2014	August 4, 2013
Total net revenue (1) (2)	$3	$5		$3	$21
Total costs and expenses including inventory purchases (2) (3)	$21	$—	*	$21	$2

	August 3, 2014	November 3, 2013
Total receivables	$2	$—	*
Total payables (3)	$4	$—	*
Carrying value of the Notes and accrued interest	$923	$—
_________________________________
* Represents amounts less than $0.5 million.
(1) Amounts include net revenue for related party transactions with Wistron Corporation through the fiscal quarter ended August 4, 2013. Wistron Corporation ceased to be a related party after the fiscal quarter ended August 4, 2013.
(2) Amounts include net revenue, cost and expenses for related party transactions with eSilicon Corporation through the fiscal quarter ended May 5, 2013. eSilicon Corporation ceased to be a related party subsequent to the fiscal quarter ended May 5, 2013.
(3) The Company purchased $16 million of inventory from SMP for the fiscal quarter ended August 3, 2014. As of August 3, 2014, the amount payable to SMP was $4 million.
12. Commitments and Contingencies
Commitments
The following table sets forth our contractual obligations and commitments as of August 3, 2014 (in millions):

	Total	2014 (remainder)	2015		2016		2017		2018		2019		Thereafter
Debt Principal, Interest and Fees	$6,942	$86	$243		$242		$238		$237		$234		$5,662
Purchase Commitments	$624	$526	$79		$12		$7		$—		$—		$—
Other Contractual Commitments	$180	$12	$48		$40		$32		$31		$17		$—
Operating Lease Obligations	$142	$8	$25		$17		$14		$12		$10		$56
Pension Plan Contributions	$41	$41	$—	*	$—	*	$—	*	$—	*	$—	*	$—	*
_________________________________
* We have pension plans covering certain U.S. and international employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, legislation changes and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans within a year. Because any contributions for 2015 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2015 and beyond in the above table.
Debt Principal, Interest and Fees. Represents principal, interest and commitment fees payable on borrowings and credit facilities under the 2014 Credit Agreement and principal and interest payable on the Notes.

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
We also make purchases from a variety of vendors in connection with the expansion of our Fort Collins internal fabrication facility. These purchases are typically conducted on a purchase order basis and the purchase commitments amount shown in the table above includes $114 million in cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of August 3, 2014.
Under our take-or-pay agreement with SMP we have agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility. If we fail to purchase our required commitments, we will be required to pay SMP for the fixed costs associated with the unpurchased wafers.
Other Contractual Commitments.  Represents amounts payable pursuant to agreements related to outsourced IT, human resources, financial infrastructure outsourcing services and other services agreements.
Operating Lease Obligations.  We lease real property and equipment from third parties under non-cancelable operating leases.
Pension Plan Contributions. Represents our planned minimum contributions to pension plans assumed by us in connection with the LSI acquisition.
Standby Letters of Credit
As of August 3, 2014, we had outstanding obligations relating to standby letters of credit of $6 million. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantees. The fair values of the letters of credit approximate the contract amounts. The standby letters of credit generally renew annually.
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
Lawsuits Relating to the Acquisition of PLX Technology Inc.
In June and July 2014, four lawsuits were filed in the Superior Court for the State of California, County of Santa Clara challenging our acquisition of PLX. On July 22, 2014, the court consolidated these California actions under the caption In re PLX Technology, Inc. S’holder Litig., Lead Case No. 1-14-CV-267079 (Cal. Super. Ct., Santa Clara) and appointed lead counsel. That same day, the court also stayed the consolidated action, pending resolution of related actions filed in the Delaware Court of Chancery, described below.
Also in June and July 2014, five lawsuits were filed in the Delaware Court of Chancery. On July 21, 2014, the court consolidated these Delaware actions under the caption In re PLX Technology, Inc. Stockholders Litigation, Consol. C.A. 9880-VCL (Del. Ch.), appointed lead plaintiffs and lead counsel, and designated an operative complaint for the consolidated action. The operative complaint alleges, among other things, that PLX’s directors breached their fiduciary duties to PLX’s stockholders by seeking to sell PLX for an inadequate price, pursuant to an unfair process, and by agreeing to preclusive deal protections in the merger agreement. Plaintiffs also allege that PLX, Potomac Capital Partners II, L.P., Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and the acquisition subsidiary aided and abetted the alleged fiduciary breaches. Plaintiffs also allege that PLX’s 14D-9 recommendation statement contains false and misleading statements and/or omits material information necessary to inform the shareholder vote. The complaint seeks, among other things, equitable relief to enjoin and/or rescind the consummation of the acquisition, and attorneys’ fees and costs.
On July 31, 2014, counsel for lead plaintiffs in Delaware informed the court that they would not seek a preliminary injunction, but intend to seek damages and pursue monetary remedies through post-closing litigation. Our acquisition of PLX closed on August 12, 2014. The Delaware class litigation is on-going.

Lawsuits Relating to the Acquisition of LSI
Fifteen purported class action complaints have been filed by alleged former stockholders of LSI against us. Eight of those lawsuits were filed in the Delaware Court of Chancery, and the other seven lawsuits were filed in the Superior Court of the State of California, County of Santa Clara on behalf of the same putative class as the Delaware actions (the "California Actions"). On January 17, 2014, the Delaware Court of Chancery entered an order consolidating the Delaware actions into a single action (the "Delaware Action"). These actions generally alleged that we aided and abetted breaches of fiduciary duty by the members of LSI's board of directors in connection with the merger because the merger was not in the best interest of LSI, the merger consideration is unfair and certain other terms of the merger agreement were unfair. Among other remedies, the lawsuits sought to rescind the merger or obtain unspecified money damages, costs and attorneys' fees.
On March 7, 2014, the parties to the Delaware Action reached an agreement in principle to settle the Delaware Action on a class wide basis, and negotiated a stipulation of settlement that was presented to the Delaware Court of Chancery on March 10, 2014. On March 12, 2014, the parties to the California Actions entered into a stipulation staying the California Actions pending resolution of the Delaware Action. On May 16, 2014, the plaintiffs in the Delaware Action filed a motion for final approval of the proposed settlement and award of attorneys’ fees and expenses with the Delaware Court of Chancery. On June 10, 2014, the Delaware court approved the settlement, including the payment of $2 million to counsel for the stockholders, entered final judgment and dismissed the case (the “Order and Final Judgment”).  On July 10, 2014, a class member of the Delaware Action filed a notice of appeal from the Order and Final Judgment. We and our Board believe the appeal and underlying claims are entirely without merit and, in the event the settlement is not approved, we intend to vigorously defend these actions.
Other Matters
In addition to the matters discussed above, we are currently engaged in a number of legal actions in the ordinary course of our business.
We do not believe, based on currently available facts and circumstances, that the final outcome of any pending legal proceedings, taken individually or as a whole, will have a material adverse effect on the our financial condition, results of operations or cash flows. However, lawsuits may involve complex questions of fact and law and may require the expenditure of significant funds and other resources to defend. The results of litigation are inherently uncertain, and material adverse outcomes are possible. From time to time, we may enter into confidential discussions regarding the potential settlement of such lawsuits. Any settlement of pending litigation could require us to incur substantial costs and other ongoing expenses, such as future royalty payments in the case of an intellectual property dispute.
During the periods presented we have not recorded any accrual for loss contingencies associated with any legal proceedings, nor determined that an unfavorable outcome is probable or reasonably possible. As a result, no amounts have been accrued or disclosed in the accompanying unaudited condensed consolidated financial statements with respect to these legal proceedings, as potential losses for such matters are not considered probable and ranges of losses are not reasonably estimable. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on our results of operations, financial position or cash flows.
Warranty
Except for changes disclosed in the warranty section of Note 1. "Overview Basis of Presentation and Significant Accounting Practices" there were no material changes to our warranty accrual during the fiscal quarter or the three fiscal quarters ended August 3, 2014.
Indemnifications to Hewlett-Packard and Agilent
Agilent gave multiple indemnities to Hewlett-Packard Company in connection with its activities prior to its spin-off from Hewlett-Packard Company in June 1999 for the businesses that constituted Agilent prior to the spin-off. We are the successor to the SPG business of Agilent, which we acquired on December 1, 2005 in the SPG Acquisition. As the successor to the SPG business of Agilent, we have acquired responsibility for indemnifications related to assigned intellectual property agreements. Additionally, when we completed the SPG Acquisition we provided indemnities to Agilent with regard to Agilent’s conduct of the SPG business prior to the SPG Acquisition. In our opinion, the fair value of these indemnifications is not material and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification obligations.

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
13. Restructuring Charges
LSI Integration-Related Restructuring Plan
In April 2014, we began the implementation of planned cost reduction and restructuring activities in connection with the acquisition of LSI. As part of this plan, we expect to eliminate approximately 1,100 positions from the combined workforce across all business and functional areas on a global basis. We recognized approximately $82 million and $10 million of employee termination costs related to this cost reduction plan in operating expenses and cost of products sold, respectively, for the fiscal quarter ended August 3, 2014 and $88 million and $10 million of employee termination costs in operating expenses and cost of products sold, respectively, for the three fiscal quarters ended August 3, 2014. In addition, we recognized lease exit costs of $4 million in operating expenses and $1 million in cost of products sold for the fiscal quarter and the three fiscal quarters ended August 3, 2014, respectively.
Fabrication Facility Closure in Italy
In January 2014, we committed to a restructuring plan to close a fabrication facility as a result of the integration of the CyOptics business. The plan was substantially completed in the fiscal quarter ended August 3, 2014. We recorded $8 million and $5 million in operating expenses and costs of products sold, respectively, for the three fiscal quarters ended August 3, 2014, related to employment termination costs. In addition, we recognized $1 million and $2 million in operating expenses for the fiscal quarter and three fiscal quarters ended August 3, 2014, respectively, related to lease exit costs and asset impairment charges.
Other Restructuring Expenses
We also incurred restructuring charges of $5 million in operating expenses primarily as a result of rationalizing research and development programs and continued alignment of our global manufacturing operations for the first three quarters of fiscal year 2014.

The following table summarizes items included in restructuring expenses (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Leases and other exit costs	$6	$—	$9	$—
Employee termination costs	92	1	114	3
Total restructuring charges	$98	$1	$123	$3
In connection with the sale of the Flash and the Axxia Businesses, we recorded $8 million of employee termination costs, which are included in the loss from discontinued operations in the condensed consolidated statements of operations.
The following table summarizes the significant activities within, and components of, the restructuring charges during the first three quarters of fiscal year 2014 (in millions):

	Employee Termination Costs	Leases and Other Exit Costs	Total
Balance as of November 3, 2013	$—	$—	$—
Liabilities assumed in LSI acquisition	5	4	9
Expense (a)	122	9	131
Utilization (a)	(99)	(6)	(105)
Balance as of August 3, 2014 (b)	$28	$7	$35

(a) Includes $2 million of non-cash items.
(b) The balance remaining for leases and other exit costs is expected to be paid during the remaining terms of the leases, which extend through the fiscal year 2019. The majority of the balance remaining for employee termination costs is expected to be paid by the third quarter of fiscal year 2015.
14. Accumulated Other Comprehensive Loss
The change in accumulated other comprehensive loss by component and related tax effects is as follows (in millions):

	Prior Service Credits (Cost)	Actuarial Gains (Losses)	Total
Balance as of November 3, 2013	$(1)	$(5)	$(6)
Other comprehensive income before reclassifications	1	—	1
Amounts reclassified out of accumulated other comprehensive loss	(1)	(2)	(3)
Tax effects	—	1	1
Other comprehensive loss	—	(1)	(1)
Balance as of August 3, 2014	$(1)	$(6)	$(7)

The amounts reclassified out of accumulated other comprehensive loss into the unaudited condensed consolidated statements of operations, together with the corresponding classification, during each period were as follows (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
Comprehensive Income Components	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013	Classified to:
Post-retirement benefit amendment, curtailment and settlement gain, net	$—	$—	$1	$—	Cost of products sold
Post-retirement benefit amendment, curtailment and settlement gain, net	—	—	1	—	Research and development
Post-retirement benefit amendment, curtailment and settlement gain, net	—	—	1	—	Selling, general and administrative
Total post-retirement benefit amendment, curtailment and settlement gain, net	—	—	3	—
Amortization of actuarial loss on pension benefit plan	(1)	—	(1)	—	Selling, general and administrative
Amortization of actuarial gain on post-retirement benefit plan	1	—	1	—	Research and development
Total pension and post-retirement benefits, net	—	—	—	—
Total amounts reclassified out of accumulated other comprehensive loss	$—	$—	$3	$—
15. Discontinued Operations
Sale of the Flash and Axxia Businesses
On May 29, 2014, we entered into an agreement to sell the Flash Business to Seagate for $450 million in cash. The transaction closed on September 2, 2014.
On August 13, 2014, we entered into an agreement to sell the Axxia Business to Intel for $650 million in cash. The transaction is expected to close in the fourth quarter of fiscal year 2014.
As part of these transactions, we will provide transitional services to Seagate and Intel for a period of up to six months. The purpose of these services is to provide short-term assistance to the buyers in assuming the operations of the purchased businesses.
The following table summarizes the results of operations of the Flash and Axxia Businesses included in discontinued operations in our unaudited condensed consolidated statements of operations for the fiscal quarter ended August 3, 2014 (in millions):

For the period from May 6, 2014 to August 3, 2014
Net revenue	$104
Loss from discontinued operations, net of income taxes	$(44)
Assets classified as held for sale as of August 3, 2014 related to discontinued operations were as follows (in millions):

August 3, 2014
Inventory	$15
Property, plant and equipment, net	18
Goodwill	91
Intangible assets, net	475
Total Axxia Business	599
Flash Business	430
Total assets held for sale of discontinued operations	$1,029
The carrying value of assets held for sale represents fair values determined in the preliminary allocation of the recently completed LSI acquisition, adjusted for operating activity since May 6, 2014. The fair values were determined based on standard valuation techniques with inputs that are unobservable and significant to the overall fair value measurement. As such, assets held for sale are classified as Level 3 assets. The assets of the Flash Business were classified as held for sale immediately upon the LSI acquisition. The carrying value of the Flash Business assets as of August 3, 2014 has been adjusted to reflect changes in inventory since the May 6, 2014 acquisition date.
16. Subsequent Events
Acquisition of PLX Technology, Inc.
On August 12, 2014, we completed our acquisition of PLX Technology, Inc., or PLX, for aggregate consideration of approximately $310 million in cash.
Sale of the LSI Axxia Networking Business
On August 13, 2014, we entered into a definitive agreement with Intel, pursuant to which Intel agreed to purchase the Axxia Business for $650 million in cash. The transaction, which has been approved by the boards of directors of both Avago and Intel, is expected to close in the fourth fiscal quarter of 2014.
Acquisition of FLIR Fabrication Facility
On August 27, 2014, we completed the purchase from FLIR Systems Inc., or FLIR, of certain manufacturing assets and intellectual property relating to the manufacture of certain components used in some of our fiber optics products, for $12 million in cash. We also completed the acquisition of the fabrication facility leased by FLIR at which those manufacturing operations are carried out, from DigitalOptics Corporation for $8 million in cash.
Sale of the Flash Business
On September 2, 2014, we completed the sale of the Flash Business to Seagate for $450 million in cash.
Cash Dividends Declared
On September 3, 2014, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.32 per share, payable on September 30, 2014 to shareholders of record on September 19, 2014.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 3, 2013, or fiscal year 2013, included in our Annual Report on Form 10-K for fiscal year 2013, or 2013 Annual Report on Form 10-K. References to “Avago,” "the Company," “we,” “our” and “us” are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Quarterly Report on Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations, including merger, acquisition and divestiture and related activities; statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, or enforceability of our intellectual property rights; and the effects of seasonality on our results of operations. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. For example, there can be no assurance that our product sales efforts, revenues or expenses will meet any expectations or follow any trend(s), that our ability to compete effectively will be successful or yield anticipated results, or that we will realize the expected benefits of our acquisitions of LSI Corporation, or LSI, and PLX Technology, Inc., or PLX, or dispositions. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in this Quarterly Report on Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
We are a leading designer, developer and global supplier of a broad range of semiconductor devices with a focus on III-V based products and complex digital and mixed signal CMOS based devices. III-V semiconductor materials have higher electrical conductivity than silicon and thus tend to have better performance characteristics in radio frequency, or RF, and optoelectronic applications. III-V refers to elements from the 3rd and 5th groups in the periodic table of chemical elements, and examples of these materials are gallium arsenide, or GaAs, gallium nitride, or GaN, and indium phosphide, or InP. We differentiate ourselves through our high performance design and integration capabilities. Through the fiscal quarter ended May 4, 2014, we served three primary target markets: wireless communications, wired infrastructure and industrial & other. Starting in the third quarter of fiscal year 2014, as a result of our acquisition of LSI on May 6, 2014, we added a fourth target market: enterprise storage. Our product portfolio is extensive and includes thousands of products. Applications for our products in these target markets include smartphones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, factory automation and industrial equipment.
The percentage of total net revenue generated by sales in each of our target markets varies from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality. The first fiscal quarter has historically been our lowest revenue and cash generating quarter due, in part, to holiday shutdowns at many OEM, customers and distributors, and the first half of the fiscal year has tended to generate lower revenue than the second half. However, in recent periods, typical seasonality and industry cyclicality have been increasingly overshadowed by other factors such as wider macroeconomic effects, and the timing of significant product transitions and launches by large OEMs, particularly in the enterprise storage and wireless communications target markets.
During the first three quarters of fiscal year 2014, our net revenue increased significantly compared to the first three quarters of fiscal year 2013, mainly due to revenue contribution from the enterprise storage target market, which we acquired in the LSI acquisition. Net revenue from each of our three other target markets also increased during this period compared to the first three quarters of fiscal year 2013, mainly due to revenue contribution from the acquired LSI and CyOptics Inc. or CyOptics, businesses in the wired infrastructure target market, and due to content and unit growth in the wireless communications target market. Our fiscal year ended November 3, 2013, or fiscal year 2013, was a 53-week fiscal year, with the first fiscal quarter consisting of 14 weeks.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During the fiscal quarter ended August 3, 2014, direct sales to Foxconn Technology Group companies, or Foxconn, accounted for 15% of our net revenue. During the fiscal quarter ended August 4, 2013, direct sales to Foxconn accounted for 16% of our net revenue. During the three fiscal quarters ended August 3, 2014 and August 4, 2013, direct sales to Foxconn accounted for 17% of our net revenue.
Our top 10 direct customers for the fiscal quarter and three fiscal quarters ended August 3, 2014, which included three distributors, collectively accounted for 51% and 55% of our net revenue, respectively. When direct sales are combined with indirect sales to the contract manufacturers that they utilize, we believe Seagate accounted for more than 10% of our net revenues for the fiscal quarter ended August 3, 2014 and we believe Apple Inc. accounted for more than 10% of our net revenues for the three fiscal quarters ended August 3, 2014.
From time to time, some of our key customers, particularly in our wireless communications and enterprise storage target markets, place large orders or delay orders, respectively, causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the launches of, and seasonal variations in sales of, consumer products such as mobile handsets and hard disk drives, as well as changes in the overall economic environment.
Recent Developments
Pending Sale of the LSI Axxia Networking Business
On August 13, 2014, we and Intel Corporation, or Intel, announced the signing of a definitive agreement for Intel to acquire LSI’s Axxia Networking Business and related assets, referred to as the Axxia Business, for $650 million in cash. The transaction, which has been approved by the boards of directors of both Avago and Intel, is expected to close in our fourth fiscal quarter of 2014 upon receipt of government approvals and satisfaction of customary closing conditions.
Acquisition of PLX Technology, Inc.
On August 12, 2014, we completed our acquisition of PLX Technology, Inc., or PLX, through a tender offer and subsequent merger of PLX into one of our wholly-owned subsidiaries. The aggregate consideration for the transaction was approximately $310 million, which was funded with available cash.
Sale of LSI's Flash Components Division and Accelerated Solutions Division
On May 29, 2014, we entered into an agreement with Seagate Technology LLC, or Seagate, pursuant to which we agreed to sell our Flash Components Division and Accelerated Solutions Division, together referred to as the Flash Business, to Seagate for $450 million in cash. This transaction closed on September 2, 2014.
Acquisitions
LSI Corporation
On May 6, 2014, we completed our acquisition of LSI, through a merger of LSI into one of our indirect wholly-owned subsidiaries. The aggregate consideration for the acquisition was approximately $6,518 million, which includes cash paid to LSI stockholders of $6,344 million, cash paid for fully vested stock options and restricted stock units of $154 million, and $20 million for the fair value of partially vested assumed equity awards. We funded the transaction with the net proceeds from the issuance of $1 billion in aggregate principal amount of our 2% Convertible Senior Notes due 2021, or the Notes, the net proceeds from $4.6 billion in term loans under a new, senior collateralized credit facility that we entered into at the time of the closing of the transaction (discussed in more detail under "Indebtedness" below), as well as cash on hand of the combined companies. Our financial results for the fiscal quarter and the three fiscal quarters ended August 3, 2014 provided in this Quarterly Report on Form 10-Q include the operating results of LSI from May 6, 2014.
CyOptics
On June 28, 2013, we completed our acquisition of CyOptics, a U.S.-based company that manufactures and sells InP optical chip and component technologies for the data communications and telecommunications markets. The aggregate consideration for the acquisition was approximately $377 million, of which $373 million was paid in cash, net of $3 million in cash acquired. We have also recorded a $4 million liability representing additional deferred consideration to the previous shareholders of CyOptics. We expect to pay this amount in the fourth quarter of fiscal year 2014.
In addition, approximately $27 million was payable to key employees of CyOptics as part of a retention bonus plan, of which $17 million has been paid as of August 3, 2014. This amount was paid into escrow, will be paid over a three-year period subsequent to the acquisition date and is being recognized as compensation expense in operating results over the same period.

For eligible CyOptics employees whose employment is involuntarily terminated by the Company, their retention bonus payments are accelerated and due in full upon such termination in accordance with the provisions of the plan. During the three fiscal quarters ended August 3, 2014, we recorded compensation expense of $10 million due to the departures of certain plan participants. The amount of such compensation expense incurred during the fiscal quarter ended August 3, 2014 was immaterial.
Restructuring
LSI Integration-Related Restructuring Plan
In April 2014, we began the implementation of our cost reduction and restructuring activities in connection with our acquisition of LSI. As part of this plan, we expect to eliminate approximately 1,100 positions from the combined workforce across all business and functional areas on a global basis. Restructuring charges related to this action are discussed below in "Results of Operations."
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
There were no significant changes in our critical accounting policies during the three fiscal quarters ended August 3, 2014 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report on Form 10-K. Upon the closing of the LSI acquisition, all accounting policies relating to LSI were conformed to our accounting policies.

Results of Operations
Fiscal Quarter and Three Fiscal Quarters Ended August 3, 2014 Compared to Fiscal Quarter and Three Fiscal Quarters Ended August 4, 2013
The following tables set forth our results of operations for the fiscal quarter and three fiscal quarters ended August 3, 2014 and August 4, 2013.

	Fiscal Quarter Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$1,269	$644	100%	100%
Cost of products sold:
Cost of products sold	760	325	60	51
Amortization of intangible assets	105	14	8	2
Restructuring charges	11	1	1	—
Total cost of products sold	876	340	69	53
Gross margin	393	304	31	47
Research and development	240	101	19	15
Selling, general and administrative	137	57	11	9
Amortization of intangible assets	91	6	7	1
Restructuring charges	87	—	7	—
Total operating expenses	555	164	44	25
Income (loss) from operations	(162)	140	(13)	22
Interest expense	(55)	(1)	(4)	—
Other income (expense), net	(2)	5	—	—
Income (loss) from continuing operations before income taxes	(219)	144	(17)	22
Provision for (benefit from) income taxes	(99)	2	(7)	—
Income (loss) from continuing operations	(120)	142	(10)	22
Loss from discontinued operations, net of income taxes	(44)	—	(3)	—
Net income (loss)	$(164)	$142	(13)%	22%

	Three Fiscal Quarters Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$2,679	$1,782	100%	100%
Cost of products sold:
Cost of products sold	1,433	887	53	50
Amortization of intangible assets	141	42	5	2
Restructuring charges	16	1	1	—
Total cost of products sold	1,590	930	59	52
Gross margin	1,089	852	41	48
Research and development	461	289	17	16
Selling, general and administrative	278	162	11	9
Amortization of intangible assets	106	17	4	1
Restructuring charges	107	2	4	—
Total operating expenses	952	470	36	26
Income from operations	137	382	5	22
Interest expense	(56)	(2)	(2)	—
Other income (expense), net	(2)	8	—	—
Income from continuing operations before income taxes	79	388	3	22
Provision for (benefit from) income taxes	(93)	8	(3)	—
Income from continuing operations	172	380	6	22
Loss from discontinued operations, net of income taxes	(44)	—	(1)	—
Net income	$128	$380	5%	22%

Net revenue. Net revenue was $1,269 million for the fiscal quarter ended August 3, 2014, compared to $644 million for the fiscal quarter ended August 4, 2013, an increase of $625 million, or 97%. Net revenue was $2,679 million for the three fiscal quarters ended August 3, 2014, compared to $1,782 million for the three fiscal quarters ended August 4, 2013, an increase of $897 million, or 50%. The three fiscal quarters ended August 3, 2014 consisted of 39 weeks compared to 40 weeks in the three fiscal quarters ended August 4, 2013. The increase in net revenue for both the fiscal quarter and three fiscal quarters ended August 3, 2014 compared to the fiscal quarter and three fiscal quarters ended August 4, 2013 was primarily due to $525 million in revenue from the LSI acquisition, which is included in the enterprise storage, wired infrastructure and industrial & other target markets, continued strong growth in the wireless communications target market and an increase in revenue from the CyOptics business, which contributes to our wired infrastructure target market.
Net revenue by target market data is derived from our understanding of our end customers’ primary markets. Net revenue by target market was as follows:

	Fiscal Quarter Ended			Three Fiscal Quarters Ended
% of net revenue	August 3, 2014	August 4, 2013	Change	August 3, 2014	August 4, 2013	Change
Enterprise storage	32%	—%	*	15%	—%	*
Wireless communications	29%	45%	(16)%	40%	49%	(9)%
Wired infrastructure	27%	31%	(4)%	30%	28%	2%
Industrial & other	12%	24%	(12)%	15%	23%	(8)%
Total net revenue	100%	100%		100%	100%
* Prior to the closing of the LSI acquisition on May 6, 2014 we did not have any revenues from this target market. Therefore, reporting a change in revenue from this target market is not meaningful.

	Fiscal Quarter Ended			Three Fiscal Quarters Ended
Net revenue (in millions)	August 3, 2014	August 4, 2013	Change	August 3, 2014	August 4, 2013	Change
Enterprise storage	$404	$—	$404	$404	$—	$404
Wireless communications	$364	$288	$76	$1,061	$875	$186
Wired infrastructure	$352	$202	$150	$799	$498	$301
Industrial & other	$149	$154	$(5)	$415	$409	$6
Total net revenue	$1,269	$644	$625	$2,679	$1,782	$897
Net revenue from our enterprise storage target market was $404 million in the fiscal quarter and the three fiscal quarters ended August 3, 2014. The enterprise storage revenue reflected seasonal strength in hard disk drive demand.
Net revenue from our wireless communications target market increased by $76 million, or 26%, and $186 million, or 21%, in the fiscal quarter and the three fiscal quarters ended August 3, 2014, respectively, compared with the corresponding prior year periods, due to continued strength in mobile smartphone sales resulting from sustained demand from two large smartphone OEM customers and strong demand from Chinese LTE smartphone OEMs. Unit sales of smartphones containing our products, the amount of our product content in those phones as well as increasing radio frequency, or RF, content in handsets, were key drivers of our revenue increase from this target market. Improvements in our product content in a number of new smartphone platforms as well as continued high demand for our film bulk acoustic resonator, or FBAR, technology products helped drive revenue growth during the third fiscal quarter and the first three fiscal quarters of fiscal year 2014.
Net revenue from our wired infrastructure target market increased by $150 million, or 74%, and $301 million, or 60%, in the fiscal quarter and the three fiscal quarters ended August 3, 2014, respectively, compared with the corresponding prior fiscal year periods. For the fiscal quarter ended August 3, 2014, the increase was primarily due to revenue contribution from the acquired LSI application specific integrated circuits, or ASIC business, and the CyOptics business. For the three fiscal quarters ended August 3, 2014, approximately $274 million of the increase was attributable to revenue contribution from the acquired LSI ASIC business and the CyOptics business.
Net revenue from our industrial & other target market decreased by $5 million, or 3%, and increased by $6 million, or 1%, in the fiscal quarter and the three fiscal quarters ended August 3, 2014, respectively, compared with the corresponding prior fiscal year periods.
Gross margin. Gross margin was $393 million for the fiscal quarter ended August 3, 2014 compared to $304 million for the fiscal quarter ended August 4, 2013, an increase of $89 million. As a percentage of net revenue, gross margin was 31% and 47%, respectively, for the fiscal quarter ended August 3, 2014 and August 4, 2013. Gross margin was $1,089 million and $852 million for the three fiscal quarters ended August 3, 2014 and August 4, 2013, respectively. As a percentage of net revenue, gross margin was 41% and 48% for each of the three fiscal quarters ended August 3, 2014 and August 4, 2013, respectively. The increases in gross margin dollars for the fiscal quarter and three fiscal quarters ended August 3, 2014 compared to the corresponding prior year periods were due primarily to gross margin contributions from the enterprise storage products target market, as a result of the LSI acquisition, an increase in net revenue from, and improved product mix in, our wireless communication target market, as well as additional gross margin contributions from the CyOptics products, which we acquired during the third quarter of fiscal year 2013. The decreases in gross margin as a percentage of revenue for the fiscal quarter and three fiscal quarters ended August 3, 2014 compared to the corresponding prior year periods were due primarily to the amortization of inventory step up, large increases in amortization of intangible assets and restructuring expenses related to the LSI acquisition, partially offset by improved gross margins in our wireless communications target market due to the improved utilization of our internal manufacturing fabrication facility and product mix.
Research and development. Research and development expense was $240 million for the fiscal quarter ended August 3, 2014, compared to $101 million for the fiscal quarter ended August 4, 2013, an increase of $139 million, or 138%. As a percentage of net revenue, research and development expense increased to 19% for the fiscal quarter ended August 3, 2014, compared to 15% for the fiscal quarter ended August 4, 2013. The increase in percentage of net revenue in the fiscal quarter is primarily due to the LSI acquisition completed at the beginning of the fiscal quarter. The increase in research and development expense is also attributable to increases in accrued incentive compensation expense related to our employee bonus program and salary and benefits expense related to annual merit-based salary increases.
Research and development expense was $461 million for the three fiscal quarters ended August 3, 2014, compared to $289 million for the three fiscal quarters ended August 4, 2013, an increase of $172 million, or 60%. As a percentage of net revenue, research and development expense increased slightly to 17% for the three fiscal quarters ended August 3, 2014, compared to 16% for the three fiscal quarters ended August 4, 2013. The majority of this increase, in absolute dollars, is related to the LSI acquisition completed at the beginning of the fiscal quarter, as well increases in salary and benefits expense related to annual merit-based salary increases, accrued incentive compensation expense related to our employee bonus program, and depreciation expense related to capital expenditures supporting research and development efforts.
Selling, general and administrative. Selling, general and administrative expense was $137 million for the fiscal quarter ended August 3, 2014, compared to $57 million for the fiscal quarter ended August 4, 2013, an increase of $80 million, or 140%. As a percentage of net revenue, selling, general and administrative expense increased to 11% for the fiscal quarter ended August 3, 2014, compared to 9% for the fiscal quarter ended August 4, 2013. The increase in selling, general and administrative expense for the fiscal quarter ended August 3, 2014 was primarily due to the LSI acquisition. Additionally, other increases in selling, general and administrative expense consisted of a $21 million increase in professional service fees related to the LSI transaction and a $7 million increase in share-based compensation primarily attributable to a special, long-term compensation and retention equity award made to our President and Chief Executive Officer and to our annual focal employee equity awards at higher grant-date fair values. These increases were partially offset by decreased overhead expenses.
Selling, general and administrative expense was $278 million for the three fiscal quarters ended August 3, 2014, compared to $162 million for the three fiscal quarters ended August 4, 2013, an increase of $116 million, or 72%. The increase in selling, general and administrative expense for the three fiscal quarters ended August 3, 2014 was primarily due to the LSI acquisition. Additionally, other increases in selling, general and administrative expense consisted of a $26 million increase in professional service fees related to the LSI transaction, a $20 million increase in share-based compensation primarily attributable to a special, long-term compensation and retention equity award made to our President and Chief Executive Officer and to our annual focal employee equity awards at higher grant-date fair values and a $10 million increase in retention bonuses related to the CyOptics acquisition. Increases in selling, general and administrative expenses were also attributable to increases in accrued incentive compensation expense related to our employee bonus program and salary and benefits expense related to annual merit-based salary increases. These increases in selling, general and administrative expense were partially offset by decreased overhead expenses.
Amortization of intangible assets. Total amortization of intangible assets incurred was $196 million and $20 million for the fiscal quarters ended August 3, 2014 and August 4, 2013, respectively. Total amortization of intangible assets incurred was $247 million and $59 million for the three fiscal quarters ended August 3, 2014 and August 4, 2013, respectively. The increase in amortization expense for the fiscal quarter and three fiscal quarters ended August 3, 2014 was primarily attributable to the increase in amortizable intangible assets from the LSI acquisition. We anticipate our amortization expense will be substantially higher in future periods, primarily as a result of significant increases in amortizable intangible assets from recent acquisitions, most notably the LSI acquisition, as well as the PLX acquisition.
Restructuring charges. Restructuring charges for the fiscal quarter ended August 3, 2014 were $98 million, which include $11 million and $87 million in costs of products sold and in operating expenses, respectively. Restructuring charges for the three fiscal quarters ended August 3, 2014 were $123 million, which include $16 million and $107 million in costs of products sold and in operating expenses, respectively. These restructuring charges were due primarily to employee termination costs following the LSI acquisition. Restructuring charges were $1 million and $3 million for the fiscal quarter and the three fiscal quarters ended August 4, 2013, respectively. We expect to incur additional restructuring charges in future periods as a result of further integration and alignment of the completed LSI and CyOptics acquisitions, integration of the recently completed PLX acquisition and acquisitions that we may make in the future.
Interest expense. Interest expense was $55 million and $1 million for the fiscal quarters ended August 3, 2014 and August 4, 2013, respectively, and $56 million and $2 million for the three fiscal quarters ended August 3, 2014 and August 4, 2013, respectively. Interest expense in the fiscal quarter ended August 3, 2014 represents interest and fees on the $4.6 billion of term loans, the 2014 revolving credit facility, and the $1 billion convertible senior notes, together with the amortization of related debt issuance costs. We expect to incur significantly higher aggregate interest charges in future periods as a result of recent borrowings incurred to complete the acquisition of LSI and the 2014 revolving credit facility. The debt issuance costs will be expensed to operating results using the effective interest method over the respective borrowing terms. The commitment fees related to the 2014 revolving credit facility will be expensed over the commitment term.
Other income (expense), net. Other expense, net was $2 million for both the fiscal quarter and three fiscal quarters ended August 3, 2014 compared to other income, net of $5 million and $8 million for the fiscal quarter and three fiscal quarters ended August 4, 2013, respectively. Other income (expense), net includes realized and unrealized gains or losses on trading securities and investment funds, interest income, foreign currency gains (losses) on balance sheet remeasurement and other miscellaneous items.
Provision for (benefit from) income taxes. For the fiscal quarter and three fiscal quarters ended August 3, 2014, we recorded an income tax benefit of $99 million and $93 million, respectively, compared to an income tax provision of $2 million and $8 million for the fiscal quarter and three fiscal quarters ended August 4, 2013, respectively. The income tax benefit of $99 million and $93 million for the fiscal quarter and three fiscal quarters ended August 3, 2014 is largely due to the reversal of net deferred tax liabilities resulting from the amortization of acquired intangible assets and the recognition of previously unrecognized tax benefits as a result of lapses in statutes of limitations.

In connection with our acquisition of LSI during the quarter, net deferred tax liabilities were established on the acquired identifiable intangible assets and on the excess of financial reporting over the tax basis of acquired investments in certain foreign subsidiaries that have not been indefinitely reinvested. Upon finalization of our combined company legal structure, additional adjustments to our net deferred taxes may be required.
The income tax expense for the three fiscal quarters ended August 4, 2013 included a benefit of $2 million from the recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods, and $3 million from the enactment of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, retroactively extending the U.S. Federal Research and Development tax credit from January 1, 2012 to December 31, 2013.
Pursuant to the authoritative accounting guidance, during the fiscal quarter ended February 2, 2014, we recorded a deferred charge of $32 million for the deferral of income tax expense on certain intercompany asset transactions, with $4 million included in other current assets and $28 million included in other long-term assets on our unaudited condensed consolidated balance sheets. The deferred charge will be amortized on a straight-line basis and will be included as a component of income tax expense over the life of the underlying assets, which has been estimated to be seven years.
Our estimated annual effective tax rate does not reflect the tax effects of future internal restructuring and reorganizations. Subsequent restructuring may materially affect our tax expense for the full year fiscal 2014.
Backlog
Our sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, cancelled or modified on relatively short notice, and in most cases without substantial penalty. Therefore, we believe that purchase orders or backlog are not a reliable indicator of future sales.
Seasonality
We have historically been affected by seasonal trends in the semiconductor and related industries. Our net revenue in the second half of the fiscal year has typically been higher than our net revenue in the first half of the fiscal year due to seasonality in our wireless communications target market. This target market historically experienced seasonality due to the calendar year-end holiday selling seasons. From time to time, some of our key customers, particularly in our wireless communications and enterprise storage target markets, place large orders or delay orders, respectively, causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the launches, and seasonal variations in sales of, consumer products such as mobile handsets and hard disk drives, as well as changes in the overall economic environment. These fluctuations combined with other factors have increasingly overshadowed these seasonal effects in recent periods.
Liquidity and Capital Resources
Our primary sources of liquidity as of August 3, 2014 consisted of: (1) approximately $1,277 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our 2014 Credit Agreement which includes a $500 million revolving credit facility, which is committed until May 6, 2019, and was available to be drawn as of August 3, 2014.
Our short-term and long-term liquidity requirements primarily arise from: (i) interest, principal and commitment fees payments related to borrowings incurred to fund the acquisition of LSI, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) business acquisitions, such as the recently closed acquisition of PLX and investments we may make from time to time, (v) quarterly cash dividend payments (if and when declared by our board of directors, or the Board), (vi) funding employee benefit plan obligations and (vii) any ordinary share repurchases we may choose to make. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, as well as on receipt of cash proceeds from asset sales we may make, including the recently completed sale of the Flash Business and the pending sale of the Axxia Business.
Acquisition of PLX Technology, Inc.
On August 12, 2014, we completed acquisition of PLX for aggregate cash consideration of approximately $310 million, or $293 million net of cash and debt acquired, which was funded with our available cash.

Pension Plans Assumed in the LSI Acquisition
As a result of the LSI acquisition, we assumed pension plans under which we are obligated to make future contributions to fund benefits to participants. The plans provide retirement benefits to certain former U.S. employees of LSI under defined benefit pension plans. The projected benefit obligations under these pension plans exceeded the value of the assets of those plans by approximately $446 million at May 6, 2014. Our minimum required funding contributions to these plans for the remainder of our fiscal year 2014 is at least $41 million. We expect to have additional funding requirements with respect to the plans in future years. We may also choose to make additional, voluntary contributions to the plans. In connection with the LSI acquisition, we also entered into an agreement with the Pension Benefit Guaranty Corporation pursuant to which we have agreed to make contributions in excess of the minimum required contributions ranging from $11 million to $31 million in each of our fiscal years 2015, 2016 and 2017, if we do not meet specified financial ratios. Depending on our cash position at the time, any such contributions to our pension plans could impact our liquidity and financial position.
Share Repurchases
On April 10, 2013, the Board, authorized the Company to repurchase up to 20 million of its ordinary shares in open market transactions, referred to as the 2013 share repurchase program. The 2013 share repurchase program expired on April 8, 2014. Under the 2013 share repurchase program, the Company repurchased and retired 0.3 million shares for an aggregate purchase price of $12 million in cash during the three fiscal quarters ended August 3, 2014.
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
Dividends
On September 3, 2014, the Board declared an interim cash dividend on the Company’s ordinary shares of $0.32 per share, payable on September 30, 2014 to shareholders of record on September 19, 2014.
Summary
Our cash and cash equivalents increased by $292 million to $1,277 million at August 3, 2014 from $985 million at November 3, 2013. The increase was largely due to $794 million in cash provided by operating activities, $4.6 billion in proceeds from bank term loans under the 2014 Credit Agreement, $1 billion in proceeds from the Notes, $86 million from the issuance of ordinary shares upon exercises of options, and $14 million in proceeds from the sale of investments, partially offset by $5,644 million of payments for the acquisition of LSI, net of cash acquired, $124 million paid for debt issuance costs, $203 million in dividends to our shareholders, $220 million for capital expenditures, and $12 million to repurchase 0.3 million of our ordinary shares.
We believe that our cash and cash equivalents on hand and cash flows from operations, combined with current borrowing availability under our $500 million 2014 revolving credit facility, $450 million from the sale of the Flash Business and $650 million from the pending sale of the Axxia Business, will provide sufficient liquidity to fund our current obligations including the current portions of our long-term debt and interest due, the tender or conversion of outstanding Notes and interest due for settlement in cash, annual cash contributions to fund assumed LSI pension and retirement plan obligations, projected working capital requirements, capital expenditures, quarterly cash dividends (if and when declared by our Board) and any share repurchases (if and when authorized by our Board) we may choose to make for at least the next 12 months. We believe that, after giving effect to the recently completed acquisition of PLX for approximately $310 million in cash, we will have sufficient cash on hand to operate our business and satisfy our current obligations.
We anticipate that our capital expenditures for fiscal year 2014 will be higher than for fiscal year 2013, due primarily to spending on capacity expansion in our Fort Collins fabrication facility, expenditures related to LSI and campus rationalization.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines, including but not limited to our recently completed $310 million acquisition of PLX. Any such transaction could require significant use of our cash and cash equivalents, require us to issue additional debt or equity securities and require us to borrow under our 2014 Credit Agreement or arrange new financing to fund the transaction. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances we may also seek to obtain debt or equity financing in the future. However, we cannot assure that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including under our 2014 Credit Agreement and the outstanding convertible senior notes, will depend on our ability to generate cash in the future. We could also reduce or eliminate certain expenditures, such as payment of our current quarterly cash dividend and repurchases of our ordinary shares.
In addition, even though we may not need additional funds, we may still elect to sell additional debt or equity securities or increase the aggregate term loans and revolving credit commitments capacity to $6.7 billion as allowed under the 2014 Credit Agreement, or increase our current $500 million 2014 revolving credit facility for reasons other than those specified above.
Cash Flows for the Three Fiscal Quarters Ended August 3, 2014 and August 4, 2013
Our cash flows for the three fiscal quarters ended August 3, 2014 and August 4, 2013 were as follows (in millions):

	Three Fiscal Quarters Ended
	August 3, 2014	August 4, 2013
Net cash provided by operating activities	$794	$510
Net cash used in investing activities	(5,850)	(598)
Net cash provided by (used in) financing activities	5,348	(133)
Net increase (decrease) in cash and cash equivalents	$292	$(221)
  Operating Activities
Net cash provided by operating activities during the three fiscal quarters ended August 3, 2014 was $794 million. The net cash provided by operating activities was principally due to net income of $128 million, which includes non-cash charges of $498 million and changes in operating assets and liabilities of $168 million. The non-cash charges of $498 million included $375 million for depreciation and amortization, $109 million of non-cash share-based compensation, and $7 million of amortization of debt discount and debt issuance costs.
On May 6, 2014, we closed the LSI acquisition. The following table presents the changes in selected balance sheet captions, the assets acquired and liabilities assumed in connection with the LSI acquisition, and changes due to non-LSI acquisition activities during the three fiscal quarters ended August 3, 2014 (in millions). Our discussion of these balance sheet captions and their impact on liquidity and capital resources is principally focused on those amounts presented in the non-LSI acquisition column below and, unless otherwise noted, excludes the impact of balances acquired and assumed from LSI on May 6, 2014.

	Balances at	Balances acquired and assumed from LSI on	Balances at	Non-LSI acquisition
	November 3, 2013	May 6, 2014	August 3, 2014	Increase (Decrease)
Trade accounts receivable, net	$418	$282	$590	$(110)
Inventory	285	386	482	(189)
Assets held-for-sale	—	450	1,029	579
Other current assets	130	357	462	(25)
Other long-term assets	53	178	328	97

Accounts payable	278	207	459	(26)
Employee compensation and benefits	98	91	207	18
Other current liabilities	47	175	228	6
Pension and post-retirement benefit obligations	62	446	481	(27)
Other long-term liabilities	44	353	271	(126)
Trade accounts receivable decreased by $110 million. The number of days sales outstanding decreased to 42 days at August 3, 2014 from 52 days at November 3, 2013 due to the linearity of revenue and timing of collections.
Inventory decreased by $189 million. The number of days of inventory on hand decreased to 58 days at August 3, 2014 compared to 69 days at November 3, 2013, due primarily to the impact of the LSI acquisition. This decrease was partially offset by planned increases in certain inventory to support an anticipated increase in demand from our wireless communication and wired infrastructure target markets, as well as lifetime purchases of certain wafers and other materials in the fiscal quarter ended

August 3, 2014. Of the 58 days and 69 days of inventory on hand as of August 3, 2014 and November 3, 2013, respectively, 8 days and 9 days, respectively, were attributable to the lifetime purchases.
Assets-held-for-sale increased to $1,029 million from the end of fiscal year 2013 due to the pending sale of the Axxia Business and the recently closed sale of the Flash Business.
Other current assets decreased by $25 million. The decrease was primarily attributable to a $16 million decrease in receivables from development arrangements and intellectual property-related revenue, a $16 million decrease in other receivables, an $11 million decrease due to the sale of our investment in common stock of a U.S. publicly-traded company, and an $8 million decrease in current deferred tax assets. These decreases were substantially offset by a $17 million increase in unamortized debt issuance costs related to the 2014 Credit Agreement, and a $6 million increase in receivables from our contract manufacturers for materials purchased by us on their behalf to secure pricing.
Other long-term assets increased by $97 million. The increase was primarily attributable to a $102 million increase in unamortized debt issuance costs related to the 2014 Credit Agreement and a $26 million increase in tax-related deferred charges associated with the CyOptics acquisition. These increases were partially offset by an $11 million decrease in prepaid bonuses related to the CyOptics acquisition, a $9 million decrease in intellectual property related receivables and an $8 million impairment charge on privately-held cost method investments.
Accounts payable decreased by $26 million due to the timing of disbursements.
Employee compensation and benefits accruals increased by $18 million due to a $19 million increase due to performance levels under our employee bonus program related to our overall profitability and other performance metrics, a $6 million increase in salary payable due to annual merit-based salary increases and a $3 million increase in withholdings for the employee share purchase program, partially offset by an $11 million decrease in accrued employee benefits.
Other current liabilities increased by $6 million due to a $33 million increase in accrued interest related to our borrowings, a $26 million increase in restructuring liabilities, and a $9 million increase in rebate accruals, partially offset by a $35 million decrease in deferred revenue, a $31 million decrease in LSI acquisition related payables and a $5 million decrease in a CyOptics acquisition employee related payable and other miscellaneous accrued liabilities.
Long-term pension and post-retirement benefit obligations decreased by $27 million primarily due to $13 million of pension plan contributions and a $9 million decrease resulting from plan amendments.
Other long-term liabilities decreased by $126 million primarily due to a decrease in tax-related liabilities.
Net cash provided by operating activities during the three fiscal quarters ended August 4, 2013 was $510 million. The net cash provided by operating activities was principally due to net income of $380 million, which includes non-cash charges of $186 million that were partially offset by changes in operating assets and liabilities of $56 million. The non-cash charges of $186 million included $129 million for depreciation and amortization and $55 million of non-cash, share based compensation.
Accounts receivable increased to $365 million at August 4, 2013 from $341 million at the end of fiscal year 2012. The number of days sales outstanding increased to 52 days at August 4, 2013 from 51 days at October 28, 2012 due to linearity of revenue and timing of collections.
Inventory increased to $284 million at August 4, 2013 from $194 million at the end of fiscal year 2012. The number of days of inventory on hand increased to 80 days at August 4, 2013 compared to 58 days at October 28, 2012, due primarily to an increase in inventory to prepare for an anticipated increase in demand from our wireless target market, as well as significant lifetime purchases of certain wafers and other materials in the three fiscal quarters ended August 4, 2013. Of the 80 days and 58 days of inventory on hand as of August 4, 2013 and October 28, 2012, respectively, 9 days and 8 days, respectively, were attributable to these lifetime purchases. Inventory on hand as of August 4, 2013 was also adversely impacted by 5 days due to inventory acquired from CyOptics.
Other current assets increased to $129 million at August 4, 2013 from $72 million at the end of fiscal year 2012, primarily due to a $2 million increase in prepaid expenses, a $3 million increase in receivables from our contract manufacturers for materials purchased by us on their behalf to secure pricing, an $8 million increase in advances made to certain of our existing distributors for anticipated distributor price adjustments, an $8 million increase in current deferred tax assets attributable to the CyOptics and Javelin acquisitions, a $10 million increase due to the CyOptics employee retention plan, a $27 million increase due to the fair market value and classification as short-term marketable securities investments to other current assets from long-term assets and an increase in the fair market value of deferred compensation plan assets during the fiscal quarter ended August 4, 2013. These increases were partially offset by a $1 million decrease in receivables from intellectual property-related revenue and a $1 million decrease in deposits paid for fixed assets.
Current liabilities increased to $380 million at August 4, 2013 from $346 million at the end of fiscal year 2012, primarily due to increases in employee compensation and benefits and accounts payable, partially offset by decreases in other current liabilities. Employee compensation and benefits increased to $80 million at August 4, 2013 compared to $61 million at the end of fiscal year 2012 primarily due to an $11 million increase in accruals under our employee bonus program related to our overall profitability, a $5 million increase in salaries payable, other commissions and employee benefits, and a $3 million increase due to employee contributions to the ESPP, 401(k) and flexible spending plans. Accounts payable increased to $266 million at August 4, 2013 from $248 million at the end of fiscal year 2012 mainly due to timing of disbursements. Other current liabilities decreased to $32 million at August 4, 2013 from $36 million at the end of fiscal year 2012 due to a $12 million decrease in income, sales and use taxes payable, a $1 million decrease in supplier liabilities, and a $1 million decrease in accrued sales commissions, partially offset by a $2 million increase in deferred sales and support income.
Investing Activities
Net cash used in investing activities for the three fiscal quarters ended August 3, 2014 was $5,850 million, primarily due to $5,644 million, net of cash acquired for the LSI acquisition and $220 million in purchases of property, plant and equipment in connection with the continued expansion of our manufacturing facility in Fort Collins, Colorado, partially offset by $14 million in cash proceeds from the sale of an investment in trading securities.
Net cash used in investing activities for the three fiscal quarters ended August 4, 2013 was $598 million, primarily due to the $372 million and $37 million in cash paid for the acquisitions of CyOptics and Javelin, respectively, $179 million in purchases of property, plant and equipment in connection with the continued expansion of our manufacturing facility in Fort Collins, Colorado, and $10 million in purchases of short-term marketable equity securities.
  Financing Activities
Net cash provided by financing activities for the three fiscal quarters ended August 3, 2014 was $5,348 million. The net cash provided by financing activities was principally due to $4,600 million of proceeds from bank term loans under the 2014 Credit Agreement, $1,000 million of proceeds from the issuance of convertible senior notes, $86 million of proceeds from the exercise of share options and purchases under our ESPP, and $2 million in proceeds from research and development grants. These financing cash inflows were partially offset by $124 million of debt issuance costs, $203 million of dividends to shareholders, and $12 million to repurchase 0.3 million of our ordinary shares.
Net cash used in financing activities for the three fiscal quarters ended August 4, 2013 was $133 million. The net cash used in financing activities was principally due to $141 million of dividends to shareholders and $62 million to repurchase 1.7 million of our ordinary shares under our 2013 share repurchase program. These cash outflows were partially offset by $60 million of proceeds from the exercise of options and purchases under our ESPP, proceeds from research and development grants of $8 million and an excess tax benefit of $3 million.
Indebtedness
2013 Revolving Credit Facility
Prior to May 6, 2014, we had an unsecured, revolving credit facility, or the 2013 revolving credit facility, in the amount of $575 million, which included borrowing capacity available for letters of credit. We had no borrowings outstanding under this revolving credit facility, and we were in compliance with the covenants under the related credit agreement when it was terminated at the time of our acquisition of LSI.
Term Loans and Revolving Credit Facilities
In connection with the acquisition of LSI on May 6, 2014, our subsidiaries Avago Technologies Finance Pte. Ltd., or AT Finance, Avago Technologies Cayman Ltd., or AT Cayman, and Avago Technologies Holdings Luxembourg S.àr.l, or AT Luxco and together with AT Cayman, referred to as the Borrowers, together with a group of lenders, including Deutsche Bank AG New York Branch as the Administrative Agent, entered into a new Credit Agreement, dated May 6, 2014, referred to as the 2014 Credit Agreement. The 2014 Credit Agreement provides for a term loan facility in the aggregate principal amount of $4.6 billion and a revolving credit facility that permits the Borrowers to borrow loans from time to time in an aggregate principal amount of up to $500 million, for general corporate purposes, for swingline loans of up to $75 million in the aggregate and for the issuance of letters of credit of up to $100 million in the aggregate, which, in the case of swingline loans and letters of credit, reduce the available borrowing capacity under the revolving credit facility on a dollar for dollar basis. The Borrowers’ obligations under the 2014 Credit Agreement are guaranteed by AT Finance and certain of its subsidiaries, or the Subsidiary Guarantors, and are collateralized, subject to certain exceptions, by all the assets of AT Finance, each Borrower, and each Subsidiary Guarantor. The term loan facility has a term of 7 years and the revolving credit facility has a term of 5 years.
Loans under the 2014 Credit Agreement will bear interest at a rate per annum equal to, at our option:
(i)  the greatest of (a) the rate of interest per annum publicly announced from time to time by Deutsche Bank AG New York Branch as its prime rate in effect at its principal office in New York City, (b) the Federal Funds Effective Rate (as defined in the 2014 Credit Agreement) in effect on the relevant day plus 1/2 of 1% per annum, (c) the Adjusted LIBO Rate (as defined in the 2014 Credit Agreement) on the relevant day for a deposit in dollars with a maturity of one month plus 1% per annum and (d), with respect to term loans, 1.75%; or

(ii)  the interest rate per annum equal to the greater of (a) (x) the LIBO Rate for such Interest Period (as defined in the 2014 Credit Agreement) multiplied by (y) the Statutory Reserve Rate (as defined in the 2014 Credit Agreement) and (b) with respect to term loans, 0.75% per annum.
The 2014 Credit Agreement includes (i) financial covenants requiring AT Finance to, at any time the revolving credit facility is drawn by more than 30%, maintain a maximum first lien leverage ratio; (ii) customary restrictive covenants (subject, in each case, to certain exceptions and amounts) that limit AT Finance and its subsidiaries’ ability to, among other things, incur indebtedness, create liens, merge or consolidate with and into other persons, make acquisitions and sell assets; (iii) customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments; and (iv) customary representations and warranties. In addition, AT Finance has the ability, at any time, to increase the aggregate term loans and revolving credit commitments under the 2014 Credit Agreement from $5.1 billion to $6.7 billion, subject to the condition that no default or event of default shall have occurred and be continuing and other terms and conditions set forth in the 2014 Credit Agreement, and the receipt of sufficient commitments for such increase from the lenders. The Borrowers have agreed to pay the lenders a commitment fee at a rate per annum that varies based on the total leverage ratio. The Borrowers also entered into collateral and related agreements ancillary to the 2014 Credit Agreement.
As of August 3, 2014, $4.6 billion in term loans were outstanding and we had no borrowings outstanding under the revolving credit facility. At August 3, 2014, we were in compliance with the covenants contained in the 2014 Credit Agreement.
Convertible Senior Notes
In connection with the acquisition of LSI on May 6, 2014, the Company completed the private placement of $1 billion in aggregate principal amount of 2% Convertible Senior Notes due 2021, or the Notes, to investment funds affiliated with Silver Lake Partners, or the Purchasers, pursuant to the terms of the Note Purchase Agreement among the Company, Silver Lake Partners IV, L.P. (whose rights and obligations under the Note Purchase Agreement were thereafter assigned to and assumed by the Purchasers), and Deutsche Bank AG, Singapore Branch, as lead manager. All of the net proceeds from issuance of the Notes were used to fund the LSI acquisition.
The Notes were issued pursuant to an Indenture, dated May 6, 2014, between the Company and U.S. Bank National Association, as trustee, or the Indenture. The Indenture includes customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are the Company’s unsecured senior obligations. The Notes will mature on August 15, 2021, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Notes will pay interest semi-annually at a rate of 2.0% per year, payable in arrears on May 1 and November 1 of each year, beginning on November 1, 2014, and on the maturity date. Subject to any limitations set forth in the Indenture, the Notes will be convertible at any time until the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, the Notes may be settled in the Company's ordinary shares, cash or a combination of cash and ordinary shares, at the Company’s option. The Notes were convertible at an initial conversion rate of 20.8160 ordinary shares per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $48.04 per ordinary share, and is subject to adjustment under the terms of the Notes (including adjustments for quarterly cash dividends paid on the Company's ordinary shares to the extent they exceed $0.27 per share). Holders of the Notes will have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), Avago may be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. Prior to May 6, 2019, the Company may not redeem the Notes. Beginning May 6, 2019, the Company may, at its option, redeem the Notes, in whole or in part if the closing sale price (as defined in the Indenture) of the ordinary shares for 20 or more trading days (as defined in the Indenture) in the period of 30 consecutive trading days ending on the trading day immediately prior to the date on which the Company provides notice of such redemption exceeds 150% of the applicable conversion price in effect on each such trading day, at a redemption price equal to 100% of the principal amount of notes being redeemed, together with accrued and unpaid interest to, but not including, the redemption date (as defined in the Indenture).
In connection with the sale of the Notes, the Company entered into a registration rights agreement, dated as of May 6, 2014, with the Purchasers, or the Registration Rights Agreement, providing for customary resale registration rights with respect to the Notes and the ordinary shares issuable upon conversion of the Notes, if any.
As of August 3, 2014, $1 billion in Notes were outstanding. As a result of quarterly dividend paid on our ordinary shares after the date of issuance of the Notes, as of August 3, 2014, the conversion rate was 20.8218 per ordinary shares per $1,000 principal amount of the Notes, which is equivalent to a conversion price of approximately $48.03 per ordinary share.
At August 3, 2014, we were in compliance with the covenants described in the Indenture.

Contractual Commitments
See Note 12. "Commitments and Contingencies" to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at August 3, 2014, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $79 million of unrecognized tax benefits and accrued interest classified as long-term income tax payable on the unaudited condensed consolidated balance sheet as of August 3, 2014 have been excluded from the contractual obligations and commitments table included in Note 12 "Commitments and Contingencies".
There were no other material changes to our contractual commitments as of August 3, 2014 from those disclosed in our 2013 Annual Report on Form 10-K other than those updated in this Quarterly Report on Form 10-Q .
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at August 3, 2014 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act .
Indemnifications
See Note 12. "Commitments and Contingencies" to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
 Interest Rate Risk
At August 3, 2014, we had $4.6 billion of term loan debt outstanding under our 2014 Credit Agreement, with an applicable interest rate that is based on a floating rate index. A 1.0% increase in the applicable interest rate would increase the interest expense for the next 12 months on our outstanding term loan debt by $46 million.
Foreign Currency Derivative Instruments
We enter into foreign exchange forward contracts to hedge a portion of our exposures to changes in currency exchange rates as a result of our global operating and financing activities. Gains and losses from foreign currency transactions, as well as derivative instruments, were not significant for any period presented in these unaudited condensed consolidated financial statements.
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial condition and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of August 3, 2014, we do not believe that we have any material direct or indirect exposure to the European financial markets.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of August 3, 2014. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of August 3, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
A description of some of the primary risk factors associated with our business is set forth below. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2014. These risk factors, which could materially affect our business, financial conditions or results of operations, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently do not deem to be material may also adversely affect our business, financial condition or results of operations.
Risks Related to Our Business
The acquisition of LSI Corporation, or LSI, and the integration of its business, operations and employees with our own will involve risks and the failure to integrate successfully in the expected time frame may adversely affect our future results.
Our acquisition of LSI, which we completed on May 6, 2014, is our largest acquisition to date, by a significant margin. Any failure to successfully integrate the business, operations and employees of LSI, or to otherwise realize the anticipated benefits of the acquisition, could harm our results of operations. Our ability to realize these benefits will depend, in part, on the timely integration and consolidation of organizations, operations, facilities, procedures, policies and technologies, and the harmonization of differences in the business cultures between the two companies and their personnel. Implementation and integration of the LSI business will be complex and time-consuming, will involve additional expense and could disrupt our business and divert management's attention from ongoing business concerns. The challenges involved in integrating LSI include:

•	preserving customer, supplier and other important relationships of both LSI and Avago;

•	improving LSI's operating margins;

•	coordinating and integrating operations in India, a country in which Avago has not previously operated, and in China;

•	integrating financial forecasting and controls, procedures and reporting cycles;

•	combining and integrating IT systems;

•	integrating employees and related HR systems and benefits, maintaining employee morale and retaining key employees; and

•	managing the effects of the dispositions of LSI's Flash and Axxia Businesses and the transition of their personnel.
As a result of the acquisition of LSI, we are implementing certain cost reduction activities. As part of this exercise we expect to eliminate a substantial number of positions from our combined workforce across all business and functional areas, on a global basis, over approximately the next 12 months. During this time we will be dependent on the services of a number of employees who are transitioning out of our workforce. We may be unable to successfully manage these employees in the performance of their transition activities. We may also experience some unexpected attrition in our ongoing workforce as a result of the acquisition.
The benefits we expect to realize from the acquisition of LSI are, necessarily, based on projections and assumptions about the combined businesses of Avago and LSI and assume, among other things, the successful integration of LSI into our business and operations. These projections and assumptions may be inaccurate and we may not successfully integrate LSI and our operations in a timely manner, or at all. We may also be exposed to unexpected contingencies or liabilities of LSI. If we do not realize the anticipated benefits of this transaction, our growth strategy and future profitability could be affected. In addition, the acquisition will significantly increase the amount of our goodwill and other intangible assets, which could adversely affect our future results of operations.
The majority of our sales come from a small number of customers and the demands or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a reasonably small number of direct customers, OEMs and distributors for a majority of our business, revenue and results of operations, particularly in our wireless and enterprise storage target markets. During the fiscal quarter ended August 3, 2014, direct sales to Foxconn Technology Group companies, or Foxconn, accounted for 15% of our net revenue and our top 10 customers, which included three distributors, collectively accounted for 51% of our net revenue. During the three fiscal quarters ended August 3, 2014, direct sales to Foxconn accounted for 17% of our net revenue and our top 10 customers, which included three distributors, collectively accounted for 55% of our net revenue. However, we also believe our aggregate sales to Seagate, when direct sales are combined with indirect sales to the contract manufacturers that it utilizes, accounted for more than 10% of our net revenues for the fiscal quarter ended August 3, 2014 and aggregate sales to Apple, Inc. accounted for more than 10% of our net revenues for the three fiscal quarters ended August 3, 2014. We expect to continue to experience significant customer concentration in future periods.
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
Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the semiconductor industry generally, as well as in our target markets, which adversely affected our business and results of operations. In recent periods, market and business conditions in general have been adversely affected by investor and customer concerns about the global economic outlook, including concerns about economic recovery in the United States, the level of growth in China and conflict in Eastern Europe and the Middle East. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. Sustained uncertainty about, or worsening of, current global economic conditions will likely cause our customers and consumers to reduce or delay spending, leading to reduced demand for our products, could lead to the insolvency of key suppliers (resulting in product delays) and customers and intensify pricing pressures. Any or all of these factors could negatively affect our business, financial condition and result of operations.

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
We are dependent on a small number of markets, including the mobile handset market, which is volatile and is characterized by short product life cycles, fluctuations in demand, seasonality and increasingly high customer concentration, the hard disk drive market, the data center market and enterprise networking market, and dynamics in these industries could negatively impact our business or results of operations.
A substantial portion of our revenue is generated from sales of products for use in mobile handsets, particularly our FBAR filter products, the market for which is growing and becoming increasingly competitive. During the three fiscal quarters ended August 3, 2014, revenue from our wireless communications target market accounted for 40% of our net revenue. The mobile handset market is characterized by intense competition among an increasingly concentrated group of OEMs, rapidly evolving technology, including the shift to LTE and LTE-advanced standards, and changing consumer preferences. These factors result in the frequent introduction of new products, aggressive price competition, short product life cycles, and continually evolving mobile handset specifications. If we, our customers or mobile handset OEMs are unable to manage product transitions, our business and results of operations could be negatively affected. Our success in this market is dependent on the continued competitiveness of our FBAR filter products, and on the broad commercial acceptance of the mobile handsets into which our products are incorporated, as well as increasing the amount of our products in successive generations of those handsets. If the mobile handsets into which our products are designed do not achieve significant customer acceptance, our revenue will be adversely affected. Similarly, even though we may achieve design wins for a particular handset, we may not be designed into the next generation of a particular handset or new model of handset, which could result in a sharp decrease in our revenues.
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
In addition, as a result of our acquisition of LSI, we also derive a substantial portion of our revenues from products used in hard disk drives. The hard disk drive industry has experienced consolidation over the last few years, resulting in fewer design opportunities and hard disk drive programs and a corresponding increase in the significance of winning or losing any one design or program. Additionally, we believe that end users may be purchasing tablet computers, which use flash memory rather than hard disk drives to store data, as a substitute for purchasing a notebook computer containing a hard disk drive. We do not currently provide controllers for flash memory used in tablet computers and further increases in sales of tablet computers could adversely affect our hard disk drive revenues. Our acquisition of LSI has also resulted in us deriving a larger portion of our revenue from ASICs that we design and manufacture, particularly those for datacenter and enterprise networking products, both of which are manufactured by an increasingly concentrated group of large OEMs.
We may pursue acquisitions, dispositions, investments and joint ventures, which could adversely affect our results of operations.
We may make acquisitions of, and investments in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities, such as our recent acquisitions of LSI and PLX. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful. In addition, our original estimates and assumptions used in assessing any acquisition that we make may be inaccurate and we may not realize the expected financial or strategic benefits of any such acquisition. From time to time, we may also divest portions of our business that are no longer strategically important or exit minority investments, such as our dispositions of the Flash and Axxia Businesses, which could materially affect our cash flows and results of operations for the period in which such events occur.
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
Any acquisition may also cause us to assume liabilities and ongoing lawsuits, acquire goodwill and other non-amortizable intangible assets that will be subject to impairment testing and potential impairment charges, incur amortization expense related to certain intangible assets, increase our expenses and working capital requirements, and subject us to litigation, which would reduce our return on invested capital. In addition, if the businesses or product lines that we acquire have a different pricing or cost structure than we do, such acquisitions may adversely affect our profitability and reduce our overall margin. Failure to manage and successfully integrate the acquisitions we make or to improve margins of the acquired businesses and products could materially harm our business, operating results and margins. Any dispositions we may make may also result in ongoing obligations to us following any such divestiture, for example as a result of any transition services or indemnities we agree to provide to the purchaser in any such transaction, which may result in additional expenses and may adversely affect our financial condition and results of operation.
Any future acquisitions we make may also require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings and, in the case of equity or equity-linked financing, would be dilutive to our existing shareholders. We also incurred a significant amount of debt in connection with our acquisition of LSI, which is secured by the substantial majority of our assets. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations. All of the above factors apply to our acquisition of LSI.
Our operating results are subject to substantial quarterly and annual fluctuations.
Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	the timing of launches by our customers of new products, such as cell phones, in which our products are included and changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	customer concentration and the gain or loss of significant customers;

•	the timing of acquisitions of, or making and exiting investments in, other entities, businesses or technologies; and

•	market acceptance of our products and our customers' products;

•	changes in our product mix or customer mix and their effect on our gross margin;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenues and royalty and other payments from intellectual property sales and licensing arrangements;

•	our ability to successfully and timely integrate, and realize the benefits of, our acquisitions of LSI and PLX and any other significant acquisitions we may make;

•	new product announcements and introductions by us or our competitors;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	seasonality or cyclical fluctuations in our markets;

•	currency fluctuations;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	intellectual property disputes and associated litigation expenses;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.
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
Our business is dependent on us winning competitive bid selection processes, known as “design wins,” to develop semiconductors for use in our customers' products. These selection processes are typically lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that many of our products, and the end products into which our products are incorporated, often have very short life cycles. For example, cell-phone manufacturers regularly introduce new or upgraded handsets, often every nine to 15 months and sometimes more frequently, and will bid out the components for each new model, and often every upgrade of a particular model. Similarly, many of our storage products also have limited lives before they are replaced by products using newer technology. Failure to obtain a particular design win sometimes prevents us from offering successive generations of a product. This can result in lost revenues and could weaken our position in future competitive selection processes.
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
Finally, some customers will not purchase any products from us, other than limited numbers of evaluation units, until they qualify the products and/or the manufacturing line for the products. The qualification process can take significant time and resources and we may not always be able to satisfy the qualification requirements of these customers. Delays in qualification or failure to qualify our products may cause a customer to discontinue use of non-qualified products or forego future orders and result in a significant loss of revenue.
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
Visibility into our target markets is limited and industry and target market growth rates may not be as forecasted. Any decline in our customers' markets would likely result in a reduction in demand for our products. In such an environment, pricing pressures could intensify and, if we were unable to respond quickly, could significantly reduce our gross margins and reduce our revenue. If target market growth rates are not as expected, particularly in areas such as LTE handsets, data centers and storage, to the extent that we incur expenditures on process and product development that do not align with projected market requirements, this could also have a material adverse effect on our business and results of operations.
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
Although we operate using a primarily outsourced manufacturing business model, we also rely on the manufacturing facilities we own, in particular our GaAs fabs in Fort Collins, Colorado and Singapore, and our InP fab in Breinigsville, Pennsylvania and InP back-end assembly facility in Matamoros, Mexico. We maintain our internal fabrication facilities for products utilizing our innovative materials and processes, to protect our intellectual property, to develop the technology for manufacturing and to ensure supply of certain components. We are currently expanding our Fort Collins facility to support anticipated growth in sales of our proprietary products, particularly for our wireless target market, and to leverage our fixed costs. Unanticipated delays in the construction of this expansion, or the failure of suppliers to timely deliver tools and other equipment needed to commence manufacturing in the expanded facility, could result in significant additional costs, and could result in us being unable to timely satisfy customer demand for the products we plan to manufacture at the expanded facility, all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, a prolonged disruption or material malfunction of, interruption in, or the loss of operations at, one or more of our production facilities, especially our Fort Collins, Singapore, Breinigsville and Matamoros facilities, or the failure to maintain our labor force at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. The replacement of any of our manufacturing facilities could take an extended amount of time and significant expenditures on our part before manufacturing operations could restart. We are in the process of relocating our U.S. corporate headquarters to the former LSI campus in San Jose, CA, which could require us to incur significant expenses and may cause disruptions to our operations. The potential delays and significant costs resulting from such steps could have a material adverse effect on our business, financial condition and results of operations.
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
We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers, some of which are our single source suppliers for these materials. We purchase a significant portion of our semiconductor materials and finished goods from a few suppliers and contract manufacturers. For the first three quarters of fiscal year 2014, we purchased 51% of the materials for our manufacturing processes from nine suppliers. For fiscal year 2013, we purchased 55% of the materials for our manufacturing processes from six suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers' requirements or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing, legal and finance personnel, and especially our design and technical personnel. We also seek to acquire talented engineering and technical personnel through acquisitions we may make from time to time. We do not know whether we will be able to retain all of these employees as we continue to pursue our business strategy. We have historically encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with expertise in analog and optoelectronic semiconductor design. Competition for such personnel is intense in the semiconductor industry, particularly in Southeast Asia where qualified engineers are in high demand. In addition, employees of companies or businesses that we acquire may decide not to continue working for us, with little or no notice, for reasons that may include dissatisfaction with our corporate culture, compensation or new roles and responsibilities. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. The loss of the services of key employees, especially our key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical personnel, could have a material adverse effect on our business, financial condition and results of operations.
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
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor either in arrears or in advance based on estimates. We record reserves for distributor rights related to these limited stock returns and price adjustments. We recognize revenues for sales to distributors upon delivery to the distributors, net of estimated provisions for these stock return and price adjustment programs. We have extended these programs to certain distributors in the United States, Asia and Europe and may extend them on a selective basis to some of our other distributors in these geographies. The reserves recorded for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates. These programs may require us to deploy a substantial amount of cash to fund them. As at August 3, 2014, we had an aggregate of approximately $34 million on deposit with various distributors to fund these programs. As at November 3, 2013, we had an aggregate of approximately $32 million on deposit with various distributors to fund these programs. The timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 27% and 28% of our net revenue for the three fiscal quarters ended August 3, 2014 and fiscal year 2013, respectively.
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
Our effective tax rates may be adversely affected by reorganization or restructuring of our businesses, jurisdictional revenue mix, and changes in tax regulations or policy, which could materially, adversely affect financial results.
We are a Singapore-based multinational company subject to tax in various tax jurisdictions. Our future effective tax rates could be unfavorably affected by the reorganization of businesses or assets that we may acquire or divest, or by the timing of such events (including for example, the integration and reorganization initiatives that we are undertaking as a result of our recent acquisitions), and by resulting changes in the valuation of our deferred tax assets and liabilities. In addition, our effective tax rates may also be adversely affected by fluctuations in the jurisdictional mix of revenues earned, and the relevant tax rates in those jurisdictions. Unanticipated changes in the tax rates, or tax policies of the countries in which we operate, could also adversely affect our future results of operations. Any of these events could have a material adverse impact on our income tax expense, cash flows, results of operations and financial position.
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
We sell our products throughout the world. In addition, as at August 3, 2014, approximately 46% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
We have accepted research and development grants, the receipt and amount of which are subject to our compliance with specified terms and conditions, both individually and in the aggregate. During the three fiscal quarters ended August 3, 2014, we recorded an aggregate of $2 million in credits to research and development expense and $1 million as a deferred credit for capital expenditures pursuant to these grants. During fiscal year 2013, we recorded an aggregate of $11 million in credits to research and development expense and $2 million as a deferred credit for capital expenditures pursuant to these grants. If we cannot or elect not to satisfy the terms and conditions of any of these grants, expenses incurred in respect of the relevant research and development projects will not be approved for reimbursement, we may be required to return amounts previously paid to us under the grants and further grants may not be available to us in the future. In the event we are unable to comply with the terms of any such grant, we may seek to amend the terms. However, any amendment, extension or renewal of such grants is in the discretion of the granting authority and we may not be able to effect any such change.
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
In addition to our employee sales representatives, we also rely on third-party distributors to sell our products, and use manufacturers' representatives in some circumstances, and the failure of these distributors or representatives to perform as expected could reduce our future sales.
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
We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. Even though, as at November 3, 2013, we concluded that our internal control over financial reporting was effective, we need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as we grow our business or acquire other businesses, including LSI and PLX, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.
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
We sponsor several defined benefit plans outside of the United States and post-retirement medical benefit plans in the United States. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. The difference between the obligations and assets of these plans, or the funded status of these plans, is a significant factor in determining our pension expense and the ongoing funding requirements of these plans. Weak economic conditions and related under-performance of asset markets could lead to increased pension and post-retirement benefit expenses. We may also seek to move defined benefit plans to defined contribution plans or to cash out future retirees not yet receiving benefits, and we may choose to replace existing pension obligations with annuities. Any such changes may adversely affect our results of operations, including our profitability and cash flow. In the United States, we also self-fund a significant portion of our employees' health benefits. The costs of providing these benefits have been increasing steadily and significantly, and may increase further as the Patient Protection and Affordable Care Act of 2010 is implemented. Also, a significant portion of our employees' cash compensation is performance-related, based on achievement of annual metrics, which can cause significant fluctuations in our employee compensation expense, and in cash flows in the period in which payment occurs. Significant increases in the compensation, costs and expenses of the benefits we provide to our employees could adversely affect our financial condition and results of operations.
As a result of the LSI acquisition, we assumed defined benefit pension plans under which we are obligated to make future contributions to fund benefits to participants. Most benefit accruals under the plans were frozen in 2009. The projected benefit obligations under these pension plans exceeded the value of the assets of those plans by approximately $446 million as at May 6, 2014. Our minimum required funding contributions to these plans for the remainder of our fiscal year 2014 is at least $41 million We expect to have additional funding requirements with respect to the plans in future years. We may also choose to make additional, voluntary contributions to the plans. In connection with the LSI acquisition, we also entered into an agreement with the Pension Benefit Guaranty Corporation pursuant to which we have agreed to make contributions ranging from $11 million to $31 million to these plans in excess of the minimum required contributions in each of our fiscal years 2015, 2016 and 2017, if we do not meet specified financial ratios. Depending on our cash position at the time, any such contributions to our pension plans could impact our operating flexibility and financial position, including adversely affecting our results of operations for the quarter in which they are made.
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
As a result of our acquisition of LSI Corporation, we have a substantial amount of indebtedness outstanding, consisting of a $4.6 billion floating rate, senior collateralized term loan from a syndicate of financial institutions, pursuant to a new credit agreement, or the 2014 Credit Agreement, and $1 billion of our 2.0% Convertible Senior Notes due 2021, or the Notes. The 2014 Credit Agreement relating to the term loan also provides for a senior secured revolving credit facility that permits us to borrow up to $500 million, from time to time, for general corporate purposes. The borrowers’ obligations under the 2014 Credit Agreement are guaranteed by a number of our subsidiaries and are secured, subject to certain exceptions, by all the assets of the borrowers, and each subsidiary guarantor. Subject to restrictions in the 2014 Credit Agreement, we may incur additional indebtedness.
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
We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. A ratings downgrade could adversely impact our ability to access debt markets in the future and increase the cost of future debt and may adversely affect our share price. Failure to maintain a public corporate credit rating from each of Standard & Poor's and Moody's may result in a default under the 2014 Credit Agreement.
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
The foregoing restrictions could limit our ability to plan for, or react to, changes in market conditions or our capital needs. We do not know whether we will be granted waivers under, or amendments to, our 2014 Credit Agreement or the indenture relating to the Notes, or the Indenture, if for any reason we are unable to meet these requirements, or whether we will be able to refinance our indebtedness on terms acceptable to us, or at all.
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
Our ability to make scheduled payments of the principal of, to pay interest on, to refinance our debt, and to make interest payments or other payments upon conversion of the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the senior credit agreement, the Notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our outstanding indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes or future indebtedness.
Holders may convert their Notes at their option at any time prior to the scheduled maturity of Notes. Upon conversion of the Notes, we may elect to deliver ordinary shares, cash or a combination of cash and shares in respect of the principal amounts thereof. Any conversion of the Notes prior to their maturity, or acceleration of the repayment of the Notes or future indebtedness after any applicable notice or grace periods could have a material adverse effect on our business, financial condition, results of operations and financial condition. Even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal amount of the Notes as a current rather than long-term liability, which would result in a material adverse impact on our reported financial results. In addition, holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. Upon the occurrence of a make-whole fundamental change, we may be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. If we are required to make repurchases of Notes surrendered therefor or elect to pay cash in respect of Notes being converted, it may have a material adverse effect on our cash flows and on our results of operations, particularly for the period in which any such payment is made. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

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
These fluctuations are often unrelated or disproportionate to our operating performance. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our ordinary shares. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. We are also the subject of a number of lawsuits stemming from our acquisitions of LSI and PLX. Securities litigation against us, including the lawsuits related to the LSI and PLX transactions, could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.
Conversion of the Notes may dilute the ownership interest of existing shareholders, including holders who had previously converted their Notes, or may otherwise depress the price of our ordinary shares.
Under the terms of the Note, we may elect to settle any conversions of the Notes in ordinary shares, cash or a combination of cash and shares. While we currently intend to settle any such conversions in cash, we may be unable, or elect not, to. In such event, the conversion of some or all of the Notes into our ordinary shares will dilute the ownership interests of our existing shareholders to the extent we deliver shares upon conversion of any of the Notes. Based on the current effective conversion price, if all the Notes were converted into ordinary shares, this would result in the issuance of approximately 21 million additional shares. The Notes are convertible at any time and any sales in the public market of the ordinary shares issuable upon such conversion could adversely affect prevailing market prices of our ordinary shares. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the Notes into our ordinary shares could depress the price of our ordinary shares.
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
As of June 30, 2014, we believe that our five largest shareholders are institutional investors and that they hold over 35% of our outstanding ordinary shares in the aggregate. These institutional investors may sell their shares for a variety of reasons, including dissatisfaction with our short- or long-term results. These holders may sell their shares at any time and such sales could depress the market price of our ordinary shares, given the large amounts of our shares held by these investors. Such sales could also impair our ability to raise capital through the sale of additional equity securities.
There can be no assurance that we will continue to declare cash dividends or that we will repurchase shares.
Our Board adopted a dividend policy pursuant to which the Company will pay quarterly dividends on our ordinary shares The declaration and payment of any future dividend is subject to the approval of our Board and our dividend policy could change at any time. Our 2013 share repurchase program expired on April 8, 2014 as of the date of this Quarterly Report on Form 10-Q our Board has not authorized a new program. There can be no assurance that we will declare cash dividends or repurchase shares in the future in any particular amounts, or at all. Furthermore, we may declare dividends as interim dividends, which are wholly provisional under Singapore law and may be revoked by our Board at any time prior to the payment thereof. The payment of cash dividends is restricted by applicable law and our corporate structure. Pursuant to Singapore law and our articles of association, no dividends may be paid except out of our profits. Also, because we are a holding company, our ability to pay cash dividends on our ordinary shares and to repurchase our shares is limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of our 2014 Credit Agreement.
While our cash dividend payments have historically increased over time, this trend may not continue any may be discontinued or reduced at any time. Future dividends and share repurchases, if any, their timing and amount, as well as the relative allocation of cash between dividends and share repurchases, may be affected by, among other factors: our views on potential future capital requirements for strategic transactions, including acquisitions; earnings levels; contractual restrictions; cash position and overall financial condition; and changes to our business model. In addition, the amount we spend and the number of shares we are able to repurchase may further be affected by a number of other factors, including the share price and blackout periods in which we are restricted from repurchasing shares. A reduction in, or elimination of, our dividend payments and/or share repurchases could have a negative effect on our share price.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results, particularly any guidance relating to the results of operations of acquired businesses or companies, such as LSI and CyOptics, as our management will, necessarily, be less familiar with their business, procedures and operations. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Quarterly Report on Form 10-Q could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the fiscal quarter and the three fiscal quarters ended August 3, 2014.
Issuer Repurchases of Equity Securities
There were no share repurchases during the fiscal quarter ended August 3, 2014.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger, dated December 15, 2013, by and among LSI Corporation, Avago Technologies Limited, Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and Leopold Merger Sub, Inc.	Avago Technologies Limited Current Report on Form 8-K/A (Commission File No. 001-34428).	December 16, 2013

3.1	Memorandum and Articles of Association	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	August 14, 2009

10.1	Indenture, dated as of May 6, 2014, between Avago Technologies Limited and U.S. Bank National Association as Trustee, related to 2.0% Convertible Senior Notes due 2021.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 6, 2014

10.2	Registration Rights Agreement, dated as of May 6, 2014, related to 2.0% Convertible Senior Notes due 2021 among Avago Technologies Limited, SLP Argo I Ltd. and SLP Argo II Ltd.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 6, 2014

10.3
Credit Agreement, dated as of May 6, 2014, by and among Avago Technologies Finance Pte. Ltd., Avago Technologies Cayman Ltd., Avago Technologies Holdings Luxembourg S.à.r.l., the lenders named therein, and Deutsche Bank AG New York Branch, as administrative agent.

		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 6, 2014

10.4+	LSI Corporation 2003 Equity Incentive Plan, as amended	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-195741)	May 6, 2014

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS†	XBRL Instance Document			X

101.SCH†	XBRL Schema Document			X

101.CAL†	XBRL Calculation Linkbase Document			X

101.DEF†	XBRL Definition Linkbase Document			X

101.LAB†	XBRL Labels Linkbase Document			X

101.PRE†	XBRL Presentation Linkbase Document			X

*
Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to the Agreement and Plan of Merger have been omitted. Avago hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

+	Indicates a management contract or compensatory plan or arrangement.
†
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at August 3, 2014 and November 3, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the fiscal quarters and three fiscal quarters ended August 3, 2014 and August 4, 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters and three fiscal quarters ended August 3, 2014 and August 4, 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three fiscal quarters ended August 3, 2014 and August 4, 2013 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVAGO TECHNOLOGIES LIMITED
By:	/s/ Anthony E. Maslowski
Anthony E. Maslowski
Chief Financial Officer
Date: September 12, 2014