Form 10-K
period 2014-11-02
Avago Technologies LTD
filed 2014-12-29
CIK 1441634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 2, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
State the aggregate market value of the Registrant’s voting and non-voting ordinary shares held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of May 4, 2014, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on May 2, 2014, the last trading day prior to our fiscal quarter end) was approximately $16.1 billion.
As of December 19, 2014, the Registrant had 255,331,527 ordinary shares outstanding.
Documents Incorporated by Reference
Information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for its 2015 Annual General Meeting of Shareholders. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K. The Registrant intends to file its definitive Proxy Statement within 120 days after its fiscal year ended November 2, 2014.

AVAGO TECHNOLOGIES LIMITED
2014 ANNUAL REPORT ON FORM 10-K

PART I
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and particularly in Item 1: “Business,” Item 1A: “Risk Factors,” Item 3: “Legal Proceedings” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. These statements are indicated by words or phrases such as “anticipate,” “expect,” “estimate,” “seek,” “plan,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations; statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, or enforceability of our intellectual property rights; and the effects of seasonality on our business. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. These factors include our ability to integrate and realize the expected benefits from our acquisition of LSI; any loss of our significant customers and fluctuations in the timing and volume of significant customer demand; global economic conditions and concerns; cyclicality in the semiconductor industry or in our target markets; increased dependence on the volatile, wireless handset market and on the enterprise storage market; delays, challenges and expenses associated with integrating acquired companies with our existing businesses and our ability to achieve the growth prospects and synergies expected from acquisitions we may make, including our recent acquisitions of LSI and PLX; quarterly and annual fluctuations in our operating results; our competitive performance and ability to continue achieving design wins with our customers, as well as the timing of those design wins; our ability to sell to new types of customers and to keep pace with technological advances; market acceptance of the end products into which our products are designed; rates of growth in our target markets; our dependence on contract manufacturing and outsourced supply chain and our ability to improve our cost structure through our manufacturing outsourcing program; prolonged disruptions of our or our contract manufacturers' manufacturing facilities or other significant operations; our dependence on outsourced service providers for certain key business services and their ability to execute to our requirements; our ability to maintain or improve gross margin; our ability to maintain tax concessions in certain jurisdictions; our ability to protect our intellectual property and the unpredictability of any associated litigation expenses; any expenses or reputational damage associated with resolving customer product warranty and indemnification claims; dependence on and risks associated with distributors of our products; the significant indebtedness incurred by us in connection with the LSI acquisition, including the need to generate sufficient cashflows to service and repay such debt; and other events and trends on a national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature. All of the forward-looking statements in this Annual Report on Form 10-K are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not in fact occur. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
References in this Annual Report on Form 10-K to “Avago,” “the Company,” “we,” “our,” or “us” refer to Avago Technologies Limited and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires. Our fiscal year ends on the Sunday closest to October 31. We refer to our fiscal years by the calendar year in which they end. For example, the fiscal year ended November 2, 2014 is referred to as “fiscal year 2014.”

ITEM 1.	BUSINESS
Overview
We are a leading designer, developer and global supplier of a broad range of semiconductor devices with a focus on analog III-V based products and complex digital and mixed signal complementary metal oxide semiconductor, or CMOS, based devices. We have a history of innovation and offer thousands of products that are used in end products such as smartphones, hard disk drives, computer servers, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, and factory automation and industrial equipment. We have four reportable segments: wireless communications, wired infrastructure, enterprise storage and industrial & other, which align with our principal target markets. We differentiate ourselves through our high performance design and integration capabilities and focus on developing products for target markets where we believe we can earn attractive margins.
Semiconductors are made by imprinting a network of electronic components onto a semiconductor wafer. These devices are designed to perform various functions such as processing, amplifying and selectively filtering electronic signals, controlling electronic system functions and processing, transmitting and storing data. We offer analog products based on III-V semiconductor materials, which have higher electrical conductivity than silicon and thus tend to have better performance characteristics in radio frequency, or RF, and optoelectronic applications. III-V refers to elements from the 3rd and 5th groups in the periodic table of chemical elements, and examples of these materials are gallium arsenide, or GaAs, gallium nitride, or GaN, and indium phosphide, or InP. Our digital and mixed signal products are based on silicon wafers with CMOS transistors offering fast switching speeds and low power consumption, which are both critical design factors for the markets we serve.
Our over 50-year history of innovation dates back to our origins within Hewlett-Packard Company and, more recently, with our acquisition of LSI Corporation, or LSI. Over the years, we have assembled a large team of analog design engineers and, with the acquisition of LSI, a large team of digital and mixed signal design engineers around the world. We maintain design and product development engineering resources at multiple locations in each of the United States, Asia and Europe, which allows us to leverage this worldwide engineering expertise. We strategically focus our research and development resources to address niche opportunities in our target markets and leverage our extensive portfolio of U.S. and foreign patents and other intellectual property, or IP, to integrate multiple technologies and create component solutions that target growth opportunities. We design products that deliver high-performance and provide mission-critical functionality.
Original equipment manufacturers, or OEMs, or their contract manufacturers, and distributors typically account for the substantial majority of our sales. We have established strong relationships with leading OEM customers across multiple target markets. Many of our major customer relationships have been in place for many years. Our close customer relationships have often been built as a result of years of collaborative product development, which has enabled us to build our IP portfolio and develop critical expertise regarding our customers’ requirements, including substantial system level knowledge. This collaboration has provided us with key insights into our customers and has enabled us to be more efficient and productive and to better serve our target markets and customers. We have a direct sales force focused on supporting large OEMs. We also distribute a substantial portion of our products through our broad distribution network, and a significant amount of these sales are to large global electronic components distributors, including Avnet, Inc. and Arrow Electronics, Inc. We also have a diversified and well-established base of thousands of end customers, located throughout the world, which we serve through our multi-channel sales and fulfillment system.
We focus on maintaining an efficient global supply chain and a variable, low-cost operating model. Accordingly, we outsource a majority of our manufacturing operations utilizing third-party foundry and assembly and test capabilities, as well as some of our corporate infrastructure functions. We aim to minimize capital expenditures by focusing our internal manufacturing capacity on products utilizing our innovative materials and processes, to protect our IP and to develop the technology for manufacturing, while outsourcing standard CMOS processes. We also have over 40 years of operating history in Asia, where approximately 42% of our employees are located and where we produce and source the majority of our products. Our presence in Asia places us in close proximity to many of our customers’ manufacturing facilities and at the center of worldwide electronics manufacturing.
Segment Financial Information
Accounting Standards Codification 280, "Segment Reporting," or ASC 280, establishes the standards for reporting segment information in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that, following the acquisition of LSI, it has four reportable segments for financial reporting purposes. These segments align with our four principal target markets and consist of wireless communications, wired infrastructure, enterprise storage and industrial & other. This change in segment reporting is reflected in the financial results for fiscal year 2014. Relevant historical financial information has been revised to conform to the fiscal year 2014 presentation.

Recent Developments
On May 6, 2014, we acquired LSI, a provider of high-performance storage and networking semiconductors, for approximately $6.5 billion. We are in the process of integrating LSI, which forms our enterprise storage segment and is part of our wired infrastructure and industrial & other segments. In connection with the LSI acquisition, we incurred $5.6 billion of new indebtedness. On August 12, 2014, we acquired PLX Technology, Inc., or PLX, a provider of PCI Express, or PCIe, semiconductor and software connectivity solutions, for approximately $308 million. We are in the process of integrating PLX into our enterprise storage segment.
On September 2, 2014, we sold LSI's Flash Components Division and Accelerated Solutions Division, or the Flash Business, to Seagate Technology LLC, or Seagate, for $450 million. On November 18, 2014, we sold LSI’s Axxia Networking Business and related assets, or the Axxia Business, to Intel Corporation, or Intel, for $650 million. In accordance with the applicable accounting guidance, the results of the Flash Business and the Axxia Business are presented as discontinued operations and, as such, have been excluded from continuing operations and from segment results for all periods presented.
Products and Markets
Our product portfolio ranges from discrete devices to complex sub-systems that include multiple device types and incorporate firmware for interfacing between digital systems. In some cases, our products include mechanical hardware that interfaces with optoelectronic or capacitive sensors. We focus on markets that require high quality and the integrated performance characteristics of our products. For fiscal year 2014, the wireless communications segment contributed 40%, the wired infrastructure segment contributed 27%, the enterprise storage segment contributed 20%, and the industrial & other segment contributed 13% of our net revenue, respectively. Fiscal year 2014 net revenue includes contributions from LSI and PLX commencing on their respective dates of acquisition; LSI and PLX primarily contributed to the enterprise storage segment.
The table below presents the major product families and major applications in our business segments.

Segment	Major Applications	Major Product Families
Wireless Communications	• Smartphones	• RF power amplifiers
• RF filters
• RF front end modules (FEMs)
• Ambient light sensors
• Proximity sensors
	• Base stations	• Low noise amplifiers
• Multimarket-wave mixers
• Diodes

Wired Infrastructure	• Data communications, storage area networking, servers, core routing and transport	• Fiber optic transceivers
	• Data communications, storage area networking and servers	• Serializer/deserializer (SerDes) ASICs
	• Data communications and telecommunications	• Optical laser and receiver components

Enterprise Storage	• Hard disk drives (HDD)	• Read channel based system-on-chip (SoCs)
• Preamplifiers
	• Servers and storage systems	• Serial attached SCSI (SAS) and redundant array of independent disks (RAID) controllers and adapters
	• Solid state drives (SSD)	• Custom flash controllers

Industrial & Other	• Factory automation, in-car infotainment and renewable energy systems	• Industrial fiber optics
	• Power isolation, power conversion and renewable energy systems	• Optocouplers
	• Motor controls and factory automation	• Motion control encoders and subsystems
	• Displays and lighting	• LEDs

Wireless Communications.  We support the wireless communications industry with a broad variety of RF semiconductor devices that amplify, as well as selectively filter, RF signals. Filters enable modern wireless communication systems to support a large number of subscribers simultaneously by ensuring that the multiple transmissions and receptions of voice and data streams do not interfere with each other. We were among the first to deliver commercial film bulk acoustic resonator, or FBAR, filters that offer technological advantages over competing filter technologies for smartphones to function more efficiently in today's congested RF spectrum. FBAR technology has historically maintained a significant market share within code division multiple access, or CDMA, and 3G/W-CDMA markets. As cellular carriers move to 4G/long-term evolution, or LTE, and LTE-advanced standards worldwide, we believe these technological advantages will continue to benefit our business. Our products include:
•FEMs that incorporate multiple die into multi-function RF devices;
•duplexers, which are a combination of a transmit and a receive filter in a single device, using our proprietary FBAR technology;
•monolithic or discrete microwave integrated circuit, or IC, filters;
•diodes; and
•discrete transistors.
Our expertise in amplifier design, FBAR technology and module integration enables us to offer industry-leading efficiency in RF transmitter applications. Our proprietary GaAs processes are critical to the production of power amplifier and low noise amplifier products. In addition to RF devices, we provide a variety of optoelectronic sensors for mobile handset applications.
Wired Infrastructure.  In the storage and Ethernet networking markets, we supply transceivers that receive and transmit information along optical fibers. We were one of the first to commercialize vertical-cavity surface emitting lasers, or VCSELs, which are key components within our transceivers. Our fiber optic products and our VCSEL-based products, including high bandwidth parallel optic transceivers and modules, have been widely adopted throughout the wired infrastructure and computing industries. We provide a range of product bandwidth options for customers, including options ranging from 125 Megabits per second, or Mbps, to 168 Gigabits per second, or Gbps. In Ethernet networking, we focus on higher bandwidth applications, principally 10G and emerging 40G and 100G for data center as well as enterprise customers. In storage, we focus on fiber channel-based applications including 8G and emerging 16G transceivers. In addition, we supply parallel optic transceivers with as many as 12 parallel channels for core routing, server, and high performance computing applications. We also supply optical laser and receiver components to the access, metro and long-haul telecommunication markets. For enterprise networking and server input/output, or I/O, applications, we supply high speed SerDes products integrated into application specific integrated circuits, or ASICs. Our ASICs are designed on advanced CMOS process technologies, focused primarily on 28nm and next generation 16nm processes. In these geometries, we are able to support data transmission rates of up to 32G per second. This segment also includes ASICs acquired from LSI.
Enterprise Storage.  This segment consists of LSI's storage products. These products enable secure movement of digital data to and from host machines such as servers, personal computers and storage systems to the underlying storage devices such as HDDs and SSDs. We provide read channel-based SoCs and preamplifiers to HDD OEMs. These are the critical chips required to read, write and protect data. An HDD SoC is an IC that combines the functionality of a read channel, serial interface, memory and a hard disk controller in a small, high-performance, low-power and cost-effective package. Read channels convert analog signals that are generated by reading the stored data on the physical media into digital signals. In addition, we sell preamplifiers, which are used to amplify the initial signal to and from the drive disk heads so the signal can be processed by the read channel.
We also provide custom flash controllers to SSD OEMs. An SSD stores data in flash memory instead of on a hard disk, providing high speed access to the data. Flash controllers manage the underlying flash memory in SSDs, performing critical functions such as reading and writing data to and from the flash memory and performing error correction, wear leveling and bad block management.
We provide SAS and RAID controller and adapter solutions to server and storage system OEMs. These solutions enable secure and high speed data transmission between a host computer, such as a server, and storage peripheral devices, such as HDD, SSD and optical disk drives and disk and tape-based storage systems. Some of these solutions are delivered as stand-alone semiconductors, typically as a controller. Other solutions are delivered as circuit boards, known as adapter products, which incorporate our semiconductors onto a circuit board with other features. RAID technology is a critical part of our server storage connectivity solutions as it provides protection against the loss of critical data resulting from HDD failures.
With the acquisition of PLX, we also provide interconnect semiconductors that support the PCI (Peripheral Component Interconnect), or PCI, and PCIe communication standards. PCIe is the primary interconnection mechanism inside computing systems today. We provide both PCIe switches as well as PCIe bridges. PCIe switches allow multiple devices connect to each other over a PCIe bus. PCIe bridges allow devices with other standards to be used in systems that need to interoperate with PCIe. Examples of applications using our PCIe products include servers, storage systems, gaming and workstation systems, networking and communications systems and industrial equipment.
Industrial & Other.  We provide a broad variety of products for the general industrial and automotive markets. We offer optical isolators, or optocouplers, which provide electrical insulation and signal isolation for signaling systems that are susceptible to electrical noise or interference. Optocouplers are used in a diverse set of applications, including industrial motors, automotive systems including those used in hybrid engines, power generation and distribution systems, switching power supplies, motion sensors, telecommunications equipment, computers and office equipment, plasma displays, and military electronics. For industrial motors and robotic motion control, we supply optical encoders, as well as ICs for the controller and decoder functions. For electronic signs and signals, we supply LED assemblies that offer high brightness and stable light output over thousands of hours, enabling us to support traffic signals, large commercial signs and other displays. For industrial networking, we provide faster optical transceivers using plastic optical fiber that enable quick and interoperable networking and factory automation. This segment also includes revenue from licensing our IP, including IP acquired from LSI.

Research and Development
We are committed to continuous investment in product development, with a focus on rapidly introducing new, proprietary products. Many of our products have grown out of our own research and development efforts, and have given us competitive advantages in certain target markets due to performance differentiation. However, from time to time we also seek to enhance our capabilities through the acquisition of engineers with complementary research and development skills and complementary technologies and businesses. We focus our research and development efforts on the development of innovative, sustainable and higher value product platforms. We leverage our design capabilities in markets where we believe our innovation and reputation will allow us to earn attractive margins by developing high value-add products.
We plan to continue investing in product development, both organically and through acquisition, to drive growth in our business. We also invest in process development and fabrication capabilities to optimize processes for devices that are manufactured internally. Our field application engineers, or FAEs, and design engineers are located near many of our top customers around the world. This enhances our customer reach and our visibility into new product opportunities and enables us to support our customers in each stage of their product development cycle, from early stages of production design through volume manufacturing and future growth. By collaborating with our customers, we have opportunities to develop high value-added, customized products for them that leverage our existing technologies. Research and development expenses were $695 million, $398 million and $335 million for fiscal years 2014, 2013 and 2012, respectively. We anticipate that we will continue to make significant research and development expenditures in order to maintain our competitive position with a continuous flow of innovative and sustainable product platforms.
Customers, Sales, Marketing and Distribution
We sell our products to a wide variety of OEMs, contract manufacturers, end users and distributors. Certain customers require us to contract with them directly and with specified intermediaries, such as contract manufacturers, and both often require timely delivery of our products to multiple locations around the world. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Sales to distributors accounted for 25% of our net revenue for fiscal year 2014. In fiscal year 2014, direct sales to Foxconn Technology Group companies, or Foxconn, a contract manufacturer, accounted for 20% of our net revenue. Our top ten direct customers, which included three distributors, collectively accounted for 57% of our net revenue. We believe our aggregate sales to Apple, Inc., when our direct sales to it are combined with sales to the contract manufacturers that it utilizes, accounted for more than 10% of our net revenues for both fiscal years 2014 and 2013. We believe our aggregate sales to Cisco Systems, Inc., when our direct sales to it are combined with sales to the contract manufacturers that it utilizes, accounted for more than 10% of our net revenue for fiscal year 2013. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top ten direct or indirect customers could have a material adverse effect on our business, results of operations and financial condition.
We sell our products through our direct sales force and a network of distributors globally. Our direct sales force is focused on supporting our large OEM customers. We have strategically developed distributor relationships to serve thousands of customers around the world. Based on net revenue, our main global distributors are Avnet, Inc. and Arrow Electronics, Inc., complemented by a number of specialty regional distributors with customer relationships based on their respective product ranges.
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
Operations
We use third-party contract manufacturers for a significant majority of our assembly and test operations, including ASE Korea Inc., and Inari Technology SDN BHD. A portion of our front-end wafer manufacturing operations is outsourced to external foundries, including Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, and WIN Semiconductors Corp. We have internal fabrication facilities for products utilizing our innovative materials and processes to protect our IP and to develop the technology for manufacturing, while we outsource standard CMOS processes. Examples of internally fabricated semiconductors include FBAR filters for wireless communications and VCSEL-based and InP-based lasers for fiber optic communications. The majority of our internal III-V semiconductor wafer fabrication is done in the United States and Singapore. Most of our products are designed to be manufactured in a specific process, typically at one particular foundry, either our own or with a particular contract manufacturer, and in some instances, we may only qualify one contract manufacturer to manufacture certain of our products. For selected customers, we maintain finished goods inventory near or at customer manufacturing sites to support their just-in-time production.
Materials and Suppliers
Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials. We purchase materials from hundreds of suppliers on a global basis. These supply relationships are generally conducted on a purchase order basis. While we have not experienced any significant difficulty in obtaining the materials used in the conduct of our business and we believe that no single supplier is material, some of the parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for re-design or qualification. Our long-term relationships with our suppliers allow us to proactively manage our technology development and product discontinuance plans, and to monitor our suppliers' financial health. Some suppliers may nonetheless extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique components, we may not be able to find a substitute quickly, or at all. To address the potential disruption in our supply chain, we may use a number of techniques, including qualifying more than one source of supply, redesigning products for alternative components and incremental, or in some cases "lifetime," purchases of affected parts for supply buffer.
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
In the wireless communications segment, we provide RF amplifiers, filters, FEMs, ambient light and proximity sensors for mobile phones. Our primary competitors for this target market are ams AG, Murata Manufacturing Co., Ltd., RF Micro Devices, Inc., Skyworks Solutions, Inc., and TriQuint Semiconductor, Inc. We compete based on our expertise in amplifier design, FBAR technology and module integration. We also compete against a number of smaller, niche wireless players based on our proprietary design expertise, broad product portfolio, proprietary material processes and integration expertise.
In the wired infrastructure segment, we provide fiber optic transceivers and SerDes ASICs for high-speed data communications and server applications. Our primary competitors for this target market are Finisar Corporation, JDS Uniphase Corporation, International Business Machines Corp. (Microelectronics Division), ST Microelectronics N.V., Sumitomo Corporation, BinOptics Corporation, and Mitsubishi Electric Corporation. We compete based on the strength of our high speed proprietary design expertise, our customer relationships, proprietary process technology and broad product portfolio.
In the enterprise storage segment, we provide read channel-based SoCs and preamplifiers to the HDD market, custom flash controllers to the SSD market, and SAS and RAID controller and adapter solutions to the server and storage system markets. Our competitors include Marvell Technology Group, Ltd., PMC-Sierra, Inc. and Texas Instruments, Inc.

In the industrial & other segment, we provide fiber optic transceivers for communication networks, LEDs for displays, motion control encoders and subsystems and optocouplers for factory automation and motor controls. Our primary competitors for this target market are Analog Devices, Inc., Cree, Inc., Hamamatsu Photonics K.K., Heidenhain Corporation, Renesas Electronics Corporation and Toshiba Corporation. We compete based on our design expertise, broad product portfolio, reputation for quality products and large customer base.
Intellectual Property
Our success depends in part upon our ability to protect our IP. To accomplish this, we rely on a combination of IP rights, including patents, copyrights, trademarks, service marks, trade secrets and similar IP, as well as customary contractual protections with our customers, suppliers, employees and consultants, and through security measures to protect our trade secrets. We believe our current product expertise, key engineering talent and IP portfolio provide us with a strong platform from which to develop application specific products in key target markets.
As of November 2, 2014, we had approximately 16,500 U.S. and foreign patents and approximately 3,300 U.S. and foreign pending patent applications. Our research and development efforts are presently resulting in approximately 200 new patent applications per year, relating to a wide range of ASIC, isolation, encoder, LED, RF and optoelectronic components, enterprise storage products, HDD silicon, PCIe, USB and other standard I/O devices, and associated applications. The expiration dates of our patents range from 2014 to 2033, with a small number of patents expiring in the near future, none of which are expected to be material to our IP portfolio. We are not substantially dependent on any single patent or group of related patents.
We focus our patent application program to a greater extent on those inventions and improvements that we believe are likely to be incorporated into our products, as contrasted with more basic research. However, we do not know how many of our pending patent applications will result in the issuance of patents or the extent to which the examination process could require us to narrow our claims.
We and our predecessors have also entered into a variety of IP licensing and cross-licensing arrangements that have both benefited our business and enabled some of our competitors. In addition, we license third-party technologies that are incorporated into some elements of our design activities, products and manufacturing processes. Historically, licenses of the third-party technologies used by us have been available to us on acceptable terms. A portion of our revenue comes from IP licensing royalty payments and from technology claim settlements relating to such IP, including licensing revenue generated by IP acquired from LSI.
The semiconductor industry is characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of IP rights. Many of our customer agreements require us to indemnify our customers for third-party IP infringement claims. Claims of this sort could harm our relationships with our customers and might deter future customers from doing business with us. With respect to any IP rights claims against us or our customers or distributors, we may be required to cease manufacture of the infringing product, pay damages, expend resources to develop non-infringing technology, seek a license which may not be available on commercially reasonable terms or at all, or relinquish patents or other IP rights.
Employees
As of November 2, 2014, we had approximately 8,400 employees worldwide. By geography, approximately 55% of our employees are located in North America, 42% in Asia, and 3% in Europe. In Singapore, approximately 330 of our 970 employees are subject to a collective bargaining agreement. In the United States, none of our employees is represented by a labor union. In Mexico, approximately 470 of our 670 employees are subject to a collective bargaining agreement. A small number of our employees in other countries are represented by workers' councils or labor unions. We believe we have a good working relationship with our employees.
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
Backlog
Our sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be, and often are, rescheduled, canceled or modified on relatively short notice, without substantial penalty. Therefore, we believe that purchase orders or backlog are not necessarily a reliable indicator of future sales.
Seasonality
Our net revenue in the second half of the fiscal year has typically been higher than our net revenue in the first half of the fiscal year, primarily due to seasonality in our wireless communications segment. This segment has historically experienced seasonality due to calendar year-end holiday increases in sales of mobile handsets manufactured by our OEM customers. However, from time to time, some of our key customers, particularly in our wireless communications and enterprise storage segments, place or delay large orders, often in connection with their expected new product launches, which cause our quarterly net revenues to fluctuate significantly. These fluctuations, combined with other factors such as changes in the overall economic environment, have increasingly overshadowed typical seasonal effects in recent periods.
Financial Information about Geographic Areas
For information on the geographic concentration of our net revenue and long-lived assets, please see Note 10. “Segment Information,” of our consolidated financial statements, included elsewhere in the Annual Report on Form 10-K.
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
We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the U.S. Securities and Exchange Commission, or the SEC. Such periodic reports, proxy statements and other information is available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or may be obtained by calling the SEC at 1–800–SEC–0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We maintain a website at www.avagotech.com. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports (and amendments thereto) filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC free of charge at the “Investors — SEC Filings” section of our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on or accessible through our website.

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

Risks Related to Our Business
The acquisition of LSI and the integration of its business, operations and employees with our own involves risks and the failure to integrate successfully in the expected time frame may adversely affect our future results.
Our acquisition of LSI on May 6, 2014 is our largest acquisition to date, by a significant margin. Any failure to successfully integrate the business, operations and employees of LSI, or to otherwise realize the anticipated benefits of the acquisition, could harm our results of operations. Our ability to realize these benefits will depend on the timely integration and consolidation of organizations, operations, facilities, procedures, policies and technologies, and the harmonization of differences in the business cultures between the two companies and their personnel. Integration of the LSI business will be complex and time-consuming, will involve additional expense and could disrupt our business and divert management's attention from ongoing business concerns. The challenges involved in integrating LSI include:

•	preserving customer, supplier and other important relationships of both LSI and Avago;

•	improving LSI's operating margins;

•	coordinating and integrating operations in India, a country in which Avago has not previously operated, and in China;

•	integrating financial forecasting and controls, procedures and reporting cycles;

•	combining and integrating information technology, or IT, systems;

•	integrating employees and related HR systems and benefits, maintaining employee morale and retaining key employees; and

•	managing the effects of the disposition of LSI's Flash and Axxia Businesses and the transition of their personnel.
As a result of the acquisition of LSI, we are implementing certain cost reduction activities, including the elimination of a substantial number of positions from our combined workforce across all business and functional areas on a global basis, over approximately the next 9-12 months. During this time we will be dependent on the services of a number of employees who are transitioning out of our workforce. We may be unable to successfully manage these employees in the performance of their transition activities.
The benefits we expect to realize from the acquisition of LSI are, necessarily, based on projections and assumptions about the combined businesses of Avago and LSI and assume, among other things, the successful integration of LSI into our business and operations. These projections and assumptions may be inaccurate and we may not successfully integrate LSI and our operations in a timely manner, or at all. We may also be exposed to unexpected contingencies or liabilities of LSI. If we do not realize the anticipated benefits of this transaction, our growth strategy and future profitability could be affected. In addition, the acquisition significantly increased the amount of our goodwill and other intangible assets, which could adversely affect our future results of operations.
The majority of our sales come from a small number of customers and the demands or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a reasonably small number of direct customers, OEMs, or their contract manufacturers, and distributors for a majority of our business, revenue and results of operations, particularly in our wireless and enterprise storage target markets. During fiscal year 2014, direct sales to Foxconn accounted for 20% of our net revenue and our top 10 customers, which included three distributors, collectively accounted for 57% of our net revenue. During fiscal year 2013, direct sales to Foxconn accounted for 18% of our net revenue and our top 10 customers, which included three distributors, collectively accounted for 64% of our net revenue. However, we also believe our aggregate sales to Apple, Inc., when our direct sales to it are combined with sales to the contract manufacturers that it utilizes, accounted for more than 10% of our net revenues for fiscal year 2014. We expect to continue to experience significant customer concentration in future periods.
This customer concentration increases the risk of quarterly fluctuations in our operating results and sensitivity to any material, adverse developments experienced by our significant customers. In addition, our top customers' purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margins on certain products. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. Our customers often provide us with medium- to long-term product roadmaps and related indications of their product needs and purchases on a periodic basis, but they generally purchase our products on a weekly or daily basis, often pursuant to purchase orders, and the relationship, as well as particular orders, can be terminated at any time without significant penalty. To ensure availability of our products for some of our largest customers, we start manufacturing our products in advance of receiving purchase orders, based on our customers' forecasts. These forecasts are not binding purchase commitments and, as a result, we incur inventory and manufacturing costs in advance of anticipated sales. Since actual demand for our products may not match these forecasts, we may be subject to increased risks of high inventory carrying costs, product obsolescence and increased operating costs. In addition, the loss of, or any substantial reduction in sales to, any of our major direct or end customers could have a material adverse effect on our business, financial condition and results of operations.
Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.
Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the semiconductor industry generally, as well as in our target markets, which adversely affected our business and results of operations. In recent periods, market and business conditions in general have been adversely affected by investor and customer concerns about the global economic outlook, including concerns about economic recovery in the United States, the level of growth in China and conflict in Eastern Europe and the Middle East. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. Sustained uncertainty about, or worsening of, current global economic conditions may cause our customers and consumers to reduce or delay spending (leading to reduced demand for our products), could lead to the insolvency of key suppliers (resulting in product delays) and customers, and could intensify pricing pressures. Any or all of these factors could negatively affect our business, financial condition and result of operations.
We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, frequent new product introductions, short product life cycles (for semiconductors and for many of the end products in which they are used) and wide fluctuations in product supply and demand. From time to time, these factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general, and in our business in particular. Periods of industry downturns have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, resulting in an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. To the extent we cannot offset recessionary periods or periods of reduced growth that may occur in the industry, or in our target markets in particular, through increased market share or otherwise, our business could be adversely affected, net revenues may decline and financial condition and results of operations may suffer. In addition, in any future economic downturn we may be unable to reduce our costs quickly enough to maintain our operating profitability.
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
A substantial portion of our revenue is generated from sales of products for use in mobile handsets, particularly our FBAR filter products, the market for which is growing and becoming increasingly competitive. During fiscal year 2014, revenue from our wireless communications target market accounted for 40% of our net revenue. The mobile handset market is characterized by intense competition among an increasingly concentrated group of OEMs, rapidly evolving technology, including the shift to LTE and LTE-advanced standards, and changing consumer preferences. These factors result in the frequent introduction of new products, aggressive price competition, short product life cycles, and continually evolving mobile handset specifications. If we, our customers or mobile handset OEMs are unable to manage product transitions, our business and results of operations could be negatively affected. Our success in this market is dependent on the continued competitiveness of our FBAR filter products, and on the broad commercial acceptance of the mobile handsets into which our products are incorporated, as well as increasing the amount of our products in successive generations of those handsets. If the mobile handsets into which our products are designed do not achieve significant customer acceptance, our revenue will be adversely affected. Similarly, even though we may achieve design wins for a particular handset, we may not be designed into the next generation of a particular handset or new model of handset, which could result in a sharp decrease in our revenues. In the mobile handset market, demand has historically been stronger in the second half of the year than the first half of the year. However, the timing of new handset launches, which also drive demand, is often unpredictable. If mobile handset OEMs inaccurately forecast consumer demand, this may lead to significant changes in orders to their component suppliers. We have experienced both sharp increases and decreases in orders within the same quarter, often with limited advance notice, and we expect them to occur in the future. In addition, although the worldwide wireless handset market is large, growth trends and other variables are often uncertain and difficult to predict. Since the wireless handset market is a consumer-driven market, changes in the economy that affect consumer demand can also adversely affect our business and operating results.

In addition, as a result of our acquisition of LSI, we also derive a substantial portion of our revenues from products used in hard disk drives. The hard disk drive industry has experienced consolidation over the last few years, resulting in fewer design opportunities and hard disk drive programs, and a corresponding increase in the significance of winning or losing any one design or program. Additionally, we believe that end users may be purchasing tablet computers, which use flash memory rather than hard disk drives to store data, as a substitute for purchasing a notebook computer containing a hard disk drive. We do not currently provide controllers for flash memory used in tablet computers and further increases in sales of tablet computers could adversely affect our hard disk drive revenues. Our acquisition of LSI has also resulted in us deriving a larger portion of our revenue from ASICs that we design and manufacture, particularly those for datacenter and enterprise networking products, both of which are manufactured by an increasingly concentrated group of large OEMs.
We may pursue acquisitions, dispositions, investments and joint ventures, which could adversely affect our results of operations.
We may make acquisitions of, and investments in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities, such as our recent acquisitions of LSI and PLX. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, that we will be able to consummate any such transactions, or that such transactions will be successful. In addition, our original estimates and assumptions used in assessing any acquisition that we make may be inaccurate and we may not realize the expected financial or strategic benefits of any such acquisition. From time to time, we may also divest portions of our business that are no longer strategically important or exit minority investments, such as our dispositions of the Flash and Axxia Businesses, which could materially affect our cash flows and results of operations for the period in which such events occur. These transactions or any other acquisitions or dispositions involve risks and uncertainties. For example, the integration of acquired businesses may not be successful and could result in disruption to other parts of our business. In addition, any such integration may require that we incur significant restructuring charges, including as a result of streamlining, or divesting non-core portions of, acquired businesses. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of these integrations may be further complicated by such factors as the size of the business or entity acquired, geographic distances, lack of experience operating in the geographic market or industry sector of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management's attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business' technology, difficulties in entering markets in which we have no or limited direct prior experience, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our potential inability to achieve the growth prospects and synergies expected from any such acquisition. Even when an acquired business has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all material issues that might arise with respect to such acquired business.
Any acquisition may also cause us to assume liabilities and ongoing lawsuits, acquire goodwill and other non-amortizable intangible assets that will be subject to impairment testing and potential impairment charges, incur amortization expense related to certain intangible assets, increase our expenses and working capital requirements, and subject us to litigation, which would reduce our return on invested capital. In addition, if the businesses or product lines that we acquire have a different pricing or cost structure than we do, such acquisitions may adversely affect our profitability and reduce our overall margin. Failure to manage and successfully integrate the acquisitions we make or to improve margins of the acquired businesses and products could materially harm our business, operating results and margins. Any dispositions we may make may also result in ongoing obligations to us following any such divestiture, for example as a result of any transition services or indemnities we agree to provide to the purchaser in any such transaction, which may result in additional expenses and may adversely affect our financial condition and results of operations.
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
Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	the timing of launches by our customers of new products, such as cell phones, in which our products are included and changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	customer concentration and the gain or loss of significant customers;

•	the timing of acquisitions of, or making and exiting investments in, other entities, businesses or technologies;

•	market acceptance of our products and our customers' products;

•	changes in our product mix or customer mix and their effect on our gross margin;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenues and royalty and other payments from IP, sales and licensing arrangements;

•	our ability to successfully and timely integrate, and realize the benefits of, our acquisitions of LSI and PLX and any other significant acquisitions we may make;

•	new product announcements and introductions by us or our competitors;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	seasonality or cyclical fluctuations in our markets;

•	interest rate and currency fluctuations;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	IP disputes and associated litigation expenses;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.
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
Our business is dependent on us winning competitive bid selection processes, known as “design wins,” to develop semiconductors for use in our customers' products. These selection processes are typically lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that many of our products, and the end products into which our products are incorporated, often have very short life cycles. For example, cell-phone manufacturers regularly introduce new or upgraded handsets, often every nine to 15 months and sometimes more frequently, and will bid out the components for each new model, and often every upgrade of a particular model. Similarly, many of our data storage products also have limited lives before they are replaced by products using newer technology. Failure to obtain a particular design win sometimes prevents us from offering successive generations of a product. This can result in lost revenues and could weaken our position in future competitive selection processes.
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
Finally, some customers will not purchase any products from us, other than limited numbers of evaluation units, until they qualify the products and/or the manufacturing line for the products. The qualification process can take significant time and resources and we may not always be able to satisfy the qualification requirements of these customers. Delays in qualification or failure to qualify our products may cause a customer to discontinue use of non-qualified products or forgo future orders and result in a significant loss of revenue.
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
Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. The actions of our competitors, particularly in the area of pricing, can have a substantial adverse impact on our revenues. During past industry downturns, competition in our end markets intensified as semiconductor manufacturers reduced prices to combat production overcapacity and high inventory levels. In industry downturns, manufacturers in financial difficulties or in bankruptcy may implement pricing structures designed to ensure short-term market share and near-term survival, rather than securing long-term viability.
Our end markets may not perform as expected and our business and operating results could be harmed in such event.
Visibility into our end markets is limited, and industry and target market growth rates may not be as forecasted. Any decline in our customers' markets would likely result in a reduction in demand for our products. In such an environment, pricing pressures could intensify and, if we were unable to respond quickly, could significantly reduce our gross margins and reduce our revenue. If target market growth rates are not as expected, particularly in areas such as LTE handsets, data centers and storage, to the extent that we incur expenditures on process and product development that do not align with projected market requirements, this could also have a material adverse effect on our business and results of operations.

Dependence on contract manufacturing and third-party manufacturers of critical components within our supply chain may adversely affect our ability to bring products to market, damage our reputation and adversely affect our results of operations.
We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and module assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication capacity, including single-sourcing for many components or products. Most of our products are designed to be manufactured in a specific process, typically at one particular foundry, either our own or with a particular contract manufacturer. For example, TSMC supplies a substantial amount of the wafers we use in our products. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including ASE Korea Inc. and Inari Technology SDN BHD.
The ability and willingness of our contract manufacturers and foundries to perform is largely outside of our control. If one or more of our contract manufacturers or third-party component providers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and to timely deliver products to our customers, and our reputation could suffer. Component suppliers may extend lead times, limit supplies, increase prices or may discontinue parts due to capacity constraints, changes to manufacturing processes or other factors. We also depend on selected foundries to timely develop new, advanced manufacturing processes and we may be unable to deliver products to our customers if these new processes are not timely developed or we do not have sufficient access to them. For example, we have design wins based on manufacturing processes that are currently under development. If these processes are not developed on schedule, we may lose revenue opportunities and damage our relationships with our customers. Further, because of the limited competition among large foundries, it is possible that our foundry partners for products requiring these technologies will price their services at levels that have an adverse impact on our gross margins or make it unprofitable for us to offer these products. This limited competition among foundries may also make it more difficult for us to use a second foundry for a product when we believe that doing so would be advantageous.
Some components or parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. If one of our suppliers, particularly a single-source supplier, ceases to, or is unable to, manufacture such a component, or changes its manufacturing process, or if supply is otherwise constrained, we may need to source alternative parts, which may be difficult, expensive and take an extended period of time. We may also be forced to make a significant "lifetime" purchase of the affected component or part, in order to enable us to meet our customer demand, or to re-engineer a product. Significant lifetime purchases of such discontinued components could significantly increase our inventory and other expenses, such as insurance costs, and expose us to additional risks, such as the loss of, or damage to, products which may not subsequently be available to us from an alternative source. Such supply issues may also cause us to fail to timely meet customer demand. This could result in the payment of significant damages by us to our customers, and our net revenue could decline. In such events, our business, financial condition and results of operations would be adversely affected.
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
We purchase a significant portion of our semiconductor materials and finished goods from a few suppliers and contract manufacturers, some of which are single source suppliers. For fiscal year 2014, we purchased 53% of the materials for our manufacturing processes from six suppliers. For fiscal year 2013, we purchased 55% of the materials for our manufacturing processes from six suppliers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our contract manufacturers or suppliers. Our manufacturing processes rely on many materials, including silicon and GaAs and InP wafers, copper lead frames, precious metals, mold compound, ceramic packages and various chemicals and gases. From time to time, suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of components or raw materials at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
A prolonged disruption of our manufacturing facilities, research and development facilities or other significant operations could have a material adverse effect on our business, financial condition and results of operations.
Although we operate using a primarily outsourced manufacturing business model, we also rely on the manufacturing facilities we own, in particular our GaAs fabs in Fort Collins, Colorado and Singapore, our InP fab in Breinigsville, Pennsylvania and our InP back-end assembly facility in Matamoros, Mexico. We use these internal fabrication facilities for products utilizing our innovative materials and processes, to protect our IP, to develop the technology for manufacturing and to ensure supply of certain components. Many of our facilities, and those of our contract manufacturers and other suppliers, are located in the Pacific Rim region, which has above average seismic activity and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, primarily China, India, Malaysia, Singapore, South Korea, Fort Collins, Colorado, San Jose, California, and Breinigsville and Allentown, Pennsylvania, with the expertise of the personnel at each such location tending to be focused on one or two specific areas.
A prolonged disruption at one or more of our production or research facilities for any reason, especially our Fort Collins, Singapore, Breinigsville and Matamoros facilities, or those of our contract manufacturers or other suppliers, due to natural- or man-made disaster or other events outside of our control, such as widespread outbreaks of acute illness or the failure to maintain our labor force at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. Any such event would likely disrupt our operations, delay production, shipments and revenue, and could materially and adversely affect our business. Such events could also result in significant expenses to repair or replace our affected facilities, and in some instances could significantly curtail our research and development efforts in a particular product area or target market.
We are also in the process of relocating our U.S. corporate headquarters to the former LSI campus in San Jose, CA, which could require us to incur significant expenses and may cause disruptions to our operations.
We are making substantial capital investments in our Fort Collins, Colorado manufacturing facility and we may not realize the benefit we anticipate from these investments.
We are currently expanding our Fort Collins facility to support anticipated growth in sales of our proprietary products, particularly for our wireless end market, and to leverage our fixed costs. Unanticipated delays in this expansion could result in significant additional costs, and could result in us being unable to timely satisfy customer demand for the products we plan to manufacture at the expanded facility. If we underestimate customer demand, or if insufficient manufacturing capacity is available at this facility to satisfy customers' demands, we could forgo revenue opportunities, potentially lose market share and damage our customer relationships, all of which could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we overestimate customer demand we would experience excess capacity at this facility, which would result in increased fixed costs relative to the revenue we generate, which could adversely affect our results of operations.
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
Severe supply chain disruptions, such as those caused by large scale natural disasters and widespread illnesses, can adversely affect our, and our customers', ability to source materials and components needed to manufacture products. In such event, even if we are able to promptly resume production of our affected products, if our customers cannot timely resume their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations.
From time to time, customers may require rapid increases in production, for example when they are ramping up for a new product launch, such as a new generation smartphone, which can challenge our resources and reduce margins. We may not be able to purchase sufficient supplies or components or secure sufficient contract manufacturing capacity, including at our own internal manufacturing facilities, to meet such increases in product demand. This could harm our reputation, prevent us from taking advantage of opportunities, reduce revenue growth and subject us to additional liabilities if we are not able to timely satisfy customer orders.
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
We rely on our own internal IT systems and on third parties to provide corporate infrastructure services necessary for the operation of our business. Any failure of one or more of our vendors to provide these services could have a material adverse effect on our business.
We depend on various IT systems, including networks, applications and outsourced services. We rely on third-party vendors to provide critical corporate infrastructure services, including certain services related to accounting, billing, human resources, benefit plan administration, IT network development and network monitoring. The ability of these third-party vendors to successfully provide reliable, high quality services is subject to technical and operational uncertainties that are beyond our control. While we may be entitled to damages if our vendors fail to perform under their agreements with us, our agreements with these vendors limit the amount of damages we may receive. In addition, we do not know whether we will be able to collect on any award of damages or that any such damages would be sufficient to cover the actual costs we would incur as a result of any vendor's failure to perform under its agreement with us. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
Any failure of these systems and services to operate effectively could disrupt our operations and could have a material adverse effect our business, financial condition and results of operations by harming our ability to accurately forecast sales demand, manage our supply chain and production facilities, fulfill customer orders, and report financial and management information on a timely and accurate basis.
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

Our gross margin is also affected by the timing and amount of our non-product revenue, including non-refundable payments from customers for research and development projects during product development and IP-related revenue such as licensing royalty payments and revenues from sales of IP. Our non-product revenue is generally high margin, but fluctuates significantly from quarter to quarter. Businesses or companies that we may acquire from time to time may have different gross margin profiles than us and could, therefore, also affect our overall gross margin.
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
We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified IP activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2015 and 2025. Renewals and extensions of such tax incentives are in the discretion of the Singapore government, and we may not be able to extend these tax incentive arrangements after their expiration on similar terms or at all. We may also elect not to seek to renew or extend certain tax incentive arrangements. Absent these tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. In February 2010, the Malaysian government granted us a tax holiday on our qualifying Malaysian income, which is effective for 10 years beginning with our fiscal year 2009. The tax incentives that we have negotiated in Malaysia and other jurisdictions are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits. In such event, we could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements. For fiscal years 2014, 2013 and 2012, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes by approximately $99 million, $77 million, and $81 million, respectively, and increase diluted net income per share by $0.37, $0.31 and $0.33, respectively.
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

We may be subject to claims of infringement of third-party IP rights or demands that we license third-party technology, which could result in significant expense and loss of our IP rights.
The semiconductor industry is characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of IP rights, including actions by patent-holding companies that do not make or sell products. From time to time, third parties assert against us and our customers and distributors their patent, copyright, trademark, trade secret and other IP rights to technologies that are important to our business.
Litigation or settlement of claims that our products or processes infringe or misappropriate these rights, regardless of their merit, are frequently costly and divert the efforts and attention of our management and technical personnel. In addition, many of our customer agreements, and in some cases our asset sale agreements, require us to indemnify our customers or purchasers for third-party IP infringement claims, which have required and may in the future require that we defend those claims, and might require that we pay damages in the case of adverse rulings. Claims of this sort could also harm our relationships with our customers and might deter future customers from doing business with us. We do not know whether we will prevail in such proceedings given the complex technical issues and inherent uncertainties in IP litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

•	cease the manufacture, use or sale of the infringing products, processes or technology and/or make changes to our processes or products;

•	pay substantial damages for past, present and future use of the infringing technology;

•	expend significant resources to develop non-infringing technology;

•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•	enter into cross-licenses with our competitors, which could weaken our overall IP portfolio and our ability to compete in particular product categories;

•	indemnify customers or distributors;

•	pay substantial damages to our customers or end users to discontinue use or replace infringing technology with non-infringing technology; or

•	relinquish IP rights associated with one or more of our patent claims, if such claims are held invalid or otherwise unenforceable.
Any of the foregoing results could have a material adverse effect on our business, financial condition and results of operations.
We utilize a significant amount of IP in our business. If we are unable or fail to protect our IP, our business could be adversely affected.
Our success depends in part upon protecting our IP. To accomplish this, we rely on a combination of IP rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, suppliers, employees and consultants. We may be required to spend significant resources to monitor and protect our IP rights, and even with significant expenditures we may not be able to protect our IP rights valuable to our business. We are unable to predict that:

•
IP rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or, in the case of third-party IP rights, licensed or sub-licensed to us, be licensed to others;

•	our IP rights will provide competitive advantages to us;

•
rights previously granted by third parties to IP rights licensed or assigned to us, including portfolio cross-licenses, will not hamper our ability to assert our IP rights against potential competitors or hinder the settlement of currently pending or future disputes;

•	any of our pending or future patent, trademark or copyright applications will be issued or have the coverage originally sought; or

•	our IP rights will be enforced in certain jurisdictions where competition may be intense or where legal protection may be weak.
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
As part of our acquisition of LSI, we generate revenue from licensing royalty payments and from technology claim settlements relating to certain IP we acquired from LSI. From time to time we pursue litigation to assert our IP rights, including, in some cases, against third parties with whom we have ongoing relationships, such as customers and suppliers. Conversely, third parties may pursue IP litigation against us, which may increase as a result of our IP licensing business. An adverse decision in such types of legal action could limit our ability to assert our IP rights and limit the value of our technology, including the loss of opportunities to sell or license our technology to others or to collect royalty payments based upon successful protection and assertion of our IP against others. In addition, such legal actions or adverse decisions could otherwise negatively impact our business, financial condition and results of operations.
From time to time we may need to obtain additional IP licenses or renew existing license agreements. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms or at all.
If we are unable to attract and retain qualified personnel, especially our design and technical personnel, we may not be able to execute our business strategy effectively.
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
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor either in arrears or in advance based on estimates. We recognize reserves for distributor rights related to these limited stock returns and price adjustments. We recognize revenues for sales to distributors upon delivery to the distributors, net of estimated provisions for these stock return and price adjustment programs. We have extended these programs to certain distributors in the United States, Asia and Europe and may extend them on a selective basis to some of our other distributors in these geographies. The reserves recognized for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates. These programs may require us to deploy a substantial amount of cash to fund them. As of November 2, 2014, we had an aggregate of approximately $34 million on deposit with various distributors to fund these programs. The timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 25% and 28% of our net revenue for fiscal years 2014 and 2013, respectively.
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
We are a Singapore-based multinational company subject to tax in various tax jurisdictions. Our future effective tax rates could be unfavorably affected by the reorganization of businesses or assets that we may acquire or divest, or by the timing of such events, including for example, the integration and reorganization initiatives that we are undertaking as a result of our recent acquisitions, and by resulting changes in the valuation of our deferred tax assets and liabilities. In addition, our effective tax rates may also be adversely affected by fluctuations in the jurisdictional mix of revenues earned, and the relevant tax rates in those jurisdictions. Unanticipated changes in the tax rates, or tax policies of the countries in which we operate, could also adversely affect our future results of operations. Any of these events could have a material adverse impact on our income tax expense, cash flows, results of operations and financial position.
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
We sell our products throughout the world. In addition, as of November 2, 2014, approximately 53% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	changes in political, regulatory, legal or economic conditions;

•
restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including export duties and quotas and customs duties and tariffs;

•	disruptions of capital and trading markets;

•	changes in import or export licensing requirements;

•	transportation delays;

•	civil disturbances or political instability;

•	geopolitical turmoil, including terrorism, war or political or military coups;

•	changes in labor standards;

•	limitations on our ability under local laws to protect our IP;

•	nationalization of businesses and expropriation of assets;

•	changes in tax laws;

•	currency fluctuations, which may result in our products becoming too expensive for foreign customers or foreign-sourced materials and services becoming more expensive for us; and

•	difficulty in obtaining distribution and support.
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
We have accepted research and development grants, the receipt and amount of which are subject to our compliance with specified terms and conditions, both individually and in the aggregate. During fiscal year 2014, we recognized credits of $3 million to research and development expense and $1 million as a deferred credit for capital expenditures pursuant to these grants. During fiscal year 2013, we recognized credits of $11 million to research and development expense and $2 million as a deferred credit for capital expenditures pursuant to these grants. If we cannot or elect not to satisfy the terms and conditions of any of these grants, expenses incurred in respect of the relevant research and development projects will not be approved for reimbursement, we may be required to return amounts previously paid to us under the grants and further grants may not be available to us in the future. In the event we are unable to comply with the terms of any such grant, we may seek to amend the terms. However, any amendment, extension or renewal of such grants is in the discretion of the granting authority and we may not be able to effect any such change.

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

Social and environmental responsibility regulations, policies and provisions, including, for example, regulations related to “conflict minerals,” may make our supply chain more complex and may adversely affect our relationships with customers.
There is an increasing focus on corporate social and environmental responsibility in the semiconductor industry, particularly with OEMs that manufacture consumer electronics. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions that their suppliers should comply with, or they seek to include such provisions in their procurement terms and conditions. An increasing number of participants in the semiconductor industry are also joining voluntary social responsibility initiatives such as the U.N. Global Compact, a voluntary initiative for businesses to develop, implement and disclose sustainability policies and practices. These social and environmental responsibility provisions and initiatives are subject to change, can be unpredictable, and may be difficult for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers or contract manufacturers to comply, with such policies or provisions, a customer may stop purchasing products from us, and may take legal action against us, which could harm our reputation, revenues and results of operations.
We are subject to rules adopted by the SEC requiring us to disclose whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and its adjoining countries, or the DRC Region. In addition, as part of their corporate social and environmental responsibility programs, an increasing number of OEMs are seeking to source products that do not contain conflict minerals sourced from the DRC Region. This could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. Since our supply chain is complex, we are not currently able to definitively ascertain the origins of all of these minerals and metals used in our products. As a result, we may face difficulties in satisfying these customers' demands, which may harm our sales and operating results.
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
We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. Our evaluation of the effectiveness of our internal control over financial reporting as of November 2, 2014 did not include the internal controls of LSI, which we acquired in May 2014, and PLX, which we acquired in August 2014. Even though, as of November 2, 2014, we concluded that our internal control over financial reporting, excluding LSI and PLX, was effective, we need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as we grow our business or acquire other businesses, including LSI and PLX, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.
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
We sponsor several defined benefit plans and post-retirement medical benefit plans. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. The difference between the obligations and assets of these plans, or the funded status of these plans, is a significant factor in determining our pension expense and the ongoing funding requirements of these plans. Weak economic conditions and related under-performance of asset markets could lead to increased pension and post-retirement benefit expenses. In the United States, we also self-fund our employees' health benefits. The costs of providing these benefits are unpredictable and have been increasing steadily and significantly in recent years. Also, a significant portion of our employees' cash compensation is performance-related, based on achievement of annual metrics, which can cause significant fluctuations in our employee compensation expense, and in cash flows in the period in which payment occurs. Significant increases in the costs of the benefits we provide to our employees could adversely affect our financial condition and results of operations.
As a result of the LSI acquisition, we assumed defined benefit pension plans under which we are obligated to make future contributions to fund benefits to participants. Most benefit accruals under the plans were frozen in 2009. The projected benefit obligations under these pension plans exceeded the value of the assets of those plans by approximately $440 million as of November 2, 2014. We expect to have additional funding requirements with respect to the plans in future years, and we may also choose to make additional, voluntary contributions to the plans. Depending on our cash position at the time, any such funding of, or contributions to, our pension plans could impact our operating flexibility and financial position, including adversely affecting our cash flows and results of operations for the quarter in which they are made.
In order to reduce the expense associated with these programs, where practicable, we are seeking to move defined benefit plans to defined contribution plans, or to cash out future retirees not yet receiving benefits, and to replace existing pension obligations with annuities. Any such changes may adversely affect our results of operations, including our profitability and cash flows.
A breach of our security systems may have a material adverse effect on our business.
Our security systems are designed to maintain the physical security of our facilities and protect our customers', suppliers' and employees' confidential information, as well as our own proprietary information. However, we are also dependent on a number of third-party "cloud-based" service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access by third parties to our facilities, our information systems or the systems of our cloud-based service providers or the existence of computer viruses in our or their data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information. Any theft or misuse of such information could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our business, profitability and financial condition. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
Risks Relating to our Indebtedness
Our substantial indebtedness could adversely affect our financial health and our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate indebtedness and prevent us from fulfilling our obligations under our indebtedness.
As a result of our acquisition of LSI, we have a substantial amount of indebtedness outstanding, consisting of a $4.6 billion floating rate, senior collateralized term loan from a syndicate of financial institutions, or the Term Loans, pursuant to a new credit agreement, or the 2014 Credit Agreement, and $1 billion of our 2% Convertible Senior Notes due 2021, or the Convertible Notes. The 2014 Credit Agreement relating to the Term Loans also provides for a senior secured revolving credit facility that permits us to borrow up to $500 million, from time to time, for general corporate purposes, or the 2014 Revolving Credit Facility. The borrowers’ obligations under the 2014 Credit Agreement are guaranteed by a number of our subsidiaries and are secured, subject to certain exceptions, by all the assets of the borrowers, and each subsidiary guarantor. Subject to restrictions in the 2014 Credit Agreement, we may incur additional indebtedness.

Our substantial indebtedness could have important consequences including:

•	making it more difficult for us to satisfy our obligations with respect to our Convertible Notes, including our repurchase obligations;

•	increasing our vulnerability to adverse general economic and industry conditions;

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
The substantial majority of our debt will become due and payable at the end of its relevant seven-year term. In addition, if we were to experience a change of control, this would trigger an event of default under the credit agreement, which would permit the lenders to immediately declare the loans due and payable in whole or in part. In either such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
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
In addition, if, on the last day of any test period, the 2014 Revolving Credit Facility is drawn by more than 30% (other than with respect to undrawn letters of credit in an amount of up to $25 million), the 2014 Credit Agreement requires us to meet a first lien leverage ratio test. Our ability to meet this financial covenant may be affected by events beyond our control, and we do not know whether we will be able to maintain this ratio.
The foregoing restrictions could limit our ability to plan for, or react to, changes in market conditions or our capital needs. We do not know whether we will be granted waivers under, or amendments to, our 2014 Credit Agreement or the indenture relating to the Convertible Notes, or the Indenture, if for any reason we are unable to meet these requirements, or whether we will be able to refinance our indebtedness on terms acceptable to us, or at all.
The breach of any of these covenants or restrictions could result in a default under the Indenture governing our Convertible Notes or our 2014 Credit Agreement. In addition, the 2014 Credit Agreement and the Indenture contain cross-default provisions which could thereby result in an acceleration of amounts outstanding under all those debt instruments if certain events of default occur under any of them. If we are unable to repay these amounts, lenders having secured obligations, including the lenders under our 2014 Credit Agreement, could proceed against the collateral securing that debt. Any of the foregoing would have a material adverse effect on our business, financial condition and results of operations.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on, to refinance our debt, and to make interest payments or other payments upon conversion of the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the 2014 Credit Agreement, the Convertible Notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our outstanding indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Convertible Notes or future indebtedness.
Holders may convert their Convertible Notes at their option at any time prior to the scheduled maturity of the Convertible Notes. Upon conversion of the Convertible Notes, we may elect to deliver ordinary shares, cash or a combination of cash and shares in respect of the principal amounts thereof. Any conversion of the Convertible Notes prior to their maturity, or acceleration of the repayment of the Convertible Notes or future indebtedness after any applicable notice or grace periods could have a material adverse effect on our business, financial condition, results of operations and financial condition. Even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal amount of the Convertible Notes as a current rather than long-term liability, which would result in a material adverse impact on our consolidated financial statements. In addition, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, up to, but not including, the fundamental change repurchase date. Upon the occurrence of a make-whole fundamental change, we may be required to increase the conversion rate for the Convertible Notes converted in connection with such a make-whole fundamental change. If we are required to make repurchases of Convertible Notes surrendered therefor or elect to pay cash in respect of Convertible Notes being converted, it may have a material adverse effect on our cash flows and on our results of operations, particularly for the period in which any such payment is made. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay cash payable on future conversions of the Convertible Notes as required by the Indenture would constitute a default under the Indenture. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.
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
Our corporate affairs are governed by our memorandum and articles of association and by the laws governing corporations incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our board of directors, or our Board, under Singapore law are different from those applicable to a corporation incorporated in the United States. Therefore, our public shareholders may have more difficulty in protecting their interest in connection with actions taken by our management or members of our Board than they would as shareholders of a corporation incorporated in the United States. Legislation that would make significant changes to the Singapore Companies Act has recently been passed by the Singapore authorities, some of which alter the rights of shareholders that are currently provided under the Singapore Companies Act and our memorandum and articles of association. However, it is not yet certain when such amendments will become effective.
In addition, being a public company incorporated in Singapore may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on committees of our Board, and qualified executive officers.
For a limited period of time, our directors have general authority to allot and issue new ordinary shares on terms and conditions as may be determined by our Board in its sole discretion.
Under Singapore law, we may only allot and issue new ordinary shares with the prior approval of our shareholders in a general meeting. At our 2014 annual general meeting of shareholders, or AGM, our shareholders provided our directors with the general authority to allot and issue any number of new ordinary shares until the earlier of (i) the conclusion of our 2015 AGM, (ii) the expiration of the period within which the next annual general meeting is required to be held (i.e. within 15 months from the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders acting at a duly noticed and convened meeting. Subject to the general authority to allot and issue new ordinary shares provided by our shareholders, the provisions of the Singapore Companies Act and our memorandum and articles of association, our Board may allot and issue new ordinary shares on terms and conditions as they may think fit to impose. Any additional issuances of new ordinary shares by our directors may adversely impact the market price of our ordinary shares.
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

Conversion of the Convertible Notes may dilute the ownership interest of existing shareholders, including holders who had previously converted their Convertible Notes, or may otherwise depress the price of our ordinary shares.
Under the terms of the Convertible Notes, we may elect to settle any conversions of the Convertible Notes in ordinary shares, cash or a combination of cash and shares. While we currently intend to settle any such conversions in cash, we may be unable or may elect not to do so. In such event, the conversion of some or all of the Convertible Notes into our ordinary shares will dilute the ownership interests of our existing shareholders, to the extent we deliver shares upon conversion of any of the Convertible Notes. Based on the current effective conversion price, if all the Convertible Notes were converted into ordinary shares, this would result in the issuance of approximately 20.8 million additional shares. The Convertible Notes are convertible at any time and any sales in the public market of the ordinary shares issuable upon such conversion could adversely affect prevailing market prices of our ordinary shares. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into our ordinary shares could depress the price of our ordinary shares.
The fundamental change and make-whole fundamental change provisions of the Convertible Notes, and the change of control provisions of our 2014 Credit Agreement may delay or prevent an otherwise beneficial attempt to take over our company.
The fundamental change purchase rights, which allow holders of our Convertible Notes to require us to purchase all or a portion of their Convertible Notes upon the occurrence of a fundamental change, and the provisions requiring an increase to the conversion rate for conversions in certain other circumstances, as well as the change of control provisions of the 2014 Credit Agreement, may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to our shareholders or investors in the Convertible Notes.
A substantial amount of our shares are held by a small number of institutional investors and significant sales of our ordinary shares in the public market by one or more of these holders could cause our share price to fall.
As of September 30, 2014, we believe that our five largest shareholders are institutional investors and that they hold over 39% of our outstanding ordinary shares in the aggregate. These institutional investors may sell their shares for a variety of reasons, including dissatisfaction with our short- or long-term results. These holders may sell their shares at any time and such sales could depress the market price of our ordinary shares, given the large amounts of our shares held by these investors. Such sales could also impair our ability to raise capital through the sale of additional equity securities.
There can be no assurance that we will continue to declare cash dividends or that we will repurchase shares.
Our Board has adopted a dividend policy pursuant to which the Company currently pays a cash dividend on our ordinary shares on a quarterly basis. The declaration and payment of any dividend is subject to the approval of our Board and our dividend may be discontinued or reduced at any time. Our 2013 share repurchase program expired on April 8, 2014, and as of the date of this Annual Report on Form 10-K, our Board has not authorized a new program. There can be no assurance that we will declare cash dividends or repurchase shares in the future in any particular amounts, or at all. Furthermore, we may declare dividends as interim dividends, which are wholly provisional under Singapore law and may be revoked by our Board at any time prior to the payment thereof. Future dividends and share repurchases, if any, their timing and amount, as well as the relative allocation of cash between dividends and share repurchases, may be affected by, among other factors: our views on potential future capital requirements for strategic transactions, including acquisitions; earnings levels; contractual restrictions; cash position and overall financial condition; and changes to our business model. The payment of cash dividends is restricted by applicable law, contractual restrictions and our corporate structure. Pursuant to Singapore law and our articles of association, no dividends may be paid except out of our profits. Also, because we are a holding company, our ability to pay cash dividends on our ordinary shares and to repurchase our shares is limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of our 2014 Credit Agreement.
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
From time to time, we release guidance regarding our future performance that represents our management's estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither any independent registered public accounting firm nor any other independent expert or outside party compiles, examines or reviews the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results, particularly any guidance relating to the results of operations of acquired businesses or companies, such as LSI and PLX, as our management will, necessarily, be less familiar with their business, procedures and operations. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Annual Report on Form 10-K could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our Singapore headquarters are located in Yishun, Singapore, and the headquarters for our U.S. subsidiaries is located in San Jose, California. We conduct our administration, manufacturing, research and development, sales and marketing in both owned and leased facilities. We believe that our owned and leased facilities are adequate for our present operations. We do not allocate assets by operating segment. The following is a list of our principal facilities and their primary functions.

Segment
Site	Major Activity	Owned/Leased	Wireless Communications	Wired Infrastructure	Enterprise Storage	Industrial & Other	Corporate
Yishun, Singapore	Administration, Manufacturing, Research and Development, Sales and Marketing	Leased		X		X	X
San Jose, CA, United States	Administration, Research and Development, Sales and Marketing	Leased	X	X		X	X
San Jose, CA, United States	Administration, Research and Development, Sales and Marketing	Owned		X	X	X	X
Fort Collins, CO, United States	Administration, Manufacturing and Research and Development	Owned	X	X	X		X
Penang, Malaysia	Administration, Manufacturing, Research and Development, Sales and Marketing	Owned—Building Leased—Land	X	X	X	X	X
Bangalore, India	Administration, Research and Development, Sales and Marketing	Leased		X	X		X
Colorado Springs, CO, United States	Administration and Research and Development	Owned			X	X	X
Breinigsville, PA, United States	Administration, Manufacturing, Research and Development, Sales and Marketing	Leased		X			X
Senoko, Singapore	Manufacturing	Owned—Building Leased—Land		X		X	X
Shanghai, China	Administration, Research and Development, Sales and Marketing	Leased		X	X		X
Charlotte, NC, United States	Administration, Manufacturing, Research and Development, Sales and Marketing	Owned		X			X
Pune, India	Administration and Research and Development	Leased		X	X		X
Matamoros, Tamaulipas, Mexico	Administration and Manufacturing	Leased		X			X
Seoul, Korea	Research and Development, Sales and Marketing	Leased	X		X		X
Depot Road, Singapore	Manufacturing and Research and Development	Leased		X		X	X
Munich, Germany	Research and Development	Leased	X		X		X
Regensburg, Germany	Research and Development and Marketing	Leased				X
As of November 2, 2014, our principal facilities consisted of:

(Square Feet)	United States	Other Countries	Total
Owned facilities	1,679,551	370,200	2,049,751
Leased facilities [1]	278,401	774,427	1,052,828
Total facilities	1,957,952	1,144,627	3,102,579
_______________
[1] Leases expire on varying dates through May 2051 and generally include renewals at our option. Excludes square footage of land leased.
In addition, we own or lease smaller properties in the United States, China, Singapore, Malaysia, Italy, Slovakia, Germany, Japan and Taiwan, which are occupied by administration, marketing, manufacturing, research and development, and sales personnel.

ITEM 3.	LEGAL PROCEEDINGS
Lawsuits Relating to the Acquisition of PLX
In June and July 2014, four lawsuits were filed in the Superior Court for the State of California, County of Santa Clara challenging our acquisition of PLX. On July 22, 2014, the court consolidated these California actions under the caption In re

PLX Technology, Inc. S’holder Litig., Lead Case No. 1-14-CV-267079 (Cal. Super. Ct., Santa Clara) and appointed lead counsel. That same day, the court also stayed the consolidated action, pending resolution of related actions filed in the Delaware Court of Chancery, described below.
Also in June and July 2014, five similar lawsuits were filed in the Delaware Court of Chancery. On July 21, 2014, the court consolidated these Delaware actions under the caption In re PLX Technology, Inc. Stockholders Litigation, Consol. C.A. No. 9880-VCL (Del. Ch.), appointed lead plaintiffs and lead counsel, and designated an operative complaint for the consolidated action. On July 31, 2014, counsel for lead plaintiffs in Delaware informed the court that they would not seek a preliminary injunction, but intend to seek damages and pursue monetary remedies through post-closing litigation. Our acquisition of PLX closed on August 12, 2014.
On October 31, 2014, lead plaintiffs filed a consolidated amended complaint. This complaint alleges, among other things, that PLX’s directors breached their fiduciary duties to PLX’s stockholders by seeking to sell PLX for an inadequate price, pursuant to an unfair process, and by agreeing to preclusive deal protections in the merger agreement. Plaintiffs also allege that Potomac Capital Partners II, L.P., Deutsche Bank Securities, Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and the acquisition subsidiary aided and abetted the alleged fiduciary breaches. Plaintiffs also allege that PLX’s 14D-9 recommendation statement contained false and misleading statements and/or omitted material information necessary to inform the shareholder vote. The complaint seeks, among other things, monetary damages and attorneys’ fees and costs. On November 26, 2014, defendants filed motions to dismiss the complaint for failure to state a claim as a matter of law.
The Delaware class litigation is on-going.
Lawsuits Relating to the Acquisition of LSI
Fifteen purported class action complaints have been filed by alleged former stockholders of LSI against us. Eight of those lawsuits were filed in the Delaware Court of Chancery, and the other seven lawsuits were filed in the Superior Court of the State of California, County of Santa Clara on behalf of the same putative class as the Delaware actions, or the California Actions. On January 17, 2014, the Delaware Court of Chancery entered an order consolidating the Delaware actions into a single action, or the Delaware Action. These actions generally alleged that we aided and abetted breaches of fiduciary duty by the members of LSI's board of directors in connection with the merger because the merger was not in the best interest of LSI, the merger consideration is unfair and certain other terms of the merger agreement were unfair. Among other remedies, the lawsuits sought to rescind the merger or obtain unspecified money damages, costs and attorneys' fees.
On March 7, 2014, the parties to the Delaware Action reached an agreement in principle to settle the Delaware Action on a class-wide basis, and negotiated a stipulation of settlement that was presented to the Delaware Court of Chancery on March 10, 2014. On March 12, 2014, the parties to the California Actions entered into a stipulation staying the California Actions pending resolution of the Delaware Action. On May 16, 2014, the plaintiffs in the Delaware Action filed a motion for final approval of the proposed settlement and award of attorneys’ fees and expenses with the Delaware Court of Chancery. On June 10, 2014, the Delaware court approved the settlement, including the payment of $2 million to counsel for the stockholders, entered final judgment and dismissed the case, or the Order and Final Judgment. On July 10, 2014, a class member of the Delaware Action filed a notice of appeal from the Order and Final Judgment. We and our Board believe the appeal and underlying claims are entirely without merit and, in the event the settlement is overturned, we intend to vigorously defend these actions.
Other Matters
In addition to the matters discussed above, we are currently engaged in a number of legal actions in the ordinary course of our business.
We do not believe, based on currently available facts and circumstances, that the final outcome of any pending legal proceedings, taken individually or as a whole, will have a material adverse effect on our financial condition, results of operations or cash flows. However, lawsuits may involve complex questions of fact and law and may require the expenditure of significant funds and other resources to defend. The results of litigation are inherently uncertain, and material adverse outcomes are possible. From time to time, we may enter into confidential discussions regarding the potential settlement of such lawsuits. Any settlement of pending litigation could require us to incur substantial costs and other ongoing expenses, such as future royalty payments in the case of an intellectual property dispute.

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
Market Information
Our ordinary shares are listed on The Nasdaq Global Select Market under the symbol “AVGO”. The following table sets forth, for each quarterly period presented, the high and low sales prices of our ordinary shares as reported by The Nasdaq Global Select Market:

	Market Prices
	High	Low
Fiscal Year ended November 3, 2013
First Quarter (ended February 3, 2013)	$36.30	$30.50
Second Quarter (ended May 5, 2013)	$36.98	$30.57
Third Quarter (ended August 4, 2013)	$39.74	$31.96
Fourth Quarter (ended November 3, 2013)	$47.21	$35.75
Fiscal Year ended November 2, 2014
First Quarter (ended February 2, 2014)	$57.18	$42.45
Second Quarter (ended May 4, 2014)	$65.83	$52.96
Third Quarter (ended August 3, 2014)	$76.44	$63.02
Fourth Quarter (ended November 2, 2014)	$90.88	$68.75
Holders
As of December 12, 2014, there were three holders of record of our ordinary shares. A substantially greater number of shareholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
In fiscal years 2014 and 2013, we declared and paid the following quarterly cash dividends:

	Fiscal Year 2014	Fiscal Year 2013
First Quarter	$0.25	$0.17
Second Quarter	$0.27	$0.19
Third Quarter	$0.29	$0.21
Fourth Quarter	$0.32	$0.23
Our Board has adopted a dividend policy authorizing us to pay a cash dividend on a quarterly basis. On December 8, 2014, our Board declared an interim cash dividend of $0.35 per share payable on December 31, 2014 to shareholders of record at the close of business (5:00 p.m.), Eastern Time, on December 19, 2014. In fiscal years 2014 and 2013, we paid $284 million and $198 million, respectively, in dividends to our shareholders.
Our Board reviews our dividend policy regularly and the declaration and payment of any future cash dividends are at the discretion and approval of our Board, and subject to the Board’s continuing determination that they are in the Company's best interests. Future dividend payments will also depend upon such factors as our earnings level, capital requirements, contractual restrictions, cash position, overall financial condition and any other factors deemed relevant by our Board.
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

Issuer Purchases of Equity Securities

Share Repurchase Program

On April 11, 2013, we announced that our Board had authorized the Company to repurchase up to 20 million of its ordinary shares, or the 2013 share repurchase program, pursuant to the share purchase mandate approved by shareholders at the Company's 2013 AGM on April 10, 2013. Shares repurchased under the 2013 share repurchase program were made in the open market and all shares repurchased were immediately retired. The 2013 share repurchase program expired on April 8, 2014.
On April 9, 2014, at the 2014 AGM, our shareholders approved a share repurchase mandate to purchase up to approximately 25 million of our ordinary shares in open market transactions or pursuant to equal access schemes, or the 2014 share purchase mandate. The 2014 share purchase mandate will expire upon the earlier of the date of our 2015 AGM or the date by which the 2015 AGM is required by law to be held, unless such period is extended, varied or revoked by our shareholders at a general meeting. Our Board has not authorized the Company to repurchase shares under the 2014 share purchase mandate.
There were no share repurchases during the fiscal quarter ended November 2, 2014.
Share Performance Graph
The following graph shows a comparison of cumulative total return for the Company’s ordinary shares, the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and the Philadelphia Semiconductor Index, or PHLX Semiconductor Index. The graph covers the period from October 30, 2009 (the last day of trading of our fiscal year 2009) to October 31, 2014 (the last trading day of our fiscal year 2014). The total return graph and table assume that $100 was invested on October 30, 2009 in Avago Technologies Limited ordinary shares for each of the S&P 500 Index and the PHLX Semiconductor Index and assumes all dividends are reinvested. Indexes are calculated on a month-end basis.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our ordinary shares.

Comparison of Five Year Cumulative Total Return
Among Avago Technologies Limited, the S&P 500 Index and the PHLX Semiconductor Index

	11/1/2009	10/31/2010	10/30/2011	10/28/2012	11/3/2013	11/2/2014
Avago Technologies Limited	$100	$165	$226	$232	$313	$614
S&P 500 Index	100	117	126	145	185	216
PHLX Semiconductor Index	100	121	139	142	189	239
The graph and the table above shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the definitive Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of fiscal year 2014.

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following selected consolidated financial data together with the information included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012 and the selected balance sheet data as of November 2, 2014 and November 3, 2013 have been derived from audited historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended October 30, 2011 and October 31, 2010 and the selected balance sheet data as of October 28, 2012, October 30, 2011 and October 31, 2010 have been derived from audited historical financial statements and related notes not included in this Annual Report on Form 10-K. The historical financial data may not be indicative of our future performance. We report financial results on a 52-or 53-week fiscal year. Our fiscal year ends on the Sunday closest to October 31. Our fiscal year 2013 was a 53-week fiscal year.

Summary of Five Year Selected Financial Data

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012	October 30, 2011	October 31, 2010
	(In millions, except per share amounts and ratio data)
Statement of Operations Data: (1)
Net revenue	$4,269	$2,520	$2,364	$2,336	$2,093
Cost of products sold:
Cost of products sold(2)	2,121	1,260	1,164	1,133	1,068
Amortization of intangible assets	249	61	56	56	58
Restructuring charges(3)	22	1	2	—	1
Total cost of products sold	2,392	1,322	1,222	1,189	1,127
Gross margin	1,877	1,198	1,142	1,147	966
Research and development	695	398	335	317	280
Selling, general and administrative(2)	407	222	199	220	196
Amortization of intangible assets	197	24	21	22	21
Restructuring charges(3)	140	2	5	4	3
Total operating expenses	1,439	646	560	563	500
Income from operations(4)	438	552	582	584	466
Interest expense(5)	(110)	(2)	(1)	(4)	(34)
Loss on extinguishment of debt	—	(1)	—	(20)	(24)
Other income (expense), net	14	19	4	1	(2)
Income from continuing operations before income taxes	342	568	585	561	406
Provision for (benefit from) income taxes(6)	33	16	22	9	(9)
Income from continuing operations	309	552	563	552	415
Loss from discontinued operations, net of income taxes(7)	(46)	—	—	—	—
Net income	$263	$552	$563	$552	$415

Basic income per share:
Income per share from continuing operations	$1.23	$2.23	$2.30	$2.25	$1.74
Loss per share from discontinued operations, net of income taxes	$(0.18)	$—	$—	$—	$—
Net income per share	$1.05	$2.23	$2.30	$2.25	$1.74

Diluted income per share:
Income per share from continuing operations	$1.16	$2.19	$2.25	$2.19	$1.69
Loss per share from discontinued operations, net of income taxes	$(0.17)	$—	$—	$—	$—
Net income per share	$0.99	$2.19	$2.25	$2.19	$1.69

Weighted-average shares:
Basic	251	247	245	245	238
Diluted	267	252	250	252	246

Summary of Five Year Selected Financial Data

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012	October 30, 2011	October 31, 2010

Balance Sheet Data (at end of period):
Cash and cash equivalents	$1,604	$985	$1,084	$829	$561
Total assets	$10,491	$3,415	$2,862	$2,446	$2,157
Debt and capital lease obligations	$5,510	$1	$2	$4	$4
Total shareholders’ equity	$3,243	$2,886	$2,419	$2,006	$1,505
Other Financial Data:
Cash dividends declared and paid per share	$1.13	$0.80	$0.56	$0.35	$—
Earnings to fixed charges ratio(8)	3.7	94.4	121.6	68.0	11.7
_______________________________________

(1)
On August 12, 2014, we acquired PLX for total consideration of approximately $308 million. On May 6, 2014, we acquired LSI for total consideration of approximately $6,518 million. On June 28, 2013, we acquired CyOptics for total consideration of approximately $380 million. The results of operations of these and other acquired companies and estimated fair value of assets acquired and liabilities assumed were included in our financial statements from the respective acquisition dates. As a result of these acquisitions, there has been a significant change in our statement of operations data in fiscal year 2014 as compared to prior years.

(2)
During fiscal years 2014 and 2013, we incurred acquisition-related costs of $74 million and $14 million, respectively, of which $67 million and $11 million were recorded as part of operating expenses, respectively, and the remainder was recorded as part of cost of products sold. In addition, cost of products sold includes $210 million and $9 million in fiscal years 2014 and 2013, respectively, of charges resulting from the step-up of inventory acquired from LSI, PLX and CyOptics to fair value. During fiscal year 2012, acquisition-related costs were not material.

(3)
Fiscal year 2014 restructuring charges primarily reflect actions taken to implement planned cost reduction and restructuring activities in connection with the acquisition and integration of LSI, PLX and CyOptics.

(4)
Includes share-based compensation expense of $153 million, $77 million, $53 million, $38 million and $25 million for fiscal years 2014, 2013, 2012, 2011 and 2010, respectively. Share-based compensation expense for fiscal years 2014 and 2013 include the impact of a special, long-term compensation and retention equity award made to our President and Chief Executive Officer, and fiscal year 2014 also includes the impact of equity awards assumed as part of the LSI acquisition.

(5)
Interest expense for fiscal year 2014 includes interest expense with respect to the Convertible Notes, the 2014 Credit Agreement and the 2014 Revolving Credit Facility issued in the third quarter of fiscal 2014, the related commitment fees and amortization expense of debt issuance costs. Interest expense for fiscal years 2013 and 2012 includes commitment fees for the previous $300 million unsecured revolving credit facility and amortization expense of related debt issuance costs. Interest expense for fiscal years 2011 and 2010 includes commitment fees for our $300 million unsecured revolving credit facility, interest expense for our 10 1/8% Senior Notes due 2013 and our Floating Rate Notes due 2013, both of which were fully redeemed during the first quarter of fiscal year 2010, and interest expense for our 11 7/8% Senior Subordinated Notes due 2015, or senior subordinated notes, which were fully redeemed during the first quarter of fiscal year 2011.

(6)
Our provision for (benefit from) income taxes fluctuates based on the jurisdictional mix of income. In fiscal year 2010, we recognized a release of a deferred tax valuation allowance of $29 million, mainly associated with us irrevocably calling our senior subordinated notes for redemption in October 2010.

(7)
On September 2, 2014, we sold LSI's Flash Business that was acquired as part of the LSI acquisition to Seagate for $450 million which resulted in a gain of $18 million. The operations of the Flash Business were classified as discontinued operations beginning with the May 6, 2014 LSI acquisition date.

On August 13, 2014, we entered into a definitive agreement with Intel, pursuant to which Intel agreed to purchase the Axxia Business for $650 million. As such, the operations of the Axxia Business were classified as discontinued operations in fiscal year 2014.

(8)
For purposes of computing this ratio of earnings to fixed charges, "fixed charges" consists of interest expense on all indebtedness plus amortization of debt issuance costs and accretion of debt discount, capitalized interest and an estimate of interest expense within rental expense. "Earnings" consist of income from continuing operations before income taxes plus fixed charges less capitalized interest.

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
Overview
We are a leading designer, developer and global supplier of a broad range of semiconductor devices with a focus on analog III-V based products and complex digital and mixed signal complementary metal oxide semiconductor based devices. We have a history of innovation and offer thousands of products that are used in end products such as smartphones, hard disk drives, computer servers, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, and factory automation and industrial equipment. We have four reportable segments: wireless communications, wired infrastructure, enterprise storage and industrial & other, which align with our target markets. We differentiate ourselves through our high performance design and integration capabilities and focus on developing products for target markets where we believe we can earn attractive margins.
Original equipment manufacturers, or OEMs, or their contract manufacturers, and distributors typically account for the substantial majority of our sales. We have established strong relationships with leading OEM customers across multiple target markets and we have a direct sales force focused on supporting large OEMs. We also distribute a substantial portion of our products through our broad distribution network, and a significant amount of these sales are to large global electronic components distributors, including Avnet, Inc. and Arrow Electronics, Inc. We have a diversified and well-established base of thousands of end customers, located throughout the world, which we serve through our multi-channel sales and fulfillment system.
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
Net Revenue
Substantially all of our net revenue is derived from sales of semiconductor devices that our customers incorporate into electronic products. Our four reportable segments are wireless communications, wired infrastructure, enterprise storage and industrial & other, which align with our target markets. Applications for our products in these segments include smartphones, hard disk drives, or HDDs, computer servers, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, factory automation and industrial equipment. The percentage of total net revenue generated by sales in each of our segments varies from fiscal quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality. The first fiscal quarter has historically been our lowest revenue and cash generating quarter due, in part, to holiday shut downs at many OEM customers and distributors, and the first half of the fiscal year has tended to generate lower revenue than the second half of the fiscal year. However, in recent periods typical seasonality and industry cyclicality have been increasingly overshadowed by other factors such as wider macroeconomic effects, the timing of significant product transitions and launches by large OEMs, particularly in the wireless communications and enterprise storage segments.
We use distributors for a significant portion of our business and recognize revenue upon delivery of product to the distributors, which can cause our quarterly net revenue to fluctuate significantly. Such revenue is reduced for estimated returns and distributor allowances. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Sales to distributors accounted for 25% and 28% of our net revenue for the fiscal years ended November 2, 2014 and November 3, 2013, respectively. During the fiscal year ended November 2, 2014, or fiscal year 2014, Foxconn Technology Group companies, or Foxconn, accounted for 20% of our net revenue, and our top direct ten customers, which included three distributors, collectively accounted for 57% of our net revenue. During the fiscal year ended November 3, 2013, or fiscal year 2013, Foxconn accounted for 18% of our net revenue and our top ten customers, which included three distributors, collectively accounted for 64% of our net revenue. We believe our aggregate sales to Apple, Inc., when our direct sales to it are combined with sales to the contract manufacturers that it utilizes, accounted for more than 10% of our net revenues for both fiscal years 2014 and 2013. We believe our aggregate sales to Cisco Systems Inc., when our direct sales to it are combined with sales to the contract manufacturers that it utilizes, accounted for more than 10% of our net revenues for fiscal year 2013. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top ten direct or indirect customers could have a material adverse effect on our business, results of operations and financial condition.
Costs and Expenses
Total cost of products sold.  Cost of products sold consists primarily of the cost of semiconductor wafers and other materials, and the cost of assembly and testing of those products. Cost of products sold also includes personnel costs and overhead related to our manufacturing operations, including share-based compensation, and related occupancy, computer services and equipment costs, manufacturing quality, order fulfillment, warranty and inventory adjustments, including write-downs for inventory obsolescence, energy costs, other manufacturing expenses and acquisition-related costs. Total cost of products sold also includes amortization of intangible assets and restructuring charges.
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
Amortization of intangible assets.  In connection with acquisitions, we recorded intangible assets that are being amortized over their estimated useful lives of 1 year to 25 years. We also recorded goodwill and in-process research and development, which are not amortized, in connection with acquisitions.
Restructuring charges. Restructuring charges consist primarily of compensation costs associated with employee exit programs, alignment of our global manufacturing operations, rationalizing product development program costs, fixed asset impairments, facility and lease abandonments and other exit costs, including curtailment of service or supply agreements.
Interest expense. Concurrent with the acquisition of LSI Corporation, or LSI, we issued $1 billion principal amount of our 2% Convertible Senior Notes due 2021, or the Convertible Notes. We also entered into a senior secured credit agreement with a group of banks, or the 2014 Credit Agreement, pursuant to which we borrowed $4.6 billion of term loans, or the Term Loans, to fund the LSI acquisition, and which provided for a $500 million senior secured, revolving credit facility, or the 2014 Revolving Credit Facility. This facility replaced our prior $575 million senior unsecured revolving credit facility, or 2013 credit facility. Interest expense in fiscal year 2014 included coupon interest, commitment fees, accretion of the discount associated with the Convertible Notes and amortization of debt issuance costs related to the 2014 Credit Agreement and the 2014 Revolving Credit Facility. Interest expense in fiscal year 2013 included commitment fees and amortization of debt issuance costs associated with the 2013 credit facility.
Other income (expense), net.  Other income (expense), net includes net realized gains on the sale of available-for-sale securities, realized and unrealized gains on trading securities, gains on the sale of investments, interest income, gains (losses) on currency remeasurement and other miscellaneous items.
Provision for income taxes.  We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property, or IP, activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2015 and 2025, subject in certain cases to potential extensions. Renewals and extensions of such tax incentives are in the discretion of the Singapore government, and we may not be able to extend these tax incentive arrangements after their expiration on similar terms or at all. We may elect not to seek to renew or extend certain tax incentive arrangements. Absent such tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. In February 2010, the Malaysian government granted us a tax holiday on our qualifying Malaysian income, which is effective for 10 years beginning with our fiscal year 2009. The tax incentives that we have negotiated in Malaysia and other jurisdictions are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits. In such event, we could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements. As a result of the tax incentives and tax holidays we have obtained, if we continue to comply with their respective operating conditions, we expect the income from our operations to be subject to relatively lower income taxes than would otherwise be the case under ordinary income tax rules. For fiscal years 2014, 2013 and 2012, the effect of all these tax incentives was to reduce the overall provision for income taxes by approximately $99 million, $77 million and $81 million, respectively.
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
Acquisitions, Divestitures and Investments
Acquisitions
PLX Technology, Inc.
On August 12, 2014, we acquired PLX Technology, Inc., or PLX, a provider of PCI Express semiconductor and software connectivity solutions, for approximately $308 million, which included cash paid to PLX shareholders of $299 million and cash paid for fully vested stock options and restricted stock units of $9 million. We funded the transaction with available cash.
LSI Corporation
On May 6, 2014, we acquired LSI, a company that provides high-performance storage and networking semiconductors used in HDD, solid state drives, communication systems, computer servers, storage systems and personal computers, through a merger of LSI into one of our indirectly wholly-owned subsidiaries. The aggregate consideration for the acquisition was approximately $6,518 million, which included cash paid to LSI stockholders of $6,344 million, cash paid for fully vested stock options and restricted stock units of $154 million and $20 million for the fair value of partially vested assumed equity awards. We funded the transaction with the proceeds from the issuance of $1 billion in aggregate principal amount of our Convertible Notes, the proceeds from $4.6 billion in Term Loans borrowed under the 2014 Credit Agreement entered at the closing of the transaction, as well as cash on hand of the combined companies.

CyOptics, Inc.
On June 28, 2013, we acquired CyOptics, Inc., or CyOptics, a U.S.-based company that manufactures and sells indium phosphide, optical chip and component technologies for the data communications and telecommunications markets for approximately $377 million, of which $373 million was paid in cash, net of $3 million in cash acquired. During fiscal year 2014, we also paid $4 million of additional deferred consideration to the previous shareholders of CyOptics. In addition, approximately $27 million was payable to key employees of CyOptics as part of a retention bonus plan. This amount was paid into escrow, will be paid to those employees over a three-year period subsequent to the acquisition date and is being recognized as compensation expense over the same period. For eligible CyOptics employees whose employment is involuntarily terminated by the Company, their retention bonus payments are accelerated and due in full upon such termination in accordance with the provisions of the plan. During fiscal year 2014, we recognized compensation expense of $10 million due to the departure of certain plan participants. As of November 2, 2014, $17 million of the total $27 million had been paid to eligible CyOptics employees.
The accompanying consolidated financial statements include the results of operations of acquired companies commencing on their respective acquisition dates. (See Note 3. "Acquisitions and Investments")
Divestitures
Sale of LSI's Flash Components Division and Accelerated Solutions Division
On September 2, 2014, we sold our LSI Flash Components Division and Accelerated Solutions Division, or the Flash Business, to Seagate Technology LLC for $450 million, resulting in a gain on sale of $18 million.
Sale of the LSI Axxia Networking Business
On August 13, 2014, we and Intel Corporation, or Intel, announced the signing of a definitive agreement for Intel to acquire LSI’s Axxia Networking Business and related assets, or the Axxia Business, for $650 million. The transaction closed on November 18, 2014.
Investments
As a result of the acquisition of LSI on May 6, 2014, we acquired a 51% equity interest in a joint venture, Silicon Manufacturing Partners Pte Ltd., or SMP, owned by us and GLOBALFOUNDRIES, a manufacturing foundry for integrated circuits. SMP operates an IC manufacturing facility in Singapore. We account for our ownership position in SMP under the equity method of accounting. As of November 2, 2014, the carrying amount of our equity interest in this entity was $22 million. The equity interest is reported in other long-term assets on our consolidated balance sheet.
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
Revenue recognition.  We recognize revenue related to sales of our products, net of sales returns and allowances, provided that (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title and risk of loss have transferred, (iii) the price is fixed or determinable and (iv) collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments or when any such adjustments can be estimated. We evaluate the creditworthiness of our customers to determine that appropriate credit limits are established prior to the acceptance of an order. Revenue, including sales to resellers and distributors, is reduced for estimated returns and distributor allowances. We recognize revenue from sales of our products to distributors upon delivery of product to the distributors. An allowance for distributor credits, covering price adjustments and scrap allowances, is made based on our estimate of historical experience rates as well as consideration of prevailing economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions we have made based on our historical estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Different judgments or estimates could result in variances that might be significant to reported operating results.

We enter into development agreements with some of our customers and recognize revenue from these agreements upon completion and acceptance by the customer of contract deliverables or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to completion of milestones or delivery of services. As we retain the IP generated from these development agreements, costs related to these arrangements are included in research and development expense.
We recognize revenue from the sale and licensing of our IP when the following fundamental criteria are met:(i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collection of resulting receivables is reasonably assured. Revenue from upfront payments for the licensing of our patents is recognized when the arrangement is mutually signed, if there is no future delivery or future performance obligation and all other criteria are met. Revenue from guaranteed royalty streams are recognized when paid, or collection is reasonably assured and all other criteria are met. When patent licensing arrangements include royalties for future sales of the licensees’ products using our licensed patented technology, revenue is recognized when the royalty report is received from the licensee, at which time the sales price is fixed or determinable, provided that all other criteria have been met.
Accounting for business combinations. We use the acquisition method of accounting for business combinations and recognize assets acquired and liabilities assumed measured at their fair values on the date acquired. This requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we adjust the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of operations.
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
Valuation of long-lived assets, intangible assets and goodwill.  We assess the impairment of long-lived assets including business combinations related in-process research and development, assets, property, plant and equipment, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important, and which could trigger an impairment review of our long-lived and intangible assets, include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. An impairment loss must be measured if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the net book value of the asset (or asset group) and the estimated fair value.
Goodwill is recorded when the purchase price for an acquisition exceeds the estimated fair value of the net tangible and intangible assets acquired. Goodwill is allocated to our reporting units based on the relative fair value of the future benefits of the purchased operations to our existing business units as well as the acquired business unit. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Our reporting units are consistent with the operating segments identified in Note 10, Segment Information in Part II, Item 8 of this Form 10-K.
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
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Our goodwill impairment test uses both the income approach and the market approach to estimate a reporting unit's fair value. The income approach is based on the discounted cash flow method that uses the reporting unit estimates for forecasted future financial performance including revenues, operating expenses, and taxes, as well as working capital and capital asset requirements. These estimates are developed as part of our long-term planning process based on assumed market segment growth rates and our assumed market segment share, estimated costs based on historical data and various internal estimates. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the subject cash flows. The market approach is based on weighting financial multiples of comparable companies and applies a control premium. A reporting unit's carry value represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash and debt.
For fiscal year 2014, we determined that for each of our reporting units with significant amounts of goodwill, it is more likely than not that the fair value of each of these reporting units exceeded its carrying value. As a result, we concluded that no impairment of goodwill was identified based on the annual impairment review during the fourth quarter of fiscal year 2014.
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
The gross unrecognized tax benefit increased by $450 million during fiscal year 2014 to $487 million as of November 2, 2014 from $37 million as of November 3, 2013. The gross unrecognized tax benefit as of October 28, 2012 was $27 million.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes line in the consolidated statements of operations. Accrued interest and penalties are included within the other long-term liabilities line in the consolidated balance sheets. As of November 2, 2014 and November 3, 2013, the combined amount of cumulative accrued interest and penalties was approximately $23 million and $4 million, respectively.
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
The discount rate is used to determine the present value of future benefit payments at the relevant measurement dates — November 2, 2014 and November 3, 2013, for both U.S. and non-U.S. plans, in fiscal years 2014 and 2013, respectively. For fiscal years 2014 and 2013, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a hypothetical yield curve constructed with high quality corporate bond yields. The discount rate for non-U.S. plans was based either on published rates for government bonds or use of a hypothetical yield curve constructed with high quality corporate bond yields, depending on the availability of sufficient quantities of quality corporate bonds. Lower discount rates increase present values of the pension liabilities and subsequent year pension expense; higher discount rates decrease present values of the pension liabilities and subsequent year pension expense.
We base our salary increase assumptions on historical experience and future expectations. In developing the expected rate of return, we consider long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocation among debt, equity securities and other investments.
The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. A 25 basis point change in the estimated long-term return on plan assets for 2014 assumptions would result in a $2.9 million impact on pension expense for fiscal year 2014.
For fiscal year 2014, we used an expected rate of return on plan assets of 7.3% for our U.S. pension plans. For our U.S. post-retirement benefit plan, we used a weighted-average long-term rate of return on assets of 5.4%. For the U.S. plans, we used a calculated market-related value of assets, or MRVA, in determining the estimated return on plan assets. Under the MRVA, gains and losses are recognized over a five-year period. The MRVA also affects the determination of amortization of gains or losses. As of November 2, 2014, both the MRVA and fair value of the plans was $1,180 million. If we used the fair value, the net periodic benefit cost would remain the same for 2014.
Actuarial assumptions are based on our best estimates and judgment. Material changes may occur in retirement benefit costs in the future if these assumptions differ from actual events or experience. We performed a sensitivity analysis on the discount rate, which is the key assumption in calculating pension and post-retirement benefit obligation as of November 2, 2014. Each change of 25 basis points in the discount rate assumption would have had an estimated $49 million impact on the benefit obligation as of November 2, 2014. Each change of 25 basis points in the discount rate assumption and expected rate of return assumption would have an estimated change of $2 million and $3 million, respectively, on annual net retirement benefit costs for fiscal year 2014.
Excluding curtailments and settlements, we recorded $2 million of net periodic retirement and post-retirement benefit income recorded in consolidated statement of operations in fiscal year 2014. The net periodic retirement and post-retirement benefit costs recorded in consolidated statement of operations, excluding curtailments and settlements, were $6 million in fiscal year 2013 and $7 million in fiscal year 2012.
Share-based compensation expense.  Share-based compensation expense consists of expense for stock options and restricted share units, or RSUs, granted to both employees and non-employees as well as expense associated with Avago Technologies Limited Employee Share Purchase Plan, or ESPP. We recognize compensation expense based on the estimated grant date fair value method required under the authoritative guidance using Black-Scholes valuation model with a straight-line amortization method. Since authoritative guidance requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation expense for such awards has been reduced for estimated forfeitures. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
In the second quarter of fiscal year 2013, the Company began granting share price performance options, which are accounted for as market-based stock options. The fair value of these market-based option awards is estimated on the date of grant using a Monte Carlo simulation model. Assumptions utilized in the Monte Carlo simulation model follow the same methodology as our time-based option awards. Compensation expense for market-based option awards is amortized based upon a graded vesting method and is recognized if the service period is met even if the market condition is not met.
The dividend yields for fiscal years 2014, 2013 and 2012 are based on the historical and expected dividend payouts as of the respective option grant dates. For fiscal year 2014, expected volatility for time-based and market-based options was based on our own historical share price volatility or combining historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from our own traded ordinary shares with a term of 180 days measured at a specific date. For fiscal year 2013, expected volatility was based on the combination of historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from traded options in guideline publicly-traded companies and our own shares with a term of 720 days or greater measured over the last three months. For fiscal year 2012, expected volatility was based on the combination of historical volatility of our previous group of guideline publicly-traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly-traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. For fiscal year 2014, the expected term for time-based options was based on a weighted-average combining the average life of options that have already been exercised or cancelled with the expected life of all unexercised options. The expected life for unexercised options is calculated assuming that the options will be exercised at the midpoint of the vesting date (if unvested) or the valuation date (if vested) and the full contractual term. Our computations of expected term for time-based options prior to fiscal year 2014 were based on data, such as the data of peer companies and company-specific attributes, which we believe could affect employees’ exercise behavior. The expected life of market-based stock options valued using Monte Carlo simulation techniques is based upon the vesting dates forecasted by the simulation and assumes that options which vest, and for which the market condition has been satisfied, are exercised at the midpoint between the forecasted vesting date and their expiration.
We grant RSUs, which are equity awards that are granted with an exercise price equal to zero and represent the right to receive one of our ordinary shares per RSU immediately upon vesting. We recognize compensation expense for RSUs using the straight-line amortization method based on the fair value of RSUs on the date of grant. In fiscal year 2014, the fair value of RSUs is the closing market price of our ordinary shares on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting. Prior to fiscal year 2014, the fair value of RSUs is the closing market price of our ordinary shares on the date of grant.
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

Fiscal Year Presentation
We operate on a 52- or 53-week fiscal year which ends on the Sunday closest to October 31. Fiscal year 2013 consisted of 53 weeks, with the extra week falling in the first quarter of fiscal year 2013. Each of fiscal years 2014 and 2012 consisted of 52 weeks.
The financial statements included in this Annual Report on Form 10-K are presented in accordance with GAAP and expressed in U.S. dollars.
Results of Operations
Fiscal Year Ended November 2, 2014 Compared to Fiscal Year Ended November 3, 2013
The following tables set forth our results of operations for the fiscal years ended November 2, 2014 and November 3, 2013.

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
	(In millions)		(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	$4,269	$2,520	100%	100%
Cost of products sold:
Cost of products sold	2,121	1,260	50	50
Amortization of intangible assets	249	61	6	2
Restructuring charges	22	1	—	—
Total cost of products sold	2,392	1,322	56	52
Gross margin	1,877	1,198	44	48
Research and development	695	398	16	16
Selling, general and administrative	407	222	10	9
Amortization of intangible assets	197	24	5	1
Restructuring charges	140	2	3	—
Total operating expenses	1,439	646	34	26
Income from operations	438	552	10	22
Interest expense	(110)	(2)	(2)	—
Loss on extinguishment of debt	—	(1)	—	—
Other income, net	14	19	—	1
Income from continuing operations before income taxes	342	568	8	23
Provision for income taxes	33	16	1	1
Income from continuing operations	309	552	7	22
Loss from discontinued operations (including a gain on disposal of $18 million), net of income taxes	(46)	—	(1)	—
Net income	$263	$552	6%	22%
Net revenue.  Net revenue was $4,269 million for fiscal year 2014 compared to $2,520 million for fiscal year 2013, an increase of $1,749 million or 69%. The increase in net revenue was primarily due to revenue contribution from the acquired LSI and PLX businesses and strength in the wireless communications and wired infrastructure segments. Net revenue for fiscal year 2014 included $160 million of revenue from development arrangements and sales and licensing of IP compared to $87 million for fiscal year 2013.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During fiscal year 2014, Foxconn accounted for 20% of our net revenue. Our top ten customers for fiscal year 2014, which included three distributors, collectively accounted for 57% of our net revenue. We believe our aggregate sales to Apple Inc., when our direct sales to it are combined with indirect sales to the contract manufacturers that it utilizes, accounted for more than 10% of our net revenues, for both fiscal years 2014 and 2013. We believe our aggregate sales to Cisco Systems, Inc., when our direct sales to it are combined with indirect sales to the contract manufacturers that it utilizes, accounted for more than 10% of our net revenues, for fiscal year 2013. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top ten customers could have a material adverse effect on our business, results of operations and financial condition.
Gross margin.  Gross margin was $1,877 million for fiscal year 2014 compared to $1,198 million for fiscal year 2013, an increase of $679 million. As a percentage of net revenue, gross margin was 44% for fiscal year 2014, compared to 48% for fiscal year 2013. The increase in gross margin dollars for fiscal year 2014 compared to fiscal year 2013 was due primarily to gross margin contributions from the enterprise storage segment and application specific integrated circuits, or ASICs, added as a result of the LSI acquisition, an increase in net revenue from, and improved product mix in, our wireless communications segment, as well as additional gross margin contributions from CyOptics, which we acquired during the third quarter of fiscal year 2013. The decrease in gross margin as a percentage of revenue for fiscal year 2014 compared to fiscal year 2013 was due primarily to the charges associated with the inventory step-up to fair value, large increases in amortization of intangible assets and restructuring expenses primarily related to the LSI acquisition, partially offset by improved gross margins in our wireless communications segment due to improved utilization of our internal manufacturing fabrication facility and favorable product mix.
Research and development.  Research and development expense was $695 million for fiscal year 2014, compared to $398 million for fiscal year 2013, an increase of $297 million or 75%. As a percentage of net revenue, research and development expense remained flat at 16% for fiscal year 2014, compared to fiscal year 2013. The majority of this increase, in absolute dollars, is related to the LSI acquisition completed at the beginning of the third quarter of fiscal year 2014, as well as a $50 million increase in compensation related expenses, including those associated with annual merit-based salary increases, additional headcount costs, accrued incentive compensation expense related to our employee bonus program, share-based compensation expense attributable to annual focal employee equity awards at higher grant-date fair values, and retention compensation expense primarily related to employees acquired in the CyOptics transaction. The overall dollar increase was also attributable to a $21 million increase in project expenses, mainly attributable to increases in depreciation expense related to capital expenditures supporting research and development efforts and computer software expenses. We expect research and development expense to increase in absolute dollars for the foreseeable future, due to the increasing complexity and number of products we plan to develop.
Selling, general and administrative.  Selling, general and administrative expense was $407 million for fiscal year 2014 compared to $222 million for fiscal year 2013, an increase of $185 million or 83%. As a percentage of net revenue, selling, general and administrative expense increased slightly to 10% for fiscal year 2014 compared to 9% for fiscal year 2013. The increase in selling, general and administrative expense was primarily due to the LSI acquisition. Other changes in components of selling, general and administrative expense for fiscal year 2014, compared to fiscal year 2013, consisted primarily of a $56 million increase in compensation related expenses, including share-based compensation attributable to annual focal employee equity awards at higher grant-date fair values, retention compensation expense primarily related to the CyOptics transaction, accrued incentive compensation expense related to our employee bonus program, annual merit-based salary increases and a $21 million increase in professional service fees, primarily related to the LSI transaction.
Amortization of intangible assets.  Total amortization expense of intangible assets was $446 million and $85 million, respectively, for fiscal years 2014 and 2013, an increase of $361 million. The increase in amortization expense for fiscal year 2014 was primarily attributable to the increase in amortizable intangible assets from the LSI, CyOptics and PLX acquisitions. We anticipate our amortization expense will be substantially higher in future periods, primarily as a result of significant increases in amortizable intangible assets from these recent acquisitions.
Restructuring charges.  We incurred total restructuring charges of $162 million for fiscal year 2014, which included $22 million and $140 million in cost of products sold and in operating expenses, respectively, compared to $3 million for fiscal year 2013, which included $1 million and $2 million in cost of products sold and in operating expenses, respectively. The restructuring charges incurred during fiscal year 2014 were due primarily to employee termination costs following the LSI acquisition. We expect to incur additional restructuring charges in future periods as a result of further integration and alignment of the completed LSI, PLX and CyOptics acquisitions and acquisitions that we may make in the future.
Interest expense.  Interest expense was $110 million for fiscal year 2014, compared to $2 million for fiscal year 2013. This $108 million increase in interest expense was due to interest on our outstanding Term Loans, the Convertible Notes, and fees related to our 2014 Revolving Credit Facility, together with the amortization of related debt issuance costs and accretion of the debt discount on the Convertible Notes. Starting in fiscal year 2015, we expect to incur significantly higher aggregate interest expense due to the full annual effect of the borrowings we incurred to acquire LSI and commitment fees associated with the 2014 Revolving Credit Facility. The related debt issuance costs will be charged to interest expense using the effective interest method over the respective borrowing terms. The commitment fees related to the 2014 Revolving Credit Facility will be charged to interest expense over the commitment term.

Other income, net.  Other income, net was $14 million for fiscal year 2014 compared to other income, net of $19 million for fiscal year 2013. Other income, net for fiscal years 2014 and 2013 is primarily attributable to realized gains on sales of investments.
Provision for income taxes.  We recorded a provision for income taxes of $33 million for fiscal year 2014 compared to $16 million for fiscal year 2013. The provision for income taxes in fiscal year 2014 increased from the prior fiscal year primarily due to a change in the jurisdictional mix of income.
Segment Results
Net revenue and income from operations by segment were as follows:

	Fiscal Year Ended
% of Net Revenue	November 2, 2014	November 3, 2013	Change
Wireless communications	40%	48%	39%
Wired infrastructure	27	30	55%
Enterprise storage	20	—	—
Industrial & other	13	22	1%
Total net revenue	100%	100%

	Fiscal Year Ended
Net Revenue	November 2, 2014	November 3, 2013	Change
	(In millions)
Wireless communications	$1,689	$1,219	$470
Wired infrastructure	1,151	744	407
Enterprise storage	867	—	867
Industrial & other	562	557	5
Total net revenue	$4,269	$2,520	$1,749

	Fiscal Year Ended
Income from operations	November 2, 2014	November 3, 2013	Change
	(In millions)
Wireless communications	$658	$337	$321
Wired infrastructure	287	160	127
Enterprise storage	292	—	292
Industrial & other	246	243	3
Unallocated expenses	(1,045)	(188)	(857)
Total income from operations	$438	$552	$(114)

Wireless Communications. Net revenue from our wireless communications segment increased 39% in fiscal year 2014 compared with the prior year due to continued strength in worldwide mobile smartphone sales, an increase in the amount of our product content in those phones and the start of 4G/long-term evolution, or LTE, adoption in China. The increase in our product content within new smartphone models was driven by increased adoption of our film bulk acoustic resonator, or FBAR, technology products.
Income from operations from our wireless communications segment was 39% of segment revenue. This was an increase of 95%, compared with fiscal year 2013, primarily due to higher revenue and proportionately lower manufacturing costs due to higher fabrication utilization.

Wired Infrastructure. Net revenue from our wired infrastructure segment increased 55% in fiscal year 2014, compared with fiscal year 2013. The increase was primarily due to revenue contribution from the ASICs acquired from LSI and a full year of contributions from CyOptics, which was acquired in the third quarter of fiscal year 2013.
Income from operations from our wired infrastructure segment was 25% of segment revenue. This was an increase of 79% compared with fiscal year 2013, primarily due to revenue increases that outpaced growth in research and development spending.

Enterprise Storage. Net revenue and income from operations from our enterprise storage segment, which was 34% of segment revenue, resulted from our acquisition of LSI in May 2014.
Industrial & Other. Net revenue from our industrial & other segment increased slightly in fiscal year 2014 compared with fiscal year 2013, primarily due to the inclusion of IP licensing revenue related to LSI within the industrial & other segment.
Income from operations from our industrial & other segment was 44% of segment revenue and increased slightly compared with fiscal year 2013, primarily due to the inclusion of IP licensing revenue generated from IP acquired from LSI within the industrial & other segment.
Unallocated Expenses. Unallocated expenses include amortization of intangible assets primarily due to our acquisitions, share-based compensation expense, restructuring charges, acquisition-related costs, including charges related to inventory step-up to fair value, and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 456% compared with fiscal year 2013, primarily due to higher operating expenses related to increases in amortization of intangible assets, acquisition-related costs, and restructuring charges incurred in connection with our acquisitions of LSI and PLX. Additionally, share-based compensation expense increased in fiscal year 2014 compared with fiscal year 2013 due to annual focal employee equity awards at higher grant-date fair values and grants made to employees assumed in the acquisitions.

Fiscal Year Ended November 3, 2013 Compared to Fiscal Year Ended October 28, 2012
The following tables set forth our results of operations for the fiscal years ended November 3, 2013 and October 28, 2012.

	Fiscal Year Ended
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
Net revenue.  Net revenue was $2,520 million for fiscal year 2013 compared to $2,364 million for fiscal year 2012, an increase of $156 million or 7%. The increase in net revenue was primarily due to strength in the wireless communications and wired infrastructure segments and the continued revenue contribution from the CyOptics acquisition, partially offset by the transition from developing, manufacturing and selling our legacy consumer and computing peripherals products to licensing IP relevant to these products in our industrial & other segment. Further, fiscal year 2013 consisted of 53 weeks compared to 52 weeks in fiscal year 2012.
In fiscal year 2013, strength in the smartphone market, particularly in the second half of the fiscal year, and strong sales to our two largest smartphone OEMs, as well as 4G/LTE product launches by other OEMs in our wireless communications segment contributed to the revenue increase from this market. However, this increase was partially offset by a significant decrease in net revenue from our industrial & other segment, primarily as a result of our transition from developing, manufacturing and selling consumer and computing peripherals products to licensing IP relevant to these products.
Gross margin.  Gross margin was $1,198 million for fiscal year 2013 compared to $1,142 million for fiscal year 2012, an increase of $56 million. As a percentage of net revenue, gross margin was flat at 48% for fiscal years 2013 and 2012. The increase in gross margin, in absolute dollars, in fiscal year 2013 was driven by increased sales, partially offset by a decrease in revenue from sales and licensing of IP of $25 million. In addition, during fiscal year 2013 less favorable product mix, with a higher proportion of sales into our wireless communications segment, and the effects of lower margin CyOptics-related revenue, also impacted gross margin compared to fiscal year 2012.
Research and development.  Research and development expense was $398 million for fiscal year 2013, compared to $335 million for fiscal year 2012, an increase of $63 million or 19%. As a percentage of net revenue, research and development expense was 16% for fiscal year 2013, compared to 14% for fiscal year 2012. The majority of this increase, in absolute dollars, resulted from investments in our wired infrastructure and wireless communications solutions. Part of the increase was attributable to a $12 million increase in research and development project consumables and services. The overall dollar increase in research and development expense was also attributable to a $16 million increase in accrued incentive compensation expense related to our employee bonus program, which is a variable expense related to our achievement of program performance metrics, and annual merit-based salary increases, a $15 million increase in salaries and employee benefits expense, due to annual merit-based salary increases and additional headcount costs from the CyOptics acquisition, a $10 million increase in share-based compensation expense attributable to annual focal employee equity awards at higher grant-date fair values, a $2 million increase in retention compensation expense primarily related to CyOptics acquisition, a $3 million increase in computer software expenses and a $2 million increase in depreciation expense related to capital expenditures supporting research and development efforts. These increases were partially offset by a $2 million decrease in accrued reimbursements pursuant to research and development grants in fiscal year 2013, compared to fiscal year 2012. We expect research and development expenses to increase in absolute dollars for the foreseeable future, due to the increasing complexity and number of products we plan to develop.
Selling, general and administrative.  Selling, general and administrative expense was $222 million for fiscal year 2013 compared to $199 million for fiscal year 2012, an increase of $23 million or 12%. As a percentage of net revenue, selling, general and administrative expense increased slightly to 9% for fiscal year 2013 compared to 8% for fiscal year 2012. Changes in components of selling, general and administrative expense for fiscal year 2013 compared to fiscal year 2012, consisted primarily of a $10 million increase in share-based compensation attributable to annual focal employee equity awards at higher grant-date fair values, a $9 million increase in accrued incentive compensation expense related to our employee bonus program, and a $5 million increase in salaries and employee benefits expense related primarily to annual merit-based salary increases, partially offset by decreased overhead expenses.
Amortization of intangible assets.  Total amortization expense of intangible assets was $85 million and $77 million, respectively, for fiscal years 2013 and 2012.
Restructuring charges.  We incurred total restructuring charges of $3 million for fiscal year 2013 compared to $7 million for fiscal year 2012, both predominantly representing employee termination costs.
Interest expense.  Interest expense was $2 million for fiscal year 2013 compared to $1 million for fiscal year 2012. This $1 million increase was due to commitment fees related to our 2011 revolving credit facility and amortization of related deferred debt issuance costs.
Other income, net.  Other income, net includes net realized gains on the sale of available-for-sales securities, realized and unrealized gains on trading securities, gains on the sale of cost method investments, interest income, gains (losses) on currency remeasurement and other miscellaneous items. Other income, net was $19 million for fiscal year 2013 compared to other income, net of $4 million for fiscal year 2012. This increase in other income, net for fiscal year 2013 is primarily attributable to realized gains on the sale of available-for-sale and trading securities and unrealized gains on trading securities. Interest income was $4 million for each of fiscal years 2013 and 2012.
Provision for income taxes.  We recorded an income tax provision of $16 million for fiscal year 2013 compared to an income tax provision of $22 million for fiscal year 2012. The provision for income taxes in fiscal year 2013 decreased from the prior fiscal year primarily due to a benefit of $3 million from the enactment of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, retroactively extending the U.S. Federal Research and Development tax credit from January 1, 2012 to December 31, 2013, and a benefit of $2 million from the recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods.

Segment Results
In fiscal years 2013 and 2012, our three segments were wireless communications, wired infrastructure and industrial & other. Net revenue and income from operations by segment were as follows:

	Fiscal Year Ended
% of Net Revenue	November 3, 2013	October 28, 2012	Change
Wireless communications	48%	45%	15%
Wired infrastructure	30	28	12%
Industrial & other	22	27	(13)%
Total net revenue	100%	100%

	Fiscal Year Ended
Net Revenue	November 3, 2013	October 28, 2012	Change
	(In millions)
Wireless communications	$1,219	$1,064	$155
Wired infrastructure	744	662	82
Industrial & other	557	638	(81)
Total net revenue	$2,520	$2,364	$156

	Fiscal Year Ended
Income from operations	November 3, 2013	October 28, 2012	Change
	(In millions)
Wireless communications	$337	$294	$43
Wired infrastructure	160	171	(11)
Industrial & other	243	254	(11)
Unallocated expenses	(188)	(137)	(51)
Total income from operations	$552	$582	$(30)
Wireless Communications. Net revenue from our wireless communications segment increased in fiscal year 2013 compared with the prior year due to continued strength in mobile smartphone sales. Unit sales of smartphones containing our products, as well as the amount of our product content in those phones, is a key driver of our revenue from this segment. New 4G/LTE product ramps at major smartphone OEMs and handset launches at other OEMs, as well as improvements in our content in those phones, also drove revenue growth during fiscal year 2013. As a result, we experienced higher demand for our power amplifiers and our FBAR duplexers in fiscal year 2013.
Income from operations from our wireless communications segment increased in fiscal year 2013 compared to fiscal year 2012, primarily as a result of the increase in revenue.
Wired Infrastructure. Net revenue from our wired infrastructure segment increased in fiscal year 2013, compared with fiscal year 2012 primarily due to revenues resulting from CyOptics, which we acquired in June 2013, and improvement in datacenter demand. This was partially offset by weak carrier routing spending in fiscal year 2013.
Income from operations from our wired infrastructure segment decreased in fiscal year 2013 compared with fiscal year 2012 primarily as a result of lower gross margin rates related to product mix, together with increased research and development expense primarily due to the CyOptics acquisition, partially offset by the impact of higher revenue.
Industrial & Other. Net revenue from our industrial & other segment decreased in fiscal year 2013 compared with fiscal year 2012 primarily due to our transition from developing, manufacturing and selling our consumer and computing peripherals products to licensing IP relevant to these products. This decrease was partially offset by improved demand from our industrial distributors and OEMs, notably in transportation and power generation, in fiscal year 2013 compared with fiscal year 2012. However, demand in Asia tapered off towards the end of fiscal year 2013. In fiscal year 2013, we generated approximately $19 million compared to $31 million in fiscal year 2012 of IP sales and licensing royalty revenue. Due to the structure of these licensing arrangements, royalty revenue may fluctuate from period to period.

Income from operations from our industrial & other segment decreased in fiscal year 2013 compared with fiscal year 2012, primarily due to a decrease in sales of IP in fiscal year 2013.
Unallocated Expenses. Unallocated expenses increased in fiscal year 2013 compared to fiscal year 2012. This increase was primarily attributable to increases in share-based compensation expense related to annual focal employee equity awards at higher grant-date fair values and acquisition-related costs incurred in connection with our CyOptics acquisition.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and sources and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity at November 2, 2014 consisted of: (1) approximately $1,604 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our $500 million 2014 Revolving Credit Facility, which is committed until May 6, 2019, all of which is available to be drawn. Our short-term and long-term liquidity requirements primarily arise from: (i) interest, principal and commitment fees payments related to borrowings incurred to fund the acquisition of LSI, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) business acquisitions and investments we may make from time to time, (v) quarterly dividend payments (if and when declared by our board of directors, or our Board), and (vi) funding employee benefit plan obligations. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
Pension Plans Assumed in the LSI Acquisition
As a result of the LSI acquisition, we assumed pension plans under which we are obligated to make future contributions to fund benefits to participants. The plans provide retirement benefits to certain former U.S. employees of LSI under defined benefit pension plans. The projected benefit obligations under these pension plans exceeded the value of the assets of those plans by approximately $440 million at November 2, 2014. Our minimum required funding contributions to these plans for fiscal year 2015 is at least $62 million. We expect to have additional funding requirements with respect to the plans in future years. We may also choose to make additional, voluntary contributions to the plans. In connection with the LSI acquisition, we also entered into an agreement with the Pension Benefit Guaranty Corporation pursuant to which we have agreed to make contributions in excess of the minimum required contributions ranging from $11 million to $31 million in each of our fiscal years 2015, 2016 and 2017, if we do not meet specified financial ratios. Depending on our cash position at the time, any such contributions to our pension plans could impact our liquidity and financial position.
Share Repurchases
During fiscal year 2013 the Company repurchased and retired 0.7 million shares for $24 million under the 2012 share repurchase program, which expired on April 9, 2013, and repurchased and retired 1.9 million shares for $71 million under the 2013 share repurchase program. During fiscal year 2014, the Company repurchased and retired 0.3 million shares for $12 million under the 2013 share repurchase program, which expired on April 8, 2014.
Share repurchases under our share repurchase programs were made in the open market at such times and in such amounts as the Company deemed appropriate. The timing and actual number of shares repurchased depended on a variety of factors including price, market conditions and applicable legal requirements.
On April 9, 2014, at the 2014 Annual General Meeting of Shareholders, or AGM, our shareholders authorized our Board to approve a share repurchase program to purchase up to approximately 25 million of its ordinary shares in open market transactions or equal access schemes, or the 2014 share purchase mandate. The 2014 share purchase mandate will expire upon the earlier of the date of our 2015 AGM or the date by which the 2015 AGM is required by law to be held, unless such period is extended, varied or revoked by our shareholders at a general meeting. Our Board has not authorized the Company to repurchase shares under the 2014 share purchase mandate.
Summary
Our cash and cash equivalents increased by $619 million to $1,604 million at November 2, 2014 from $985 million at November 3, 2013, primarily due to $4.6 billion from the Term Loans under the 2014 Credit Agreement, $1.0 billion from the Convertible Notes, $1,175 million in cash provided by operating activities, $450 million from the sale of the Flash Business, and $124 million from the issuance of ordinary shares pursuant to the exercise of options and purchase rights under our employee share purchase plan. Partially offsetting the increase in cash and cash equivalents was $5,961 million paid for business acquisitions completed during fiscal year 2014, $409 million in cash paid for capital expenditures, $284 million of dividends paid to our shareholders and $124 million of debt issuance costs related to the Term Loans under the 2014 Credit Agreement and 2014 Revolving Credit Facility.
We believe that our cash and cash equivalents on hand, and cash flows from operations, combined with current borrowing availability under our 2014 Revolving Credit Facility and $650 million from the sale of the Axxia Business, completed on November 18, 2014, will provide sufficient liquidity to fund our current obligations, including the current portions of our long-term debt and interest due, the tender or conversion of outstanding Convertible Notes for settlement in cash, annual cash contributions to fund assumed LSI pension and retirement plan obligations, projected working capital requirements, capital expenditures, quarterly cash dividends (if and when declared by our Board) and any share repurchases (if authorized by our Board) that we may choose to make for at least the next 12 months. We believe that we will have sufficient cash on hand to operate our business and satisfy our current obligations.
We anticipate that our capital expenditures for fiscal year 2015 will be higher than for fiscal year 2014, due primarily to continued spending related to ongoing capacity expansion in our Fort Collins internal fabrication facility, as well as spending on equipment to support various research and development projects and expenditures related to LSI campus rationalization.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines, such as our recent acquisitions of LSI and PLX. Any such transaction could require significant use of our cash and cash equivalents, or require us to arrange for new debt and equity financing to fund the transaction. If we do not have sufficient cash to fund our operations or to finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. We could also reduce certain expenditures such as payment of our quarterly cash dividend. In such circumstances we may seek also to obtain debt or equity financing. However, we cannot assure that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including under our 2014 Credit Agreement, 2014 Revolving Credit Facility and the outstanding Convertible Notes, will depend on our ability to generate cash in the future.
We may also elect to sell additional debt or equity securities or increase our aggregate term loans and revolving credit commitments capacity to $6.7 billion as allowed under the 2014 Credit Agreement, or increase our 2014 Revolving Credit Facility for reasons other than those specified above.
The aggregate consideration for the acquisition of LSI was approximately $6.5 billion. In connection with the merger agreement for that transaction, we also issued to two entities affiliated with Silver Lake Partners, or the Purchasers, $1 billion aggregate principal amount of our Convertible Notes. The initial conversion rate for the Convertible Notes was 20.8160 shares of Avago's ordinary shares per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of approximately $48.04 per ordinary share. We funded the balance of the acquisition consideration from $4.6 billion in Term Loans under the 2014 Credit Agreement and cash on hand of the combined companies.
The following table summarizes our cash flows for the periods indicated (in millions):

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
Net cash provided by operating activities	$1,175	$722	$693
Net cash used in investing activities	(5,885)	(652)	(244)
Net cash provided by (used in) financing activities	5,329	(169)	(194)
Net increase (decrease) in cash and cash equivalents	$619	$(99)	$255
Cash Flows for the Fiscal Years Ended November 2, 2014 and November 3, 2013
Operating Activities
Net cash provided by operating activities during fiscal year 2014 was $1,175 million. The net cash provided by operating activities was principally due to net income of $263 million and non-cash charges of $703 million, including a gain on sale of the Flash Business of $18 million, and by changes in operating assets and liabilities of $209 million.
Accounts receivable increased to $782 million at the end of fiscal year 2014 from $418 million at the end of fiscal year 2013. Accounts receivable days sales outstanding decreased to 45 days at November 2, 2014 from 52 days at November 3, 2013, primarily due to timing of collections. We use the current fiscal quarter revenue and accounts receivable at November 2, 2014 in our calculation of number of days sales outstanding. The increase in accounts receivable on a dollar basis from November 3, 2013 was due to the inclusion of LSI accounts receivable.
Inventory increased to $519 million at the end of fiscal year 2014from $285 million at the end of fiscal year 2013. The number of days of inventory on hand remained flat at 69 days at November 2, 2014 and November 3, 2013. The increase in inventory dollars was due primarily to the inclusion of LSI and PLX inventory and an increase in inventory for an anticipated increase in demand from our wireless communications segment. We use the current quarter cost of products sold and inventory at November 2, 2014 in our calculation of days on hand of inventory.
Assets-held-for-sale increased to $628 million from the end of fiscal year 2013 due primarily to the pending sale of the Axxia Business.
Other current assets increased to $302 million at the end of fiscal year 2014 from $130 million at the end of fiscal year 2013 primarily due to a $71 million increase in other receivables, including receivables related to IP licensing, a $52 million increase in deferred income tax assets and deferred tax-related charges, a $21 million increase in prepaid expenses and a $17 million increase in debt issuance costs related to the Term Loans and 2014 Revolving Credit Facility, partially offset by a $14 million decrease in marketable equity securities.
Accounts payable increased to $515 million at the end of fiscal year 2014 from $278 million at the end of fiscal year 2013 due to timing of disbursements and a higher volume of purchases to support the current year increase in revenue.
Employee compensation and benefits increased to $219 million at the end of fiscal year 2014 from $89 million at the end of fiscal year 2013, mainly due to performance levels under our employee bonus program related to our overall profitability and other variable performance metrics and increased headcount, primarily from acquisitions.
Other current liabilities increased to $236 million at the end of fiscal year 2014 from $47 million at the end of fiscal year 2013, primarily due to a $42 million increase in deferred tax liabilities and other tax payables, a $36 million increase in restructuring accruals, a $36 million increase in accrued liabilities, mainly assumed in the acquisition of LSI, a $30 million increase in rebates payable, a $26 million increase in deferred revenue and a $19 million increase in accrued interest related to our indebtedness.
Other long-term assets increased to $285 million at the end of fiscal year 2014 from $53 million at the end of fiscal year 2013 mainly due to a $96 million increase in debt issuance costs related to our Term Loans and our 2014 Revolving Credit Facility, a $44 million increase in receivables related to IP licensing, a $35 million increase in long-term tax-related assets, an $18 million increase in miscellaneous long-term assets acquired from LSI, a $26 million increase due to pension assets acquired from LSI and a $22 million increase related to the investment in SMP acquired from LSI.
Other long-term liabilities increased to $263 million at the end of fiscal year 2014 from $53 million at the end of fiscal year 2013, mainly due to a $191 million increase in accrued tax liabilities, including deferred tax liabilities and other tax reserves.
Net cash provided by operating activities during fiscal year 2013 was $722 million. The net cash provided by operating activities was principally due to net income of $552 million, non-cash charges of $239 million and by changes in operating assets and liabilities of $69 million.
Investing Activities
Net cash used in investing activities for fiscal year 2014 was $5,885 million. The net cash used in investing activities principally related to the $5,664 million and $297 million for the acquisitions of LSI and PLX, respectively, and purchases of property, plant and equipment of $409 million, primarily in connection with the expansion of our internal manufacturing facilities in Fort Collins, Colorado, partially offset by cash proceeds of $450 million from the sale of the Flash Business and $35 million from sales of equity investments.
Net cash used in investing activities for fiscal year 2013 was $652 million. The net cash used in investing activities principally related to the $373 million for the acquisition of CyOptics and purchases of property, plant and equipment of $236 million in connection with the expansion of our internal manufacturing facilities in Fort Collins, Colorado.
Financing Activities
Net cash provided by financing activities for fiscal year 2014 was $5,329 million. The net cash provided by financing activities was principally due to $1 billion from the issuance of our Convertible Notes and $4.6 billion from Term Loans under the 2014 Credit Agreement, as well as $124 million from the exercises of options and purchases of our ordinary shares by employees under our ESPP, and an excess tax benefit of $39 million. This cash provided by financing activities was partially offset by $284 million of dividends to shareholders, $124 million paid for debt issuance costs and $12 million to repurchase and cancel 0.3 million ordinary shares under our 2013 share repurchase program.
Net cash used in financing activities for fiscal year 2013 was $169 million. The net cash used in financing activities was principally due to $198 million of dividends to shareholders and $95 million to repurchase and cancel 2.6 million ordinary shares under our 2013 and 2012 share repurchase programs. This was partially offset by $101 million from the exercises of options, and purchases of our ordinary shares by employees under our ESPP.

Cash Flows for the Fiscal Years Ended November 3, 2013 and October 28, 2012
Operating Activities
Net cash provided by operating activities during fiscal year 2013 was $722 million. The net cash provided by operating activities was principally due to net income of $552 million, non-cash charges of $239 million and changes in operating assets and liabilities of $69 million.
Accounts receivable increased to $418 million at the end of fiscal year 2013 from $341 million at the end of fiscal year 2012. Accounts receivable days sales outstanding increased to 52 days at November 3, 2013 from 51 days at October 28, 2012, primarily due to the 1 to 2-day unfavorable impact of the inclusion of CyOptics accounts receivable, partially offset by timing of collections.
Inventory increased to $285 million at the end of fiscal year 2013 from $194 million at the end of fiscal year 2012. The number of days of inventory on hand increased to 69 days at November 3, 2013 compared to 58 days at October 28, 2012, due primarily to an increase in inventory to prepare for an anticipated increase in demand from our wireless communications segment and significant lifetime purchases of certain wafers and other materials in fiscal year 2013. Of the 69 days and 58 days of inventory on hand at November 3, 2013 and October 28, 2012, nine days and eight days of inventory on hand, respectively, were attributable to these lifetime purchases. The acquisition of CyOptics resulted in an increase of inventory of $27 million in absolute dollars, but favorably impacted inventory days on hand at November 3, 2013 by three days.
Other current assets increased to $130 million at the end of fiscal year 2013 from $72 million at the end of fiscal year 2012 primarily due to an $18 million net increase in current deferred tax assets attributable to the CyOptics and other acquisitions, a $16 million increase in cash advances made to certain of our existing distributors for anticipated distributor price adjustments, a $15 million increase due the purchase of and mark-to-market of our short-term marketable equity securities, an $8 million increase due to the CyOptics employee retention plan and a $1 million increase in government grant and miscellaneous assets, partially offset by a $2 million decrease in receivables from IP-related revenue and a $1 million decrease in deposits paid for fixed assets. During the second quarter of fiscal year 2012, we entered into agreements with certain distributors whereby we agreed to advance cash to them to fund estimated price adjustments. These advances are estimated based on an agreed percentage of the rolling previous three months average ending inventory, as reported by the distributor, multiplied by the rolling previous three months price adjustment credits as a percentage of the distributor's reported rolling previous three months resales. The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances, and are due upon demand. The agreements governing these advances can be cancelled by us at any time. Such advances have no impact on revenue recognition or our consolidated statements of operations and are recorded in other current assets on our consolidated balance sheets.
Current liabilities increased to $414 million at the end of fiscal year 2013 from $346 million at the end of fiscal year 2012 mainly due to an increase in employee compensation and benefits accruals, accounts payable and other current liabilities. Employee compensation and benefits increased to $89 million at the end of fiscal year 2013 from $61 million at the end of fiscal year 2012 mainly due to performance levels under our employee bonus program related to our overall profitability and other variable performance metrics and increased headcount primarily from acquisitions. Accounts payable increased to $278 million at the end of fiscal year 2013 from $248 million at the end of fiscal year 2012 due to timing of disbursements and a higher volume of purchases to support the increase in revenue over the year. Other current liabilities increased to $47 million at the end of fiscal year 2013 from $37 million at the end of fiscal year 2012, primarily due to a $9 million increase in other accrued liabilities related to the CyOptics acquisition and a $3 million increase in deferred revenue offset by a $2 million decrease in current deferred tax liabilities, income tax and sales and use taxes payable and a $1 million decrease in supplier inventory liabilities.
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
Other long-term liabilities, together with pension and post-retirement benefit obligations, increased to $115 million at the end of fiscal year 2013 from $97 million at the end of fiscal year 2012, mainly due to a $6 million increase in other accrued liabilities related to CyOptics, a $4 million increase in accrued tax liabilities and a $2 million increase in deferred revenue offset by a $3 million net decrease in pension liability due to the change in actuarial assumptions used in the valuation of our post-retirement benefit and defined benefit pension plans liabilities, offset by net periodic pension expense for our post-retirement benefit and defined benefit pension plans.
Net cash provided by operating activities during fiscal year 2012 was $693 million. The net cash provided by operating activities was principally due to net income of $563 million and non-cash charges of $218 million, offset by changes in operating assets and liabilities of $88 million.

Investing Activities
Net cash used in investing activities for fiscal year 2013 was $652 million. The net cash used in investing activities principally related to $373 million for the acquisition of CyOptics and purchases of property, plant and equipment of $236 million, primarily in connection with the expansion of our internal manufacturing facilities in Fort Collins, Colorado.
Net cash used in investing activities for fiscal year 2012 was $244 million. The net cash used in investing activities principally related to purchases of property, plant and equipment of $241 million, in connection with the expansion of our internal manufacturing facilities in Fort Collins, Colorado and $4 million related to immaterial business acquisitions completed in fiscal year 2012.
Financing Activities
Net cash used in financing activities for fiscal year 2013 was $169 million. The net cash used in financing activities was principally due to $198 million of dividends to shareholders and $95 million to repurchase and cancel 2.6 million ordinary shares under our 2013 and 2012 share repurchase programs. This was partially offset by $101 million from the exercises of options, and purchases of our ordinary shares by employees under our ESPP.
Net cash used in financing activities for fiscal year 2012 was $194 million. The net cash used in financing activities was principally due to $137 million of dividends to shareholders and $110 million to repurchase and cancel 3.5 million ordinary shares under our share repurchase program. This was partially offset by $44 million from the exercises of options, and purchases of our ordinary shares by employees under our ESPP.
Indebtedness
At November 2, 2014, we had $500 million of borrowing capacity available under our 2014 Revolving Credit Facility.
Term Loan and Revolving Credit Facilities
2011 Revolving Credit Facility
On October 28, 2013, we terminated our $300 million senior unsecured, revolving credit facility under our credit agreement dated March 31, 2011, or the 2011 credit facility. This credit agreement initially provided for a $200 million unsecured revolving credit facility, which was increased to $300 million pursuant to the exercise by Avago Technologies Finance Pte. Ltd., or AT Finance, of the accordion feature under this credit agreement. There were no outstanding borrowings under the 2011 credit facility at the time of termination. This termination resulted in a loss on extinguishment of debt of $1 million.
2013 Revolving Credit Facility
In connection with the termination of our 2011 credit facility, on October 28, 2013, AT Finance and certain other subsidiaries of the Company entered into a credit agreement. This credit agreement provided for a $575 million senior unsecured, revolving credit facility with a term of five years, ending on October 28, 2018, or the 2013 credit facility. On May 6, 2014, in connection with entering into the 2014 Credit Agreement, we terminated our 2013 credit facility. There were no outstanding loan borrowings under the 2013 credit facility at the time of termination. The remaining balance of debt issuance costs for the 2013 credit facility is being amortized as a component of interest expense over the term of our new 2014 Revolving Credit Facility.
2014 Credit Agreement and 2014 Revolving Credit Facility
In connection with the acquisition of LSI on May 6, 2014, our subsidiaries AT Finance, Avago Technologies Cayman Ltd., or AT Cayman, and Avago Technologies Holdings Luxembourg S.àr.l, or AT Luxco, and together with AT Cayman, or the Borrowers, together with a group of lenders, including Deutsche Bank AG New York Branch as the Administrative Agent, entered into the 2014 Credit Agreement, dated May 6, 2014. The 2014 Credit Agreement provides for Term Loans of $4.6 billion and the 2014 Revolving Credit Facility, which provides for the Borrowers to borrow loans from time to time in an aggregate principal amount of up to $500 million, for general corporate purposes, for swingline loans of up to $75 million and for the issuance of letters of credit of up to $100 million, which, in the case of swingline loans and letters of credit, reduce the available borrowing capacity under the revolving credit facility on a dollar for dollar basis. The Borrowers’ obligations under the 2014 Credit Agreement are guaranteed by AT Finance and certain of its subsidiaries, or the Subsidiary Guarantors, and are collateralized, subject to certain exceptions, by all the assets of AT Finance, each Borrower, and each Subsidiary Guarantor. The Term Loans have a term of seven years and the 2014 Revolving Credit Facility has a term of five years. The effective interest rate at November 2, 2014 for the Term Loans was 4.15%. As of November 2, 2014, $4.6 billion in Term Loans were outstanding and we had no borrowings outstanding under the 2014 Revolving Credit Facility. As of November 2, 2014, we were in compliance with the covenants described in the 2014 Credit Agreement.
Loans under the 2014 Credit Agreement will bear interest at a rate per annum equal to, at our option:

(i) the greatest of, (a) the rate of interest per annum publicly announced from time-to-time by Deutsche Bank AG New York Branch as its prime rate in effect at its principal office in New York City, (b) the Federal Funds Effective Rate (as defined in the 2014 Credit Agreement) in effect on the relevant day plus 1/2 of 1% per annum, (c) the Adjusted LIBO Rate (as defined in the 2014 Credit Agreement) on the relevant day for a deposit in dollars with a maturity of one month plus 1% per annum and (d), with respect to the Term Loans, 1.75%; or
(ii) the interest rate per annum equal to the greater of (a) (x) the LIBO Rate for the Interest Period (as defined in the 2014 Credit Agreement) multiplied by (y) the Statutory Reserve Rate (as defined in the 2014 Credit Agreement) and (b) with respect to the Term Loans, 0.75% per annum.
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
Unamortized debt issuance costs associated with the Term Loans and the 2014 Revolving Credit Facilities were $115 million at November 2, 2014 and are included in other current assets and other long-term assets in our consolidated balance sheets. For fiscal year 2014, amortization of debt issuance costs related to the Term Loans and the 2014 Revolving Credit Facilities was $7 million and $2 million, respectively, and is reported as a component of interest expense in the consolidated statements of operations.
Convertible Senior Notes
In connection with the acquisition of LSI on May 6, 2014, the Company completed the private placement of $1 billion of our Convertible Notes to the Purchasers pursuant to the terms of the note purchase agreement among the Company, Silver Lake Partners IV, L.P. (whose rights and obligations under the note purchase agreement were thereafter assigned to and assumed by the Purchasers), and Deutsche Bank AG, Singapore Branch, as lead manager. All of the net proceeds from the Convertible Notes were used to fund the LSI acquisition.
The Convertible Notes were issued pursuant to an Indenture, dated May 6, 2014, between the Company and U.S. Bank National Association, as trustee, or the Indenture. The Indenture includes customary terms and covenants, including certain events of default after which the Convertible Notes may be due and payable immediately. The Convertible Notes are the Company’s unsecured senior obligations. The Convertible Notes will mature on August 15, 2021, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Convertible Notes will pay interest semi-annually at a rate of 2% per year, payable in arrears on May 1 and November 1 of each year, beginning on November 1, 2014, and on the maturity date. Subject to any limitations set forth in the Indenture, the Convertible Notes will be convertible at any time until the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, the Convertible Notes may be settled in the Company's ordinary shares, cash or a combination of cash and ordinary shares, at the Company’s option. The Convertible Notes were convertible at an initial conversion rate of 20.8160 ordinary shares per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $48.04 per ordinary share, and is subject to adjustment under the terms of the Convertible Notes, including adjustments for quarterly cash dividends paid on the Company's ordinary shares to the extent they exceed $0.27 per share. Holders of the Convertible Notes will have the right to require the Company to repurchase all or some of their Convertible Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change, as defined in the Indenture. In addition, upon the occurrence of a make-whole fundamental change, as defined in the Indenture, Avago may be required to increase the conversion rate for the Convertible Notes converted in connection with such a make-whole fundamental change. Prior to May 6, 2019, the Company may not redeem the Convertible Notes. Beginning on May 6, 2019, the Company may, at its option, redeem the Convertible Notes, in whole or in part, if the closing sale price, as defined in the Indenture, of the ordinary shares for 20 or more trading days, as defined in the Indenture, in the period of 30 consecutive trading days ending on the trading day immediately prior to the date on which the Company provides notice of such redemption exceeds 150% of the applicable conversion price in effect on each such trading day, at a redemption price equal to 100% of the principal amount of notes being redeemed, together with accrued and unpaid interest to, but not including, the redemption date, as defined in the Indenture.

In connection with the sale of the Convertible Notes, the Company entered into a registration rights agreement, dated as of May 6, 2014, with the Purchasers, or the Registration Rights Agreement, providing for customary resale registration rights with respect to the Convertible Notes and the ordinary shares issuable upon conversion of the Convertible Notes, if any.
As of November 2, 2014, $1 billion in Convertible Notes were outstanding. As a result of quarterly dividends paid on our ordinary shares after the date of issuance of the Convertible Notes, as of November 2, 2014, the conversion rate was 20.8279 ordinary shares per $1,000 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $48.01 per ordinary share.
At November 2, 2014, we were in compliance with the covenants described in the Indenture.
Contractual Commitments
Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, and timing of payments. As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.
The following table sets forth our contractual obligations and commitments as of November 2, 2014 for the fiscal periods noted (in millions):

			Fiscal Year
	Total	2015	2016 to 2017		2018 to 2019		Thereafter
Debt principal, interest and fees(1)	$6,853	$238	$470		$471		$5,674
Purchase commitments(2)	$638	$616	$20		$2		$—
Other contractual commitments(3)	$193	$56	$82		$55		$—
Operating lease obligations(4)	$135	$27	$33		$21		$54
Pension plan contributions(5)	$62	$62	$—	*	$—	*	$—	*
_______________________________________

*
We have pension plans covering certain U.S. and non-U.S. employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, legislative changes and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans within a year. Because any contributions for fiscal year 2016 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for fiscal year 2016 and beyond in the above table. See Note 6 to our consolidated financial statements in Item 8.

(1)	Represents principal, interest and commitment fees payable on borrowings and credit facilities under the 2014 Credit Agreement and principal and interest payable on the Convertible Notes.

(2)
Represents unconditional purchase obligations which include agreements to purchase goods or services, primarily inventory, that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

We also make capital expenditures from a variety of vendors in connection with the expansion of our Fort Collins, Colorado internal fabrication facility. These purchases are typically conducted on a purchase order basis and the amount shown in the table includes $128 million in cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of November 2, 2014.
Under our take-or-pay agreement with SMP, we have agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility. If we fail to purchase our required commitments, we will be required to pay SMP for the fixed costs associated with the unpurchased wafers.

(3)	Represents amounts payable pursuant to agreements related to outsourced information technology, human resources, financial infrastructure outsourcing services and other service agreements.

(4)	Represents real property and equipment leased from third parties under non-cancelable operating leases.

(5)	Represents our planned minimum contributions to pension plans assumed by us in connection with the LSI acquisition.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at November 2, 2014, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $146 million of unrecognized tax benefits and accrued interest classified as long-term income tax payable on our consolidated balance sheet as of November 2, 2014 have been excluded from the contractual obligations table above.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at November 2, 2014 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Other Indemnifications
As is customary in our industry and as provided for in local law in the United States and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for IP claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.
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
Foreign Currency Derivative Instruments
We enter into foreign exchange forward contracts to hedge a portion of our exposures resulting from the changes in the exchange rates due to our global operating and financing activities. As of November 2, 2014, there were no foreign exchange forward contracts outstanding. The impact of derivative instruments is immaterial to our consolidated financial statements for all periods presented. Net losses from foreign currency transactions were not material to our consolidated financial statements for any period presented.
Interest Rate Risk
At November 2, 2014, we had $4.6 billion of Term Loans outstanding under our 2014 Credit Agreement, with an applicable interest rate that is based on a floating rate index. A hypothetical 1.0% increase in the applicable interest rate would increase the interest expense on our outstanding Term Loans for the next 12 months by $45 million.
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial condition and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of November 2, 2014, we do not believe that we have any material direct or indirect exposure to the European financial markets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVAGO TECHNOLOGIES LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avago Technologies Limited:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Avago Technologies Limited and its subsidiaries at November 2, 2014 and November 3, 2013, and the results of their operations and their cash flows for each of the three years in the period ended November 2, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 2, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded LSI Corporation and PLX Technology, Inc. from its assessment of internal control over financial reporting as of November 2, 2014 because they were acquired by the Company in purchase business combinations during 2014. We have also excluded LSI Corporation and PLX Technology, Inc. from our audit of internal control over financial reporting. The total assets of these acquisitions are 14% and 1%, respectively, and total revenues represent 25% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended November 2, 2014.

/s/ PricewaterhouseCoopers LLP
San Jose, California
December 29, 2014

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED BALANCE SHEETS

	November 2, 2014	November 3, 2013
	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,604	$985
Trade accounts receivable, net	782	418
Inventory	519	285
Assets held-for-sale	628	—
Other current assets	302	130
Total current assets	3,835	1,818
Property, plant and equipment, net	1,158	661
Goodwill	1,596	391
Intangible assets, net	3,617	492
Other long-term assets	285	53
Total assets	$10,491	$3,415
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$515	$278
Employee compensation and benefits	219	89
Other current liabilities	236	47
Current portion of long-term debt	46	—
Total current liabilities	1,016	414
Long-term liabilities:
Long-term debt	4,543	—
Convertible notes payable to related party - non-current	920	—
Pension and post-retirement benefit obligations	506	62
Other long-term liabilities	263	53
Total liabilities	7,248	529
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, no par value; 254,330,630 shares and 249,100,178 shares issued and outstanding on November 2, 2014 and November 3, 2013, respectively	2,009	1,587
Retained earnings	1,284	1,305
Accumulated other comprehensive loss	(50)	(6)
Total shareholders’ equity	3,243	2,886
Total liabilities and shareholders’ equity	$10,491	$3,415

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
	(In millions, except per share data)
Net revenue	$4,269	$2,520	$2,364
Cost of products sold:
Cost of products sold	2,121	1,260	1,164
Amortization of intangible assets	249	61	56
Restructuring charges	22	1	2
Total cost of products sold	2,392	1,322	1,222
Gross margin	1,877	1,198	1,142
Research and development	695	398	335
Selling, general and administrative	407	222	199
Amortization of intangible assets	197	24	21
Restructuring charges	140	2	5
Total operating expenses	1,439	646	560
Income from operations	438	552	582
Interest expense	(110)	(2)	(1)
Loss on extinguishment of debt	—	(1)	—
Other income, net	14	19	4
Income from continuing operations before income taxes	342	568	585
Provision for income taxes	33	16	22
Income from continuing operations	309	552	563
Loss from discontinued operations (including a gain on disposal of $18 million), net of income taxes	(46)	—	—
Net income	$263	$552	$563

Basic income per share:
Income per share from continuing operations	$1.23	$2.23	$2.30
Loss per share from discontinued operations, net of income taxes	$(0.18)	$—	$—
Net income per share	$1.05	$2.23	$2.30

Diluted income per share:
Income per share from continuing operations	$1.16	$2.19	$2.25
Loss per share from discontinued operations, net of income taxes	$(0.17)	$—	$—
Net income per share	$0.99	$2.19	$2.25

Weighted-average shares:
Basic	251	247	245
Diluted	267	252	250

Cash dividends declared and paid per share	$1.13	$0.80	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
	(In millions)
Net income	$263	$552	$563
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on post-retirement plans and defined benefit pension plans and impact on plan amendment	(41)	8	(13)
Reclassification to net income	(3)	—	—
Change in net unrealized loss on available-for-sale securities	—	(3)	—
Other comprehensive (loss) income	(44)	5	(13)
Comprehensive income	$219	$557	$550

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
	(In millions)
Cash flows from operating activities:
Net income	$263	$552	$563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	625	187	155
Amortization of debt issuance costs and accretion of debt discount	14	1	—
Share-based compensation	163	77	53
Tax benefits from share-based compensation	42	25	13
Excess tax benefits from share-based compensation	(39)	(17)	(9)
Gain on sale of business	(18)	—	—
Gain from post-retirement medical benefit plan curtailment and settlement	(3)	—	—
Deferred taxes	(92)	(22)	1
Other	11	(12)	5
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(70)	(26)	(13)
Inventory	193	(55)	—
Accounts payable	13	22	(2)
Employee compensation and benefits	20	32	(28)
Other current assets and current liabilities	219	(43)	(36)
Other long-term assets and long-term liabilities	(166)	1	(9)
Net cash provided by operating activities	1,175	722	693
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(5,961)	(414)	(4)
Purchases of property, plant and equipment	(409)	(236)	(241)
Proceeds from sale of business	450	—	—
Proceeds from sale of investments	35	13	—
Purchases of investments	—	(15)	—
Proceeds from insurance claims on property, plant and equipment	—	—	1
Net cash used in investing activities	(5,885)	(652)	(244)
Cash flows from financing activities:
Proceeds from term loan borrowings	4,600	—	—
Proceeds from issuance of convertible senior notes	1,000	—	—
Debt repayments	(12)	—	—
Debt issuance costs	(124)	(2)	—
Payments on capital lease obligations	(1)	(2)	(2)
Issuance of ordinary shares	124	101	44
Repurchase of ordinary shares	(12)	(95)	(110)
Excess tax benefits from share-based compensation	39	17	9
Dividend payments to shareholders	(284)	(198)	(137)
Proceeds from government grants	3	10	2
Payment for settlement of acquisition liability	(4)	—	—
Net cash provided by (used in) financing activities	5,329	(169)	(194)
Net increase (decrease) in cash and cash equivalents	619	(99)	255
Cash and cash equivalents at the beginning of year	985	1,084	829
Cash and cash equivalents at end of year	$1,604	$985	$1,084
Supplemental disclosure of cash flow information:
Cash paid for interest	$78	$1	$1
Cash paid for income taxes, net of refunds	$23	$6	$9
The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(In millions, except share amounts)
Balance as of October 30, 2011	245,962,320	$1,479	$525	$2	$2,006
Issuance of ordinary shares in connection with equity incentive plans	3,023,933	44	—	—	44
Repurchase of ordinary shares	(3,508,762)	(110)	—	—	(110)
Share-based compensation	—	53	—	—	53
Tax benefits from share-based compensation	—	13	—	—	13
Cash dividends paid to shareholders	—	—	(137)	—	(137)
Changes in accumulated other comprehensive loss:
Actuarial losses and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	(13)	(13)
Net income	—	—	563	—	563
Balance as of October 28, 2012	245,477,491	1,479	951	(11)	2,419
Issuance of ordinary shares in connection with equity incentive plans	6,198,818	101	—	—	101
Repurchase of ordinary shares	(2,576,131)	(95)	—	—	(95)
Share-based compensation	—	77	—	—	77
Tax benefits from share-based compensation	—	25	—	—	25
Cash dividends paid to shareholders	—	—	(198)	—	(198)
Changes in accumulated other comprehensive income (loss):
Change in unrealized gain on available-for-sale investment	—	—	—	(3)	(3)
Actuarial gains and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	8	8
Net income	—	—	552	—	552
Balance as of November 3, 2013	249,100,178	1,587	1,305	(6)	2,886
Issuance of ordinary shares in connection with equity incentive plans	5,500,259	124	—	—	124
Repurchase of ordinary shares	(269,807)	(12)	—	—	(12)
Share-based compensation	—	163	—	—	163
Tax benefits from share-based compensation	—	42	—	—	42
Cash dividends paid to shareholders	—	—	(284)	—	(284)
Convertible debt conversion feature	—	85	—	—	85
Fair value of partially vested equity awards assumed in connection with acquisition	—	20	—	—	20
Changes in accumulated other comprehensive income (loss):
Actuarial losses and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	(44)	(44)
Net income	—	—	263	—	263
Balance as of November 2, 2014	254,330,630	$2,009	$1,284	$(50)	$3,243

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview
Overview
Avago Technologies Limited, or the "Company", was organized under the laws of the Republic of Singapore in August 2005. We are a designer, developer and global supplier of a broad range of semiconductor devices with a focus on analog III-V based products and complex digital and mixed signal complementary metal oxide semiconductor, or CMOS, based devices. We have a history of innovation and offer thousands of products that are used in end products such as smartphones, hard disk drives, computer servers, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, and factory automation and industrial equipment. We have four reportable segments: wireless communications, wired infrastructure, enterprise storage and industrial & other, which align with our target markets. References herein to "the Company", "we", "our", "us" and "Avago" are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires.
In August 2014, we acquired PLX Technology, Inc., or PLX, for $308 million. On May 6, 2014, we acquired LSI Corporation, or LSI, a company that provides high-performance storage and networking semiconductors used in hard disk drives, solid state drives, communication systems, computer servers, storage systems and personal computers, for a purchase price of $6.5 billion. On September 2, 2014, we sold LSI's Flash Components Division and Accelerated Solutions Division, or the Flash Business, to Seagate Technology LLC, or Seagate, for $450 million. On August 13, 2014, we entered into an agreement with Intel Corporation, or Intel, to dispose of LSI’s Axxia Networking Business and related assets, or the Axxia Business, for $650 million. This transaction closed on November 18, 2014. In fiscal year 2013, we acquired CyOptics, Inc., or CyOptics.
The consolidated financial statements include the results of operations of PLX, LSI, CyOptics and other acquisitions commencing as of their respective acquisition dates. The results of operations for the Axxia and Flash Businesses are presented as discontinued operations in our consolidated statements of operations. The assets of the Axxia Business to be disposed of are presented as "Assets held-for-sale" on the consolidated balance sheet as of November 2, 2014.

2.	Summary of Significant Accounting Policies
Basis of presentation. We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ended November 2, 2014, or fiscal year 2014, was a 52-week fiscal year. The first quarter of our fiscal year 2014 ended on February 2, 2014, the second quarter ended on May 4, 2014 and the third quarter ended on August 3, 2014. Our fiscal year ended November 3, 2013, or fiscal year 2013, was a 53-week fiscal year, with the first fiscal quarter of that year containing 14 weeks. Our fiscal year ended October 28, 2012, or fiscal year 2012, was a 52-week fiscal year.
Our consolidated financial statements include the accounts of Avago and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements and notes to the consolidated financial statements for the prior years have been reclassified to conform to fiscal year 2014 presentation.
Foreign currency remeasurement.  We operate in a U.S. dollar functional currency environment. As such, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non-monetary items such as inventory and property, plant and equipment, which are remeasured at historical exchange rates. The effects of foreign currency remeasurement were not material for any period presented.
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
Cash and cash equivalents.  We consider all highly liquid investment securities with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. We determine the appropriate classification of our cash and cash equivalents at the time of purchase. Cash equivalents included $589 million and $659 million of time deposits as of November 2, 2014 and November 3, 2013, respectively. As of November 2, 2014, cash equivalents also included $393 million of money-market funds. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds as of November 2, 2014 and November 3, 2013 is determined using unadjusted prices in active, accessible markets for identical assets, as such they are classified as Level 1 assets, as defined within "Fair value measurement" in this note below.

Trade accounts receivable, net.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer-specific experience and the aging of such receivables, among other factors. These allowances were $2 million and $1 million as of November 2, 2014 and November 3, 2013, respectively. Accounts receivable are also recorded net of sales returns and distributor allowances. These amounts are recorded when it is both probable and estimable that discounts will be granted or products will be returned. Accounts receivable allowances at November 2, 2014 and November 3, 2013 were $65 million and $42 million, respectively.
Concentrations of credit risk and significant customers.  Our cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents may be redeemable upon demand and are maintained with several financial institutions that management believes are of high credit quality and therefore bear minimal credit risk. We seek to mitigate our credit risks by spreading such risks across multiple counterparties and monitoring the risk profile of these counterparties. Our accounts receivable are derived from revenue earned from customers located both within and outside the U.S. We mitigate collection risks from our customers by performing regular credit evaluations of our customers’ financial conditions, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.
We sell our products through our direct sales force, distributors and manufacturers representatives. One direct customer accounted for 30% and 26% of our net accounts receivable balance at November 2, 2014 and November 3, 2013, respectively. One direct customer represented 20%, 18% and 17% of our net revenue in fiscal years 2014, 2013 and 2012, respectively. The majority of the revenue from this customer was included in our wireless communications segment.
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
Our minority investments in privately-held companies are accounted for using the cost method and evaluated for impairment quarterly. Such analysis requires significant judgment to identify events or circumstances that would likely have a significant other-than-temporary adverse effect on the carrying value of the investment.
At the time of purchase, we classify investments in marketable equity or debt securities, including warrants to acquire such securities, as held by us, as available-for-sale securities or trading securities. These investments are recorded in the consolidated balance sheets at fair value. Unrealized gains and losses on available-for-sale securities are included as a separate component of accumulated other comprehensive income (loss). Unrealized gains and losses on trading securities are included in current operating results in other income, net. Pre-tax realized gains and losses on marketable equity or debt securities sold are determined based on the specific identification method and are included in current operating results in other income, net.
At November 2, 2014, we had $24 million and $28 million of investments included in current and other long-term assets, respectively. At November 3, 2013, we had $23 million and $5 million of investments included in current and other long-term assets, respectively.
Retirement benefits. Post-retirement assets and liabilities are estimates of benefits that we expect to pay to eligible retirees. We consider various factors in determining the value of our post-retirement net assets, including the number of employees that we expect to receive benefits and other actuarial assumptions.
For defined benefit pension plans, we consider various factors in determining our respective pension liabilities and net periodic benefit costs, including the number of employees that we expect to receive benefits, their salary levels and years of service, the expected return on plan assets, the discount rate, the timing of the payment of benefits, and other actuarial assumptions. If the actual results and events of the pension plans differ from our current assumptions, the benefit obligations may be over- or under-valued.

The key benefit plan assumptions are the discount rate and the expected rate of return on plan assets. The assumptions discussed below are for the U.S. retirement benefit plans. For the non-U.S. plans, we chose assumptions specific to each country.
The U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a hypothetical yield curve constructed with high quality corporate bond yields. We base the salary increase assumptions on historical experience and future expectations. In developing the expected rate of return, we consider long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocation among debt, equity securities and other investments.
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
We designate our forward contracts as either cash flow or fair value hedges. All derivatives are recognized on the consolidated balance sheets at their fair values. For derivative instruments that are designated and qualify as fair value hedges, changes in value of the instruments are recognized in income in the current period. Such hedges are recorded in net income and are offset by the changes in fair value of the underlying assets or liabilities being hedged. For derivative instruments that are designated and qualify as cash flow hedges, changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss), a component of shareholders’ equity. These amounts are then reclassified and recognized in net income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Changes in the fair value of the ineffective portion of derivative instruments are recognized in net income in the current period, which have not been significant to date. The impact of derivative instruments is immaterial to our consolidated financial statements for all periods presented.
Property, plant and equipment.  Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions, improvements and major renewals are capitalized, and maintenance, repairs and minor renewals are expensed as incurred. Assets are held in construction in progress until placed in service, upon which date, we begin to depreciate these assets. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our property, plant and equipment balances and the resulting gain or loss is reflected in the consolidated statements of operations. Buildings and leasehold improvements are generally depreciated over 15 to 40 years, or over the lease period, whichever is shorter, and machinery and equipment are generally depreciated over three to ten years. We use the straight-line method of depreciation for all property, plant and equipment.
Fair value measurement.  Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level hierarchy is applied to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:
Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include cash equivalents, banker's acceptances, trading securities investments and investment funds (i.e., deferred compensation plan assets). We measure trading securities investments and investment funds at quoted market prices as they are traded in an active market with sufficient volume and frequency of transactions.
Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified contractual term, a Level 2 input must be observable for substantially the full term of the asset or liability. We consider our Convertible Notes to be Level 2 liabilities in the fair value hierarchy as the estimated fair value is measured based on the market prices observable for similar instruments.
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
Business combinations. We account for business combinations under the acquisition method of accounting, which requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies, and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include future expected cash flows from product sales, customer contracts and acquired technologies, expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Goodwill and purchased intangible assets.  Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Purchased finite-lived intangible assets are carried at cost less accumulated amortization. Amortization is recognized over the periods during which the intangible assets are expected to contribute to our cash flows. Purchased in-process research and development, or IPR&D, projects are capitalized at fair value as an indefinite lived intangible asset and assessed for impairment thereafter. Upon completion of each underlying project, IPR&D assets are reclassified as an amortizable purchased intangible asset and amortized over their estimated useful lives. If an IPR&D project is abandoned, we recognize the value of the related intangible asset in our consolidated statements of operations in the period it is abandoned. No project abandonments or transfers from IPR&D to amortizable purchased intangible assets occurred for fiscal year 2014.
Long-lived assets. On a quarterly basis, we monitor factors and changes in circumstances that could indicate carrying amounts of long-lived assets, including goodwill, intangible assets, and property, plant and equipment, may not be recoverable. Factors we consider important which could trigger an impairment review include (i) significant under-performance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and (iii) significant negative industry or economic trends. An impairment loss must be measured if the sum of the expected future cash flows (undiscounted and before interest) from the use and eventual disposition of the asset (or asset group) is less than the net book value of the asset (or asset group). The amount of the impairment loss will generally be measured as the difference between the net book value of the asset (or asset group) and the estimated fair value. We perform an annual impairment review of goodwill and intangibles including IPR&D during the fourth quarter of each fiscal year, or more frequently if we believe indicators of impairment exist. No impairment of long-lived assets resulted from our fourth quarter fiscal year 2014 evaluation of long-lived assets for impairment, or for any of the periods presented. Additionally, on a quarterly basis, we assess whether there have been triggers that would require us to evaluate the reasonableness of the remaining estimated useful lives of intangible assets and property, plant & equipment. No such triggers were identified during fiscal year 2014.
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

The following table summarizes the changes in accrued warranty (in millions):

Balance as of October 28, 2012 — included in other current liabilities	$2
Charged to cost of products sold	1
Utilized	(1)
Balance as of November 3, 2013 — included in other current liabilities	2
Liabilities assumed in acquisitions	11
Released to cost of products sold	(4)
Utilized	(1)
Balance as of November 2, 2014 — included in other current liabilities	$8
Revenue recognition.  We recognize revenue related to sales of our products, net of trade discounts and allowances, provided that (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title and risk of loss have transferred, (iii) the price is fixed or determinable and (iv) collectibility is reasonably assured. We consider the price to be determinable when the price is not subject to refund or adjustments or when any such adjustments can be estimated. We evaluate the creditworthiness of our customers to determine that appropriate credit limits are established prior to the acceptance of an order. Revenue, including sales to resellers and distributors, is reduced for estimated returns and distributor allowances. We recognize revenue from sales of our products to distributors upon delivery of products to the distributors. An allowance for distributor credits covering price adjustments and scrap allowances is made based on our estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claim activity has been materially consistent with the provisions we have made based on our historical estimates.
We enter into development agreements with some of our customers and recognize revenue from these agreements upon completion and acceptance by the customer of contract deliverables or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to completion or delivery of services. As we retain the intellectual property generated from these development agreements, costs related to these arrangements are included in research and development expense. Net revenue for fiscal year 2014 included $124 million of revenue from development agreements.
We recognize revenue from the sales and licensing of our intellectual property when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collection of resulting receivables is reasonably assured. Revenue from upfront payments for the licensing of our patents is recognized when the arrangement is mutually signed, if there is no future delivery or future performance obligation and all other criteria are met. Revenue from guaranteed royalty streams are recognized when paid, or collection is reasonably assured and all other criteria are met. When patent licensing arrangements include royalties for future sales of the licensees’ products using our licensed patented technology, revenue is recognized when the royalty report is received from the licensee, at which time the sales price is determinable, provided that all other criteria have been met.
Research and development.  Research and development expense consists primarily of personnel costs for our engineers and third parties engaged in the design and development of our products, software and technologies, including salary, bonus and share-based compensation expense, project material costs, services and depreciation. Such costs are charged to research and development expense as they are incurred.
Government grants. Investment incentives related to government grants are recognized when a legal right to the grant exists, there is reasonable assurance that both the terms and conditions associated with the grant will be fulfilled and the grant proceeds will be received. For government grants related to capital expenditures, the amount of the grant is deferred, and amortized over the useful life of the asset and is reflected in the consolidated statements of cash flows as a financing activity. All other government grants are recognized as a reduction of the qualifying cost being reimbursed and are reflected in the consolidated statements of cash flows as an operating activity.
Share-based compensation expense.  Share-based compensation expense is measured at the grant date, based on the estimated fair values of the awards, net of estimated forfeitures. We use the Black-Scholes option pricing model to determine the estimated fair value for time-based options and employee share purchase plan rights and amortize the share-based compensation expense under the straight-line amortization method over the vesting period. We use the Monte Carlo simulation method to determine the estimated fair value for share price performance, or market-based, stock options and amortize the share-based compensation expense under the graded vesting method over the service period. We recognize a benefit from share-based compensation in shareholders' equity if an incremental tax benefit is realized by following the ordering provisions of the tax law.

Shipping and handling costs.  Our shipping and handling costs charged to customers are included in net revenue and the associated expense is included in cost of products sold in the consolidated statements of operations for all periods presented.
Advertising.  Advertising costs are expensed as incurred and included within selling, general and administrative expense. Advertising costs were not material for fiscal years 2014, 2013 or 2012.
Litigation and settlement cost. We are involved in legal actions and other matters arising in our recent business acquisitions and in the normal course of business. We recognize an estimated loss contingency when the outcome is probable or reasonably possible prior to issuance of the consolidated financial statements and we are able to reasonably estimate the amount or range of any possible loss.
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
We recognize net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. If we determine that we are able to realize our deferred income tax assets in the future in excess of their net carrying values, we adjust the valuation allowance and reduce the provision for income taxes. Likewise, if we determine that we are not be able to realize all or part of our net deferred tax assets, we increase the provision for income taxes in the period such determination is made.
We account for uncertainty in income taxes in accordance with accounting guidance on income taxes. The guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.
Net income per share. Basic net income per share is computed using the weighted-average number of ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of ordinary shares and potentially dilutive share equivalents outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money options (including market-based share options), restricted share units, or RSUs, employee share purchase rights under the Avago Technologies Limited Employee Share Purchase Plan, or ESPP, (collectively, equity awards) and the 2% Convertible Senior Notes due 2021 issued by Avago Technologies Limited, or the Convertible Notes. The dilutive effect of equity awards is calculated based on the average share price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising share options and to purchase shares under the ESPP, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recognized as ordinary shares when equity awards become deductible for income tax purposes are collectively assumed to be used to repurchase ordinary shares. The dilutive effect of the Convertible Notes is calculated using the treasury stock method. For the purpose of calculating the dilutive effect, we assume that the Convertible Notes will be settled in cash, which warrants use of the treasury stock method. In making this assumption, we considered our existing cash balance, future cash flows from operations and our ability to borrow and repay our existing term loans. The treasury stock method assumes that the carrying value of the Convertible Notes represents proceeds, since settlement of the Convertible Notes tendered for conversion may be settled with cash, ordinary shares or a combination of both at our option. The resulting incremental ordinary shares attributable to the assumed conversion of the Convertible Notes are a component of diluted shares.
Diluted net income per share excluded the potentially dilutive effect of weighted-average equity awards (options, RSUs, and ESPP rights) to purchase 1 million ordinary shares in fiscal year 2014 and 2 million ordinary shares in each of fiscal years 2013 and 2012, as their effect was antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in millions, except per share data):

	Fiscal Year
	2014	2013	2012
Net income (Numerator):
Income from continuing operations	$309	$552	$563
Loss from discontinued operations, net of income taxes	(46)	—	—
Net income	$263	$552	$563

Shares (Denominator):
Basic weighted-average ordinary shares outstanding	251	247	245
Add incremental shares for:
Dilutive effect of share options, RSUs and ESPP rights	8	5	5
Dilutive effect of Convertible Notes	8	—	—
Shares used in diluted computation	267	252	250

Basic income per share:
Income per share from continuing operations	$1.23	$2.23	$2.30
Loss per share from discontinued operations, net of income taxes	(0.18)	—	—
Net income per share	$1.05	$2.23	$2.30

Diluted income per share:
Income per share from continuing operations	$1.16	$2.19	$2.25
Loss per share from discontinued operations, net of income taxes	(0.17)	—	—
Net income per share	$0.99	$2.19	$2.25
Recently Adopted Accounting Guidance
In fiscal year 2014, we adopted guidance on the presentation of reporting reclassifications out of accumulated other comprehensive income (loss). This guidance seeks to improve the reporting of such reclassifications by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income (loss) in previously issued guidance. The adoption of this guidance affected the presentation of comprehensive income, but did not have any impact on our financial condition or results of operations.
Recent Accounting Guidance Not Yet Adopted
In November 2014, the Financial Accounting Standards Board, or FASB, issued authoritative guidance that provides guidance on whether and at what threshold an acquired business or not-for-profit organization can apply pushdown accounting. This guidance provides an option to apply pushdown accounting in the separate financial statements of an acquired entity upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The guidance is effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of this guidance is not expected to have any significant impact on our consolidated financial statements.
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

3.	Acquisitions and Investments
Acquisition Summary
On May 6, 2014, we acquired LSI for a purchase price of $6.5 billion. On September 2, 2014, we sold LSI's Flash Business to Seagate for $450 million. On August 13, 2014, we entered into an agreement with Intel to sell LSI’s Axxia Business for $650 million. This transaction closed on November 18, 2014.
In August 2014, we acquired PLX for $308 million. In fiscal year 2013, we acquired CyOptics, Inc., or CyOptics. In addition, in each of fiscal years 2014 and 2013, we made one additional acquisition that was immaterial to our consolidated results of operations. During fiscal year 2012, we made two acquisitions that were immaterial individually and in the aggregate to our consolidated results of operations.
The consolidated financial statements include the results of operations of LSI, PLX, CyOptics and other acquisitions commencing as of their respective acquisition dates. The results of operations for the Axxia and Flash Businesses are presented as discontinued operations in our consolidated statements of operations. The assets of the Axxia Business to be disposed of are presented as assets held-for-sale on the consolidated balance sheet as of November 2, 2014.
Unaudited pro forma results of operations for the LSI, PLX and CyOptics acquisitions are presented below. Acquisition related transaction costs such as legal, accounting and other related expenses were recorded as a component of selling, general and administrative expense in our consolidated statements of operations. During fiscal years 2014 and 2013, we incurred $35 million and $5 million, respectively, in transaction costs related to acquisitions.
Summary of Intangible Assets Acquired and Valuation Methods Used
For each of our acquisitions, the allocation of the purchase price to tangible and identified intangible assets acquired was based on our best estimate of the fair value of such assets as of the respective acquisition dates. The fair value of acquired tangible and identified intangible assets is determined based on inputs that are unobservable and significant to the overall fair value measurement. As such, acquired tangible and intangible assets are classified as Level 3 assets.
Developed technology was valued using the discounted cash flow method. Under this method, the direct cash flows expected to be generated by the technologies were discounted over their remaining lives, net of returns on contributory assets such as working capital, property and equipment and the assembled workforce, trade name, and existing customer relationships, using discount rates adjusted to reflect the risk and timing of cash flows associated with the specific assets relative to the other asset classes. We valued base product technology that generates cash flows from sales of the existing products using the income approach, specifically the multi-period excess earnings method which calculates the value based on the risk-adjusted present value of the cash flows specific to the products, allowing for a reasonable return. Packaging technology was valued utilizing the relief-from-royalty method, a form of the income approach. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. The royalty rate was based on an analysis of empirical, market-derived royalty rate for guideline intangible assets. The economic useful life was determined based on the technology cycle related to each product family and its expected contribution to forecast revenue. Customer relationships represent the fair value of future projected revenue that is expected to be derived from sales of products to existing customers of our acquired companies. Customer relationships were valued using the with-and-without-method, a form of the income approach. In this method, the fair value is measured by the difference between the present values of the cash flows from the sale with and without the existing customers in place over the period of time necessary to reacquire the customers. The method involves a comparison of the cash flows assuming the customer relationships were in place to cash flows that would be generated if the customer relationships were newly created. The economic useful life was determined based on the estimated customer product or program ramp-up period required to develop the similar existing customer revenue base.
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
Trade names relate to our acquirees' product brands and their fair values were determined by applying the relief-from-royalty method under the income approach. This valuation method is based on the application of a royalty rate to forecasted revenue under the respective trade name and involves discounting net cash flows resulting from the forecast of avoided royalties over a transition period, giving consideration to the cost of capital estimate as well as the risk and timing of the cash flows associated with this asset relative to the other asset classes. The economic useful life was determined based on the expected life of the trade names, the history of the trade names and the cash flows anticipated over the forecasted periods.
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
IPR&D represents the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of the acquisition. The fair value of IPR&D was determined using the multi-period excess earnings method, a form of the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. The acquisition date fair value of IPR&D will be either amortized or impaired depending on whether the projects are completed or abandoned.
LSI
On May 6, 2014, we acquired LSI, a company that provides high-performance storage and networking semiconductors used in hard disk drives, solid state drives, communication systems, computer servers, storage systems and personal computers. We acquired LSI to enhance our competitive position in the enterprise storage market to expand Avago's product offerings and to provide us with system-level expertise in the wired infrastructure market. Total consideration consisted of the following (in millions):

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
We allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition. During the fourth quarter of fiscal year 2014, we made adjustments to certain tax balances during the measurement period, resulting in a $62 million increase in goodwill. As additional information becomes available, we may further revise our preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.
Our preliminary allocation of the purchase price, net of cash acquired, is as follows (in millions):

Fair Value
Trade accounts receivable	$282
Inventory	372
Assets held-for-sale	450
Other current assets	174
Property, plant and equipment	260
Goodwill	1,220
Intangible assets	3,865
Other long-term assets	178
Total assets acquired	6,801
Accounts payable	(207)
Employee compensation and benefits	(91)
Other current liabilities	(156)
Pension and post-retirement benefit obligations	(446)
Other long-term liabilities	(237)
Total liabilities assumed	(1,137)
Fair value of net assets acquired	$5,664
Goodwill is primarily attributable to the assembled workforce of LSI, anticipated synergies and economies of scale expected from the operations of the combined company. Goodwill is not deductible for tax purposes.
Our results of continuing operations for fiscal year 2014 include $1,050 million of net revenue attributable to LSI after May 6, 2014. It is impracticable to determine the effect on net income resulting from the LSI acquisition for fiscal year 2014, as the Company immediately integrated LSI into its ongoing operations.
On September 2, 2014, we sold the Flash Business to Seagate for $450 million. The Flash Business was classified as assets held-for-sale on our consolidated balance sheet and was carried at fair value less costs to sell through the date of the sale.
On November 18, 2014, we sold the Axxia Business to Intel for $650 million. This transaction did not meet the criteria for assets held-for-sale under the relevant accounting guidance as of May 6, 2014 and therefore the assets of the Axxia Business were not included in assets held-for-sale in the LSI purchase price allocation. The Axxia Business was classified as assets held-for-sale on our consolidated balance sheet as of November 2, 2014 and carried at fair value less costs to sell.

Intangible Assets
Identified intangible assets acquired consisted of the following:

	Fair Value (in millions)	Estimated Useful Lives (in years)
Developed technology	$1,961	10
Customer relationships	1,415	8
Trade names	178	8
Customer order backlog	106	1
Patents	11	8
In-place lease	2	3
Total identified finite-lived intangible assets	3,673
In-process research and development	192
Total identified intangible assets	$3,865
Developed technology relates to systems-on-a-chip, read channel, pre-amplifiers, redundant array of independent disk, or RAID, Syncro, Axxia design, standard and customized networking solutions technologies.
LSI's IPR&D projects as of November 2, 2014 were primarily as follows ($ in millions):

Description	IPR&D	Percentage of Completion at Acquisition	Estimated Cost to Complete	Expected Release Date
SAS controllers for enterprise storage systems	$97	17%	$251	2016
High speed mix signal transceivers for enterprise and client HDD storage systems - Gen2 and Gen3	$18	63% and 25%	$34	2015 and 2017
In addition, $71 million of LSI's Axxia IPR&D was reported as assets held-for-sale and sold to Intel in connection with the Axxia Business sale on November 18, 2014. A discount rate of 14.5% was applied to the projected cash flows to reflect the risk related to these IPR&D projects in determining their fair values. The discount rate represents a premium of 1% over the weighted-average cost of capital to reflect the higher risk and uncertainty of the cash flows for IPR&D relative to the overall business.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the fiscal years presented, as if LSI had been acquired as of the beginning of fiscal year 2013. The pro forma information excludes results of operations of LSI's Flash Business and Axxia Business and related acquisition costs, and includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to share-based compensation expense and interest expense for the additional indebtedness incurred to complete the acquisition. The pro forma results for fiscal year 2013 also include amortization of the purchase accounting effect on inventory acquired from LSI. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the merger actually occurred at the beginning of fiscal year 2013 or of the results of future operations of the combined business. Consequently, actual results differ from the unaudited pro forma information presented below (in millions, except for per share amounts):

	Fiscal Year
	2014	2013
Pro forma net revenue	$5,277	$4,556
Pro forma income (loss) from continuing operations	$598	$(169)
Pro forma income (loss) per share from continuing operations - basic	$2.38	$(0.68)
Pro forma income (loss) per share from continuing operations - diluted	$2.19	$(0.68)

PLX
On August 12, 2014, we acquired PLX, a provider of PCI Express, or PCIe, semiconductor and software connectivity solutions. We acquired PLX to broaden our portfolio to better serve the enterprise storage and networking end markets. Total consideration consisted of the following (in millions):

Cash paid to PLX stockholders	$299
Cash paid for options and restricted stock units	9
Total purchase price	308
Less: cash acquired	11
Total purchase price, net of cash acquired	$297
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
Our preliminary allocation of the purchase price, net of cash acquired, is as follows (in millions):

Fair Value
Trade accounts receivable	$12
Inventory	25
Assets held-for-sale (1)	26
Other current assets	4
Property, plant and equipment	7
Goodwill	75
Intangible assets	191
Accounts payable	(5)
Employee compensation and benefits	(4)
Other current liabilities	(6)
Other long-term liabilities	(28)
Fair value of net assets acquired	$297
_________________________________
(1) Assets held-for-sale represent a building for the former PLX headquarters.
Goodwill is primarily attributable to the assembled workforce, the return on future technology and customer development. Goodwill is not deductible for tax purposes.
Intangible Assets
Identified intangible assets acquired consisted of the following:

	Fair Value (in millions)	Estimated Useful Lives (in years)
Developed technology	$118	7
Customer relationships	39	10
Trade names	5	5
Total identified finite-lived intangible assets	162
In-process research and development	29
Total identified intangible assets	$191
Developed technology represents the fair value of PLX products that had reached technological feasibility and were a part of its product offering, which included PCIe switches, PCIe bridges and connectivity products. Customer relationships represent the fair values of PLX's existing relationships with over 1,000 customers for its PCIe switch/bridge business in the enterprise, PC consumer and industrial/embedded markets.
PLX IPR&D consists of a PCI Express Gen 3 switch with enhanced features to mimic Ethernet and Infiniband products and increase the scope of the fabric. The following table summarizes the details of the IPR&D project as of November 2, 2014 ($ in millions):

Project Name	IPR&D	Discount Rate	Percentage of Completion at Acquisition	Estimated Cost to Complete	Expected Release Date
PCI ExpressFabric platform for PCIe solid state drives and extension of PCIe use	$29	21.3%	70%	$5	2015
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the fiscal years presented, as if PLX had been acquired as of the beginning of fiscal year 2013. The pro forma information excludes related acquisition costs and includes adjustments to share-based compensation expense, amortization and depreciation for intangible assets and property, plant and equipment acquired. The pro forma results for fiscal year 2013 also include amortization of the purchase accounting effect on inventory acquired from PLX. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the merger actually occurred at the beginning of fiscal year 2013 or of the results of future operations of the combined business. Consequently, actual results differ from the unaudited pro forma information presented below (in millions, except for per share amounts):

	Fiscal Year
	2014	2013
Pro forma net revenue	$4,353	$2,624
Pro forma income from continuing operations	$302	$525
Pro forma income per share from continuing operations - basic	$1.20	$2.12
Pro forma income per share from continuing operations - diluted	$1.13	$2.08
CyOptics
On June 28, 2013, we acquired CyOptics, a U.S.-based company that manufactures and sells Indium Phosphide, or InP, optical chip and component technologies for the data communications and telecommunications markets, for approximately $377 million, of which $373 million was paid in cash, net of $3 million in cash acquired. CyOptics had front-end manufacturing operations in the U.S. and back-end manufacturing operations in Mexico. During fiscal year 2014, we paid $4 million of additional deferred consideration to the previous shareholders of CyOptics. In addition, approximately $27 million was payable to key employees of CyOptics as part of a retention bonus plan, of which $17 million had been paid as of November 2, 2014. This amount was paid into escrow, will be paid to those employees over a three-year period subsequent to the acquisition date and is being recognized as compensation expense over the same period. For eligible CyOptics employees whose employment is involuntarily terminated by the Company, their retention bonus payments are accelerated and due in full upon such termination in accordance with the provisions of the plan. During fiscal year 2014, we recognized compensation expense of $10 million due to the departure of certain plan participants.
We acquired CyOptics to strengthen our fiber optics product portfolio for emerging 40G and 100G enterprise and data center applications, through CyOptics' single-mode InP laser, receiver and photonics integration capability and for their optical components business, which serves segments of the access, metro and long-haul markets. The purchase price for CyOptics was determined based on cash flow projections assuming the integration of any acquired technology and products with our own, which were of considerably greater value than utilizing CyOptics’ technology or products on a standalone basis, as well as the assembled workforce of CyOptics. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired, and, as a result, we recognized goodwill in connection with this transaction, which is not deductible for tax purposes.

Our allocation of the purchase price, net of cash acquired was as follows (in millions):

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
There were no significant contingencies assumed as part of the acquisition. As of November 2, 2014, we had a $6 million indemnification receivable in other long-term assets for tax positions related to CyOptics value added tax and income taxes payable existing prior to the acquisition. Our results of operations for fiscal year 2013 include $85 million of net revenue attributable to CyOptics.
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
Unaudited Pro Forma Information
The following table presents certain unaudited pro forma financial information for each of the fiscal years presented as if CyOptics had been acquired as of the beginning of fiscal year 2012. The unaudited pro forma information combines the historical results of CyOptics with our consolidated historical results and includes certain fair value adjustments reflecting the estimated impact of amortization of intangible assets acquired and depreciation of acquired property, plant and equipment for the respective periods. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2012 or of the results of future operations of the combined business. Consequently, actual results differ from the unaudited pro forma information presented below (in millions, except for per share amounts):

	Fiscal Year
	2013	2012
Pro forma net revenue	$2,663	$2,578
Pro forma net income	$547	$551
Pro forma net income per share-basic	$2.21	$2.25
Pro forma net income per share-diluted	$2.17	$2.20

Investments
We determine the appropriate classification of our investments at the time of acquisition and re-evaluate such determination at each balance sheet date. We record non-marketable equity investments at cost where we do not have the ability to exercise significant influence over or control the business and periodically review them for impairment. As a result of the acquisition of LSI on May 6, 2014, we acquired a 51% equity interest in a joint venture, Silicon Manufacturing Partners Pte Ltd., or SMP, owned by us and GLOBALFOUNDRIES, a manufacturing foundry for integrated circuits. SMP operates an integrated circuit manufacturing facility in Singapore. We account for our ownership position in SMP under the equity method of accounting. The Company is effectively precluded from unilaterally taking any significant action in the management of SMP due to GLOBALFOUNDRIES’ significant participatory rights under the joint venture agreement. Because of GLOBALFOUNDRIES’ approval rights, the Company cannot make any unilateral decisions regarding SMP without GLOBALFOUNDRIES’ approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by GLOBALFOUNDRIES, and GLOBALFOUNDRIES provides day-to-day operational support to SMP. As of November 2, 2014, the carrying amount of our equity interest was $22 million. The equity interest is reported in other long-term assets on our consolidated balance sheet.

4.	Supplemental Financial Information
Inventory
Inventory consists of the following (in millions):

	November 2, 2014	November 3, 2013
Finished goods	$185	$53
Work-in-process	250	154
Raw materials	84	78
Total inventory	$519	$285
Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

	November 2, 2014	November 3, 2013
Land	$37	$12
Construction in progress	198	83
Buildings and leasehold improvements	300	182
Machinery and equipment	1,316	955
Total property, plant and equipment	1,851	1,232
Accumulated depreciation and amortization	(693)	(571)
Total property, plant and equipment, net	$1,158	$661
Depreciation expense was $164 million, $102 million and $78 million, for fiscal years 2014, 2013 and 2012, respectively.
At November 2, 2014 and November 3, 2013, machinery and equipment included $85 million and $72 million of software costs, respectively, and accumulated amortization included $55 million and $60 million, respectively.
At November 2, 2014 and November 3, 2013, we had $8 million of gross carrying amount of assets under capital leases in each period, and accumulated amortization of $7 million and $6 million, respectively.
At November 2, 2014 and November 3, 2013, we had $45 million and $31 million, respectively, of unpaid purchases of property, plant, and equipment included in accounts payable and other current liabilities. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statements of cash flows in the period they are paid.

Other Current Liabilities
Other current liabilities consist of the following (in millions):

	November 2, 2014	November 3, 2013
Income and other taxes payable	$57	$15
Other	179	32
Total other current liabilities	$236	$47

Accumulated Other Comprehensive Loss
The change in accumulated other comprehensive loss was entirely related to defined pension and post-retirement plans as follows (in millions):

Balance as of November 3, 2013	$(6)
Changes in accumulated other comprehensive loss:
Other comprehensive loss before reclassifications	(61)
Amounts reclassified out of accumulated other comprehensive loss	(3)
Tax effects	20
Other comprehensive loss	(44)
Balance as of November 2, 2014	$(50)
Other Income (Expense), net
Other income (expense), net includes interest income, net realized gains on the sale of available-for-sale securities, realized and unrealized gains or losses on trading securities, gains on the sale of cost method investments, gains (losses) on currency remeasurement and other miscellaneous items. The following table presents the detail of other income (expense), net (in millions):

	Fiscal Year
	2014	2013	2012
Other income	$18	$15	$3
Interest income	6	4	4
Other expense	(10)	—	(3)
Other income, net	$14	$19	$4

5.	Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill by segment (in millions):

	Wireless Communications	Wired Infrastructure	Enterprise Storage	Industrial & Other	Total
Balance as of November 3, 2013	$261	$74	$—	$56	$391
LSI acquisition	—	308	832	80	1,220
PLX acquisition	—	—	75	—	75
Other acquisition	—	1	—	—	1
Reclassification of goodwill related to Axxia assets held-for-sale	—	(91)	—	—	(91)
Balance as of November 2, 2014	$261	$292	$907	$136	$1,596

During the fourth quarter of fiscal year 2014, we changed our organizational structure resulting in four reportable segments: wireless communications, wired infrastructure, enterprise storage, and industrial & other. As a result, we have reassigned the goodwill balance as of November 3, 2013 to reflect our new segment structure.
Intangible Assets
Purchased intangible assets consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of November 2, 2014
Purchased technology	$2,651	$(682)	$1,969
Customer and distributor relationships	1,570	(264)	1,306
Other	275	(87)	188
Intangible assets subject to amortization	4,496	(1,033)	3,463
In-process research and development	154	—	154
Total	$4,650	$(1,033)	$3,617

As of November 3, 2013
Purchased technology	$843	$(462)	$381
Customer and distributor relationships	289	(186)	103
Other	8	(4)	4
Intangible assets subject to amortization	1,140	(652)	488
In-process research and development	4	—	4
Total	$1,144	$(652)	$492
The following table presents amortization of purchased intangible assets (in millions):

	Fiscal Year
	2014	2013	2012
Cost of products sold	$249	$61	$56
Operating expenses	197	24	21
Total	$446	$85	$77
Based on the amount of intangible assets subject to amortization at November 2, 2014, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year
2015	$688
2016	625
2017	558
2018	436
2019	372
Thereafter	784
$3,463
The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

	November 2, 2014	November 3, 2013
Amortizable intangible assets:
Purchased technology	8	7
Customer and distributor relationships	7	6
Other	6	7

6.	Retirement Plans and Post-Retirement Benefits
Defined Benefit Plans.  As a result of the LSI acquisition on May 6, 2014, we assumed LSI's defined benefit pension plans covering certain U.S. and non-U.S. employees under which we are obligated to make future contributions to fund benefits to participants. The U.S. defined benefit pension plans include a management plan and a represented plan. Benefits under the management plan are provided under either an adjusted career-average-pay program or a cash-balance program. Benefits under the represented plan are based on a dollar-per-month formula. Benefit accruals under the management plan were frozen in 2009. Participants in the adjusted career-average-pay program no longer earn service accruals. Participants in the cash-balance program no longer earn service accruals, but continue to earn 4% interest per year on their cash-balance accounts. There are no active participants under the represented plan. We also assumed a non-qualified supplemental pension plan in the United States that principally provides benefits based on compensation in excess of amounts that can be considered under the management plan. We also assumed pension plans covering certain non-U.S. employees.
401(k) Defined Contribution Plans.  Our U.S. eligible employees participate in the Avago Technologies U.S. Inc. 401(k) Plan, or the Avago 401(k) Plan. Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the Avago 401(k) Plan, we provide matching contributions to employees up to a maximum of 6% of an employee’s annual eligible compensation. All matching contributions vest immediately. The Avago 401(k) Plan provides for tax deferred and after-tax Roth contributions for eligible employees and allows employees to contribute from 1% to 50% of their annual compensation on a pre-tax and after-tax basis, subject to regulatory and plan limitations.
In connection with the LSI acquisition we assumed the LSI Corporation 401(k) Plan, or the LSI 401(k) Plan. The LSI 401(k) Plan provides for tax deferred contributions for eligible employees and allows employees to contribute from 1% to 90% of their annual compensation on a pre-tax basis. The LSI 401(k) Plan also allows employees to make after-tax Roth contributions. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches employee contributions up to 100% of the first 5% of eligible earnings. All matching contributions vest immediately.
During fiscal years 2014, 2013 and 2012, we made contributions of $18 million, $8 million and $7 million, respectively, to the 401k plans.
Post-Retirement Benefit Plans.  Our U.S. employees who transferred to us from Agilent Technologies, Inc., or Agilent, as part of the acquisition of the Semiconductor Products Group business from Agilent, who were age 49 or younger on January 1, 2005 and who meet the retirement eligibility requirements as of their termination dates, may receive post-retirement medical benefits under our retiree medical account program. Under our retiree medical account program, eligible retirees are allocated a spending account of either $40,000 or $55,000, depending on the retiree’s age at January 1, 2005, from which the retiree can receive reimbursement for premiums paid for medical coverage to age 65. U.S. employees who transferred to us from Agilent and who were age 50 or over on January 1, 2005 may be eligible for our traditional retiree medical plan upon meeting certain eligibility requirements and certain service criteria. Once participating in the traditional retiree medical plan, retirees are provided with access to both pre-65 medical coverage and supplemental Medicare coverage with medical premiums based on the type of coverage chosen and service criteria. Retirees in this group are also given the option to choose the $55,000 retiree medical account program instead of the traditional retiree medical plan.
Effective January 1, 2014, we amended our U.S. post-retirement medical benefit plan. The amendment affected active, eligible employees and had no impact on existing retirees. As a result of the amendment, employees who were previously eligible for the medical benefit spending account of $40,000 upon retirement received a cash settlement based on age and years of service and have ceased to be eligible for post-retirement medical benefits under the program. During fiscal year 2014, we paid $6 million into these employees' 401(k) accounts. For employees who were previously eligible for the medical benefit spending account of $55,000 upon retirement, we extended the maximum age to use, as retirees, the spending account to pay premiums for medical coverage from 65 to 75. Employees who were previously eligible for the traditional retiree medical plan upon retirement are no longer eligible to participate in such a plan and will, instead, only be eligible for the extended $55,000 retiree medical account program described above. As a result of the above plan amendment, we recognized a curtailment gain of $1 million and a settlement gain of $2 million in fiscal year 2014.
As a result of completing the LSI acquisition on May 6, 2014, we assumed a group life insurance plan that offers post-retirement life insurance coverage for certain U.S. employees.
Non-U.S Retirement Benefit Plans.  In addition to the defined benefit plans for certain employees in Taiwan, Korea, Japan, France, Italy and Germany, other eligible employees outside of the United States receive retirement benefits under various defined contribution retirement plans. Eligibility is generally determined based on the terms of our plans and local statutory requirements.

Net Periodic Benefit Cost. For fiscal years 2014, 2013 and 2012, components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss consisted of (in millions):

	Pension Benefits			Post-Retirement Benefits
	2014	2013	2012	2014	2013	2012
Net periodic benefit cost:
Service cost	$2	$3	$4	$—	$—	$1
Interest cost	32	2	1	2	1	1
Expected return on plan assets	(36)	—	—	(2)	—	—
Net actuarial loss (gain) and prior service cost	1	—	—	(1)	—	—
Curtailments	—	—	—	(1)	—	—
Settlements	—	—	—	(2)	—	—
Net periodic benefit cost (income)	$(1)	$5	$5	$(4)	$1	$2

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss:
Net actuarial (gain) loss	$59	$4	$11	$2	$(11)	$3
Total recognized in accumulated other comprehensive loss	$59	$4	$11	$2	$(11)	$3
We expect to recognize $1 million of net actuarial losses and $1 million of net actuarial gains in net periodic benefit cost in fiscal year 2015 related to our defined benefit pension plans and our post-retirement benefit plans, respectively.

Funded Status.  The funded status of the post-retirement benefit plans and defined benefit pension plans was as follows (in millions):

	Pension Benefits		Post-Retirement Benefits
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Change in plan assets:
Fair value of plan assets — beginning of period	$13	$13	$—	$—
Actual return on plan assets	36	—	1	—
Employer contributions	47	1	6	—
Payments from plan assets	(39)	(1)	(1)	—
Settlements	(7)	—	(6)	—
Plan assets acquired in acquisitions	1,078	—	78	—
Fair value of plan assets — end of period	$1,128	$13	$78	$—
Change in benefit obligations:
Benefit obligations — beginning of period	$55	$46	$22	$32
Service cost	2	3	—	—
Interest cost	32	2	2	1
Actuarial (gain) loss	59	4	2	(11)
Benefit payments	(39)	(1)	(1)	—
Plan amendments	—	—	(1)	—
Settlements	(7)	—	(6)	—
Benefit obligations assumed in acquisitions	1,521	—	51	—
Foreign currency impact	(4)	1	—	—
Benefit obligations — end of period	$1,619	$55	$69	$22

Overfunded (underfunded) status of benefit obligations	$(491)	$(42)	$9	$(22)

The obligations for our defined benefit pension plans were as follows (in millions):
Plans with benefit obligations in excess of plan assets:

	Pension Benefits		Post-Retirement Benefits
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Projected benefit obligations	$1,608	$54	$—	$—
Accumulated benefit obligations	$1,598	$47	$15	$22
Fair value of plan assets	$1,114	$13	$—	$—

The fair value of pension plan assets at November 2, 2014 and November 3, 2013 included $26 million and $13 million, respectively, of assets for our non-U.S. pension plans. Contributions to our non-U.S. plans were $5 million for fiscal year 2014.
The projected benefit obligations as of November 2, 2014 and November 3, 2013 included $89 million and $55 million, respectively, of obligations related to the our non-U.S. plans. The accumulated benefit obligations as of November 2, 2014 and November 3, 2013 included $82 million and $47 million, respectively, related to our non-U.S. plans.

Plans with benefit obligations less than plan assets:

	Pension Benefits		Post-Retirement Benefits
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Projected benefit obligations	$11	$—	$—	$—
Accumulated benefit obligations	$11	$—	$54	$—
Fair value of plan assets	$14	$—	$78	$—

Amounts recognized in the consolidated balance sheets were as follows (in millions):

	Pension Benefits		Post-Retirement Benefits
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Other long-term assets	$2	$—	$24	$—
Other current liabilities	$1	$—	$1	$1
Other long-term liabilities	$492	$41	$14	$21
Amounts recognized in accumulated other comprehensive loss, net of taxes:
Net actuarial gains (losses) and net prior service cost (benefit)	(48)	(10)	(2)	4
Total amounts recognized in accumulated other comprehensive loss, net of taxes	$(48)	$(10)	$(2)	$4

We currently expect to make contributions of $62 million to our defined benefit pension plans in fiscal year 2015. We do not expect to make any contributions to our post-retirement medical benefit plans in fiscal year 2015. As of November 2, 2014, expected payments from our benefit plans over the next 10 fiscal years are as follows (in millions):

	Pension Benefits	Post-Retirement Benefits
2015	$100	$2
2016	95	2
2017	92	2
2018	93	2
2019	92	3
2020-2024	464	16

Defined Benefit Plan Investment Policy.  Plan assets of the funded defined benefit pension plans are invested in funds held by third-party fund managers or are deposited into government-managed accounts in which we have no active involvement in and no control over investment strategy, other than establishing broad investment guidelines and parameters. The plan assets held by third-parties consist primarily of equities, fixed income funds and commingled funds. The fund managers monitor the fund’s asset allocation within the guidelines established by our plan’s investment committee. In line with plan investment objectives and consultation with our management, our investment committee set an allocation benchmark among equity, bond and other assets based on the relative weighting of overall non-U.S. market indices. The overall investment objectives of the plan are 1) the acquisition of suitable assets of appropriate liquidity which will generate income and capital growth to meet current and future plan benefits, 2) to limit the risk of the assets failing to meet the long term liabilities of the plan, and 3) to minimize the long term costs of the plan by maximizing the return on the assets. Performance is regularly evaluated by the investment committee and is based on actual returns achieved by the fund manager relative to its benchmark.
For the defined benefit pension plans assumed in connection with the LSI acquisition, the investment strategy for the U.S. plans is to allocate assets in a manner that seeks both to maximize the safety of promised benefits and to minimize the cost of funding those benefits. The Company directs the overall portfolio allocation and uses a third-party investment consultant that has discretion to structure portfolios and select the investment managers within those allocation parameters. Multiple investment managers are utilized, including both active and passive management approaches. The plan assets are diversified across different asset classes and investment styles, and those assets are periodically rebalanced toward asset allocation targets.
The target asset allocation for U.S. plans reflects a risk/return profile that the Company believes is appropriate relative to the liability structure and return goals for the plans. The Company periodically reviews the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. The current target allocations for the U.S. management and represented pension plan assets are 40% in public equity securities, 52.5% in fixed-income securities, and 7.5% in real estate securities. The equity investment target allocation is equally divided between U.S. and non-U.S. securities. The fixed-income allocation is primarily directed toward long-term core bond investments, with smaller allocations to Treasury Inflation-Protected Securities and high-yield bonds.
Our defined benefit pension plans' weighted-average asset allocations by category were:

	Defined Benefit Pension Plans
	November 2, 2014		November 3, 2013
	Actual	Target	Actual	Target
Equity investments	34%	40%	—%	—%
Fixed income	66%	53%	88%	88%
Real estate	—%	7%	—%	—%
Time deposits	—%	—%	2%	2%
Other	—%	—%	10%	10%
Total	100%	100%	100%	100%

Fair Value Measurement of Plan Assets.  The following table presents the fair value of plan assets by major category using the same three-level hierarchy described in Note 2. "Summary of Significant Accounting Policies" (in millions):

	Fair Value Measurements as of November 2, 2014
	Level 1		Level 2		Level 3
Cash and cash equivalents	$27	(a)	$—		$—
Equity securities:
U.S. equity securities	142	(b)	—		—
Non-U.S. equity securities	97	(b)	—		—
Fixed-income securities:
U.S. treasuries	—		28	(c)	—
Corporate bonds	—		438	(c)	—
Asset-backed and mortgage-backed securities	—		6	(c)	—
Agency-backed bonds	—		2	(c)	—
Municipal bonds	—		26	(c)
Government bonds	—		29	(c)	—
Other types of investments:
Commingled funds - equities	—		145	(d)	—
Commingled funds - bonds	—		188	(e)	—
Total	$266		$862		$—
_________________________________
(a)     Cash equivalents primarily include short-term investment funds which consisted of short-term money market instruments that are valued based on quoted prices in active markets.
(b)     These U.S. equity securities and non-U.S. equity securities are valued based on quoted prices in active markets.
(c)     These amount consists of investments that are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.
(d)     These amounts consist of investments in funds not registered with U.S. Securities and Exchange Commission, or SEC, with underlying investments primarily in publicly traded U.S. and non-U.S. equity securities, including securities with small and large market capitalization. The fair value was determined based on the net asset value per share of each investment at November 2, 2014. These funds are classified as Level 2 in the fair value hierarchy as the Company could redeem these investments with the sponsoring investment management organizations at November 2, 2014, and with at least monthly frequency on an ongoing basis.
(e)     These amounts consist of investments in funds not registered with the SEC with underlying investments primarily in Treasury Inflation-Protected Securities and high-yield bonds. The fair value was determined based on the net asset value per share of each investment at November 2, 2014. These funds are classified as Level 2 in the fair value hierarchy as the Company could redeem these investments with the sponsoring investment management organizations at November 2, 2014, and with at least monthly frequency on an ongoing basis.

Fair Value Measurement as of November 3, 2013 Using
Quoted Prices in Active Market for Identical Assets (Level 1)
Assets:
Fixed income	$12
Total assets	$12

Post-Retirement Benefit Plan Investment Policy. The Company’s overall investment strategy for the group life insurance plan is to allocate assets in a manner that seeks to both maximize the safety of promised benefits and minimize the cost of funding those benefits. The target asset allocation for plan assets reflects a risk/return profile that the Company believes is appropriate relative to the liability structure and return goals for the plan. The Company periodically reviews the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. The Company sets the overall portfolio allocation and uses an investment manager that directs the investment of funds consistent with that allocation. The investment manager invests the plan assets in index funds that it manages. The current target allocations for the plan assets are 40% in equity securities and 60% in fixed-income securities. The equity investment target allocation is equally divided between U.S. and non-U.S. equity securities.

The plan assets were classified as Level 2 and the fair values by asset category were as follows:

	November 2, 2014
	Actual	Target
Commingled funds - U.S. equities	20%	30%
Commingled funds - Non-U.S. equities	20%	10%
Commingled funds - bonds	60%	60%
Total	100%	100%
Assumptions.  The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the table below. The expected long-term return on assets shown in the table below represents an estimate of long-term returns on investment portfolios primarily consisting of combinations of debt, equity and other investments, depending on plan. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect the pension and post-retirement funds to be invested. Discount rates reflect the current rate at which defined benefit and post-retirement benefit obligations could be settled based on the measurement dates of the plans, which in each case is our fiscal year end. The range of assumptions that are used for defined benefit pension plans reflects the different economic environments within various countries.

	Assumptions for Benefit Obligations as of		Assumptions for Expense Fiscal Year
	November 2, 2014	November 3, 2013	2014	2013	2012
Defined benefit pension plans:
Discount rate	1.00%-4.10%	1.00%-4.75%	1.00%-4.75%	1.25%-4.25%	1.50%-5.75%
Average increase in compensation levels	2.50%-6.00%	2.50%-4.00%	2.50%-6.00%	2.00%-5.00%	2.50%-3.50%
Expected long-term return on assets	N/A	N/A	1.50%-7.30%	2.00%-3.00%	2.00%-4.00%

	Assumptions for Benefit Obligations as of		Assumptions for Expense Fiscal Year
	November 2, 2014	November 3, 2013	2014	2013	2012
Post-retirement benefits plan:
Discount rate	3.80%-4.40%	4.00%	4.25%-4.60%	3.50%	4.50%
Average increase in compensation levels	3.50%	N/A	3.50%	N/A	N/A
Expected long-term return on assets	N/A	N/A	5.40%	N/A	N/A
Current medical cost trend rate	8.00%	8.33%	8.33%	8.67%	9.00%
Ultimate medical cost trend rate	3.50%	3.50%	3.50%	3.50%	4.00%
Medical cost trend rate decreases to ultimate trend rate in year	2031	2031	2031	2031	2026
Changes in the assumed health care cost trend rates could have a significant effect on the amounts reported for the U.S. post-retirement medical benefit plans. A one percentage point change in the assumed healthcare cost trend rates for fiscal year 2014 would have the following effects:

	1% Increase	1% Decrease
Effect on U.S. post-retirement medical benefit obligation (in millions)	$1	$(1)
Percentage effect on U.S. post-retirement medical benefit obligation	2%	(2)%
A one percentage point increase or decrease in our healthcare cost trend rates would have increased or decreased the service and interest cost components of the net periodic benefit cost by an immaterial amount.

7.	Borrowings
Convertible Senior Notes

On May 6, 2014, we completed our private placement of $1 billion of 2% Convertible Senior Notes due 2021, to two entities affiliated with Silver Lake Partners, or the Purchasers, the proceeds of which were used to fund the LSI acquisition. The Convertible Notes are the Company’s unsecured senior obligations. The Convertible Notes will mature on August 15, 2021, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Convertible Notes pay interest semi-annually at a rate of 2% per year, payable in arrears on May 1 and November 1 of each year, beginning on November 1, 2014, up to and on the maturity date. Subject to any limitations set forth in the Indenture dated as of May 6, 2014 between the Company and U.S. Bank National Association relating to the Convertible Notes, or the Indenture, the Convertible Notes will be convertible at any time until the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, the Convertible Notes may be settled in the Company's ordinary shares, cash or a combination of cash and ordinary shares, at the Company’s option. The Convertible Notes were convertible at an initial conversion rate of 20.8160 ordinary shares per $1,000 principal amount of the Convertible Notes, which was equivalent to an initial conversion price of approximately $48.04 per ordinary share. The conversion rate is subject to adjustment under the terms of the Convertible Notes, including adjustments for quarterly cash dividends paid on the Company's ordinary shares to the extent they exceed $0.27 per share. Holders of the Convertible Notes have the right to require the Company to repurchase all or some of their Convertible Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change, as defined in the Indenture. In addition, upon the occurrence of a make-whole fundamental change, as defined in the Indenture, the Company may be required to increase the conversion rate for the Convertible Notes converted in connection with such a make-whole fundamental change. Prior to May 6, 2019, the Company may not redeem the Convertible Notes. Beginning May 6, 2019, the Company may, at its option, redeem the Convertible Notes, in whole or in part if the closing sale price, as defined in the Indenture, of the ordinary shares for 20 or more trading days, as defined in the Indenture, in the period of 30 consecutive trading days ending on the trading day immediately prior to the date on which the Company provides notice of such redemption exceeds 150% of the applicable conversion price in effect on each such trading day, at a redemption price equal to 100% of the principal amount of Convertible Notes being redeemed, together with accrued and unpaid interest to, but not including, the redemption date, as defined in the Indenture.
As a result of a quarterly dividends paid in excess of $0.27 per share on our ordinary shares after the date of issuance of the Convertible Notes, as of November 2, 2014, the conversion rate was adjusted to 20.8279 ordinary shares per $1,000 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $48.01 per ordinary share.

In accordance with the authoritative accounting guidance, we classified $85 million, representing a portion of the proceeds from the Convertible Notes, as ordinary shares within shareholders' equity. The $915 million carrying value of the long-term debt portion of the Convertible Notes as of May 6, 2014 was calculated as the present value of its contractual payment obligations using a discount rate of 3.32%. The $85 million difference between the principal amount of the Convertible Notes and the carrying value of the long-term debt, represents a debt discount on the issuance date. The debt discount is accreted as interest expense using the effective interest method through the contractual maturity date. During fiscal year 2014, the interest expense related to the Convertible Notes' coupon interest rate of 2% and the accretion of the debt discount was $10 million and $5 million, respectively.
The following table presents the components of the carrying value of the Convertible Notes (in millions):

November 2, 2014
Principal balance	$1,000
Less: debt discount (1)	80
Net carrying amount	$920
_________________________________
(1) The remaining debt discount as of November 2, 2014 will be accreted over a period of 6.8 years.

As of November 2, 2014, the outstanding principal amount of the Convertible Notes was $1,000 million. The estimated fair value of the Convertible Notes as of November 2, 2014 was $871 million, which was determined based on inputs that are observable in the market under Level 2 of the fair value hierarchy. At November 2, 2014, we were in compliance with the covenants relating to the Convertible Notes.
2014 Term Loan and Revolving Credit Facility
On May 6, 2014, Avago Technologies Finance Pte. Ltd., or AT Finance, and certain other subsidiaries of the Company entered into a credit agreement, referred to as the 2014 Credit Agreement. The 2014 Credit Agreement provides for a term loan facility of $4.6 billion, or the Term Loans, and a revolving credit facility, or the 2014 Revolving Credit Facility, which permits certain of our subsidiaries to borrow loan of up to $500 million for general corporate purposes, swingline loans of up to $75 million and for the issuance of letters of credit of up to $100 million, which, in the case of swingline loans and letters of credit reduce the available borrowing capacity under the 2014 Revolving Credit Facility on a dollar for dollar basis. The Term Loans have a term of seven years and the 2014 Revolving Credit Facility has a term of five years. The effective interest rate at November 2, 2014 for the Term Loans was 4.15%. As of November 2, 2014, $4.6 billion in Term Loans were outstanding. We had no borrowings outstanding under the 2014 Revolving Credit Facility. As of November 2, 2014, we were in compliance with the covenants described in the 2014 Credit Agreement.
Loans under the 2014 Credit Agreement will bear interest at a rate per annum equal to, at our option: (i) the greatest of, (a) the rate of interest per annum publicly announced from time-to-time by Deutsche Bank AG New York Branch as its prime rate in effect at its principal office in New York City, (b) the Federal Funds Effective Rate (as defined in the 2014 Credit Agreement) in effect on the relevant day plus 1/2 of 1% per annum, (c) the Adjusted LIBO Rate (as defined in the 2014 Credit Agreement) on the relevant day for a deposit in dollars with a maturity of one month plus 1% per annum and (d), with respect to term loans, 1.75%; or (ii) the interest rate per annum equal to the greater of (a) (x) the LIBO Rate for the Interest Period (as defined in the 2014 Credit Agreement) multiplied by (y) the Statutory Reserve Rate (as defined in the 2014 Credit Agreement) and (b) with respect to term loans, 0.75% per annum. The 2014 Credit Agreement includes (i) financial covenants requiring AT Finance to, at any time the 2014 Revolving Credit Facility is drawn by more than 30%, maintain a maximum first lien leverage ratio; (ii) customary restrictive covenants (subject, in each case, to certain exceptions and amounts) that limit AT Finance and its subsidiaries’ ability to, among other things, incur indebtedness, create liens, merge or consolidate with and into other persons, make acquisitions and sell assets; (iii) customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments; and (iv) customary representations and warranties. In addition, AT Finance has the ability, at any time, to increase the aggregate Term Loans and the revolving credit commitments under the 2014 Credit Agreement from $5.1 billion to $6.7 billion, subject to the condition that no default or event of default shall have occurred and be continuing and other terms and conditions set forth in the 2014 Credit Agreement, and the receipt of sufficient commitments for such increase from the lenders. The borrowers have agreed to pay the lenders a commitment fee at a rate per annum that varies based on total leverage ratio. The borrowers and certain other subsidiaries also entered into collateral and related agreements ancillary to the 2014 Credit Agreement.
Unamortized debt issuance costs associated with our Term Loans and revolving credit facilities were $115 million at November 2, 2014 and are included in other current assets and other long-term assets on the consolidated balance sheets. For fiscal year 2014, amortization of debt issuance costs related to the Term Loans and 2014 Revolving Credit Facilities was $7

million and $2 million, respectively, and is reported as a component of interest expense in the consolidated statements of operations.
2013 Revolving Credit Facility
On May 6, 2014, in connection with entering into the 2014 Credit Agreement, we terminated our previous $575 million senior unsecured revolving credit facility and the related credit agreement, or the 2013 Credit Facility. There were no outstanding loan borrowings under this facility at the time of termination. The remaining balance of debt issuance costs for the 2013 Credit Facility is being amortized as a component of interest expense over the term of our new 2014 Revolving Credit Facility.
2011 Revolving Credit Facility
On October 28, 2013, in connection with entering into the 2013 Credit Facility, we terminated our previous $300 million senior unsecured credit facility and the related credit agreement, or the 2011 Credit Agreement. There were no outstanding loan borrowings under this facility at the time of termination. This termination resulted in a loss on extinguishment of debt of $1 million. The commitment fees related to the 2011 Credit Facility were recorded as a component of interest expense.
Future Principal Payments of Debt
At November 2, 2014, future principal payments for our outstanding term loan under the 2014 Credit Agreement and the Convertible Notes, including the current portion, are summarized as follows (in millions):

Fiscal Year
2015	$46
2016	46
2017	46
2018	46
2019	46
Thereafter	5,359
Total	$5,589
Interest Expense
Interest expense was $110 million, $2 million and $1 million for fiscal years 2014, 2013 and 2012, respectively, and consisted primarily of (i) cash interest expense for the Convertible Notes and Term Loans under the 2014 Credit Agreement, (ii) commitment fees related to 2014 Revolving Credit Facility under the 2014 Credit Agreement and the 2011 Credit Agreement, (iii) amortization of debt issuance costs related to Term Loans under the 2014 Credit Agreement and 2014 Revolving Credit Facility and (iv) accretion of debt discount related to the Convertible Notes.

8.	Shareholders’ Equity
On October 30, 2013, we filed a shelf registration statement on Form S-3 with the SEC, through which we or selling securityholders may sell from time to time any combination of ordinary shares, debt securities, warrants, rights, purchase contracts and units, in one or more offerings. On August 21, 2014, we filed a shelf registration statement on Form S-3 with the SEC, through which selling securityholders may sell from time to time the Convertible Notes and our ordinary shares issuable upon conversion of the Convertible Notes, if any.
Share Repurchase Program
On April 10, 2013, the Board authorized the Company to repurchase up to 20 million of its ordinary shares, or the 2013 share repurchase program. This program replaced the expired 2012 share repurchase program. The 2013 share repurchase program expired on April 8, 2014. Share repurchases under the program were made in the open market. All repurchased shares were immediately retired. Under the 2013 share repurchase program, the Company repurchased 1.9 million shares for $71 million at a weighted average purchase price per share of $38.35 during fiscal year 2013. Under our 2013 share repurchase program, the Company repurchased 0.3 million shares for $12 million at a weighted-average purchase price per share of $43.50 during fiscal year 2014.
At the Company's 2014 annual general meeting of shareholders on April 9, 2014, shareholders approved the Company's 2014 share purchase mandate pursuant to which the Company is authorized, upon the approval of the Board, to repurchase up to approximately 25 million of its ordinary shares in open market transactions or pursuant to equal access schemes, up to the date on which the Company's 2015 annual general meeting of shareholders is held or required by law to be held. As of the date of this Annual Report on Form 10-K, the Board had not approved any repurchases of the Company's ordinary shares pursuant to the 2014 share purchase mandate. No shares were repurchased during fiscal year 2014 under the 2014 share purchase mandate.
Dividends
During fiscal year 2014, aggregate cash dividends of $1.13 per share were declared and paid on the Company's outstanding ordinary shares, resulting in payments to our shareholders of $284 million. During fiscal year 2013, aggregate cash dividends of $0.80 per share were declared and paid on the Company's outstanding ordinary shares, resulting in payments to our shareholders of $198 million. During fiscal year 2012, aggregate cash dividends of $0.56 per share were declared and paid on the Company's outstanding ordinary shares, resulting in payments to our shareholders of $137 million.
Equity Incentive Award Plans
Effective December 1, 2005, we adopted two equity-based compensation plans, the Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries, or the Executive Plan, and the Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries, or the Senior Management Plan and, together with the Executive Plan, referred to as the Pre-IPO Equity Incentive Plans, which authorized the grant of options and share purchase rights covering up to 30 million ordinary shares. Since our IPO in August 2009, we are no longer permitted to make any further grants under the Pre-IPO Equity Incentive Plans.
Options issued under the Executive Plan generally vest at a rate of 20% per year based on the passage of time, and the passage of time and attaining certain performance criteria, in each case subject to continued employment. Those options subject to vesting based on the passage of time may accelerate by one year upon certain terminations of employment. Options issued under the Senior Management Plan, generally vested at a rate of 20% per year based on the passage of time and continued employment.
Options issued under the Pre-IPO Equity Incentive Plans generally expire ten years following the date of grant unless granted to a non-employee, in which case the awards generally expire five years following the date of grant. All options awarded under these plans were granted with an exercise price equal to the fair market value on the date of grant.
In July 2009, our Board adopted, and our shareholders approved, the Avago Technologies Limited 2009 Equity Incentive Award Plan, or the 2009 Plan, to authorize the grant of options, share appreciation rights, restricted share units, dividend equivalents, performance awards, and other share-based awards. 20 million ordinary shares are initially reserved for issuance under the 2009 Plan, subject to annual increases starting in fiscal year 2012. The amount of the annual increase is equal to the least of (a) 6 million shares, (b) 3% of the ordinary shares outstanding on the last day of the immediately preceding fiscal year and (c) such smaller number of ordinary shares as determined by our Board. However, no more than 90 million ordinary shares may be issued upon the exercise of equity awards issued under the 2009 Plan. The 2009 Plan became effective on July 27, 2009. Options issued to employees under the 2009 Plan prior to March 2011 generally expire ten years following the date of grant. Since March 2011, options issued to employees under the 2009 Plan generally expire seven years after the date of grant. Options awarded to non-employees under this plan generally expire after five years. Options issued to employees under the 2009 Plan generally vest over a four year period from the date of grant and are granted with an exercise price equal to the fair market value on the date of grant. Any share options cancelled or forfeited under the Pre-IPO Equity Incentive Plans after July 27, 2009 become available for issuance under the 2009 Plan. We also grant restricted share units, or RSUs, as part of our equity compensation programs under the 2009 Plan. An RSU is an equity award that is granted with an exercise price equal to zero and which represents the right to receive one of our ordinary shares immediately upon vesting. RSU awards granted to employees are generally time-based and vest over four years.
In connection with the LSI acquisition, we assumed the LSI 2003 Equity Incentive Plan, or the 2003 Plan, and outstanding unvested stock options and RSUs originally granted by LSI under the 2003 Plan that were held by continuing employees. At the time of the acquisition, these awards were converted to Avago stock options and RSUs, with adjustments made to the exercise price of stock options and the number of shares subject to stock options and RSU awards so that the intrinsic value of each award was approximately the same immediately before and immediately after the adjustment. These unvested stock options and RSUs will vest in accordance with their original terms, generally vesting in equal annual installments over a four-year period from the original grant date. Under the 2003 Plan, we may grant to former employees of LSI and other employees who were not employees of Avago at the time of the acquisition restricted stock awards, RSUs, stock options and stock appreciation rights with an exercise price that is no less than the fair market value of the stock on the date of grant. No participant may be granted stock options covering more than four million shares or more than an aggregate of one million shares of restricted stock and RSUs in any fiscal year. Equity awards granted under the 2003 Plan following the LSI acquisition are expected to be on similar terms and consistent with similar grants made pursuant to the 2009 Plan.

In connection with the LSI acquisition, we assumed unvested stock options and RSUs originally granted by LSI. These unvested stock options and RSUs will vest and become exercisable in accordance with their original terms. These awards generally vest in equal annual installments over a four-year period and expire seven years after the date.
A summary of option activity under our equity incentive award plans follows (in millions, except years and per share amounts):

	Awards Outstanding
	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of October 30, 2011	19	$17.93
Granted	5	$34.79
Exercised	(3)	$13.24
Cancelled	(1)	$23.98
Balance as of October 28, 2012	20	$22.45
Granted	9	$36.63
Exercised	(6)	$16.02
Cancelled	(1)	$27.57
Balance as of November 3, 2013	22	$29.81
Assumed in LSI acquisition	1	40.26
Granted	13	$65.79
Exercised	(5)	$25.03
Cancelled	(2)	$53.02
Balance as of November 2, 2014	29	$44.97	4.85	$1,209
Fully vested as of November 2, 2014	8	$25.54	2.35	$507
Fully vested and expected to vest as of November 2, 2014	28	$44.34	4.78	$1,171

The total intrinsic value of options exercised during fiscal years 2014, 2013 and 2012 was $204 million, $130 million and $62 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable option awards as of November 2, 2014 (in millions, except years and per share amounts):

	Awards Outstanding			Awards Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted- Average Exercise Price per Share
$1.25-$20.00	3	0.06	$11.93	3	$11.99
$20.01-$30.00	1	0.36	$21.02	1	$20.82
$30.01-$40.00	13	4.81	$35.57	4	$34.53
$40.01-$60.00	2	5.97	$50.37	—	$—
$60.01-$70.00	5	6.34	$62.13	—	$—
$70.01-$89.00	5	6.63	$73.02	—	$—
Total	29	4.85	$44.97	8	$25.54
A summary of RSU activity related to our equity incentive plans for fiscal year 2014 is as follows (in millions, except years and per share amounts):

	RSU Awards Outstanding
	Number Outstanding	Weighted- Average Grant Date Fair Market Value	Weighted- Average Remaining Contractual Life (in years)
Balance as of October 28, 2012	1	$32.69
Granted	1	$35.69
Balance as of November 3, 2013	2	$34.38
Assumed in LSI acquisition	3	$35.22
Granted	1	$64.92
Vested	(1)	$32.87
Forfeited	(1)	$19.42
Balance as of November 2, 2014	4	$48.82	2.72
RSU activity and the number of outstanding RSUs were not material for fiscal year 2012.
Employee Share Purchase Plan
The ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions, based on a six-month look-back period, at a price equal to the lesser of 85% of the fair market value of the ordinary shares at either the beginning or ending of the relevant offering period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the ESPP is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The ESPP will terminate on July 27, 2019 unless sooner terminated. On the first day of fiscal year 2012, the number of available shares under the ESPP increased by 2 million shares in accordance with the terms set forth in the ESPP. Employees purchased 0.2 million shares in each of fiscal years 2014, 2013 and 2012 for $8 million in fiscal year 2014 and $7 million in each of fiscal years 2013 and 2012.
Share-Based Compensation Expense
Share-based compensation expense consists of expense for time-based and market-based stock options and RSUs granted to both employees and non-employees as well as expense associated with the ESPP.
We recognize compensation expense for time-based stock options based on the estimated grant date fair value method required under the authoritative guidance using Black-Scholes valuation model with a straight-line amortization method. Since the authoritative guidance requires share-based compensation expense to be based on awards that are ultimately expected to vest, estimated share-based compensation expense for such awards has been reduced for estimated forfeitures. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
Certain stock options granted during fiscal years 2014 and 2013 included both service and market conditions. The fair value of these share price performance, or market-based, option awards was estimated on the date of grant using the Monte Carlo simulation technique. Assumptions utilized in the Monte Carlo simulation model follow the same methodology as our time-based option awards. Compensation expense for market-based option awards is amortized based upon a graded vesting method. We recognized $33 million and $5 million of expense related to market-based options in fiscal years 2014 and 2013, respectively.
We recognize compensation expense for RSUs using the straight-line amortization method based on the fair value of RSUs on the date of grant. The fair value of RSUs is the closing market price of our ordinary shares on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting. We recorded $43 million, $12 million and $5 million of compensation expense related to RSUs for fiscal years 2014, 2013 and 2012, respectively.
We recognize share-based compensation expense based on an estimate of the fair value of rights to purchase ordinary shares under the ESPP using the straight-line amortization method. We recognized $3 million of compensation expense related to the ESPP for each of fiscal years 2014, 2013 and 2012. Share-based compensation expense in fiscal year 2014 included $22 million related to assumed LSI stock options and RSUs.
The following table summarizes total share-based compensation expense for fiscal years 2014, 2013 and 2012 (in millions):

	Fiscal Year
	2014	2013	2012
Cost of products sold	$18	$10	$6
Research and development	57	30	20
Selling, general and administrative	78	37	27
Total share-based compensation expense	$153	$77	$53
The weighted-average assumptions for our time-based options, ESPP rights and market-based stock options granted during fiscal years 2014, 2013 and 2012 are as follows:

	Options
	Fiscal Year
	2014	2013	2012
Risk-free interest rate	0.5% - 1.3%	1.0%	0.8%
Dividend yield	1.7%	2.0%	1.4%
Volatility	35.0%	48.0%	53.0%
Expected term (in years)	1.9 - 4.3	5.0	5.0

	ESPP
	Fiscal Year
	2014	2013	2012
Risk-free interest rate	0.1%	0.1%	0.1%
Dividend yield	1.8%	2.1%	1.4%
Volatility	32.1%	44.0%	50.4%
Expected term (in years)	0.5	0.5	0.5

	Market-based Options
	Fiscal Year
	2014	2013
Risk-free interest rate	2.3%	2.0%
Dividend yield	1.7%	2.2%
Volatility	45.0%	48.0%
Expected term (in years)	7.0	7.0
The dividend yields for fiscal years 2014, 2013 and 2012 were based on the historical and expected dividend payouts as of the respective option grant dates. For fiscal year 2014, expected volatility for time-based and market-based options was based on our own historical share price volatility or combining historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from our own traded ordinary shares with a term of 180 days measured at a specific date. For fiscal year 2013, expected volatility was based on the combination of historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from traded options in guideline publicly-traded companies and our own shares with a term of 720 days or greater measured over the last three months. For fiscal year 2012, expected volatility was based on the combination of historical volatility of our previous group of guideline publicly-traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly-traded companies from traded options with a term of 180 days or greater measured over the last three months.
The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. Our computation of expected term was based on other data, such as the data of peer companies and company-specific attributes that we believe could affect employees’ exercise behavior.
For fiscal year 2014, the expected term for time-based options was based on a weighted-average combining the average life of options that have already been exercised or cancelled with the expected life of all unexercised options. The expected life for unexercised options is calculated assuming that the options will be exercised at the midpoint of the vesting date (if unvested) or the valuation date (if vested) and the full contractual term. Our computations of expected term for time-based options prior to fiscal year 2014 were based on data, such as the data of peer companies and company-specific attributes, which we believe could affect employees’ exercise behavior.
The expected life of market-based stock options valued using Monte Carlo simulation techniques is based upon the vesting dates forecasted by the simulation and then assuming that options which vest, and for which the market condition has been satisfied, are exercised at the midpoint between the forecasted vesting date and their expiration.
Based on the above assumptions, and not including options assumed as a result of the LSI acquisition, the weighted-average fair values of the time based options granted under our equity incentive award plans for fiscal years 2014, 2013 and 2012 was $17.49, $12.77 and $14.28, respectively. The weighted-average fair value of time-based options assumed on May 6, 2014 from the LSI acquisition was $17.46 per share.
The weighted-average fair values of the market-based options for fiscal years 2014 and 2013 was $22.89 and $14.02, respectively. No market-based options were granted in fiscal year 2012.
The weighted-average fair values of the rights to purchase shares in the ESPP for fiscal years 2014, 2013 and 2012 were $16.31, $11.78 and $12.76 per ordinary share, respectively.
Excluding RSUs assumed in the LSI acquisition, the weighted-average fair value of RSUs granted for fiscal years 2014, 2013 and 2012 was $65.15, $35.69 and $34.66, respectively. The weighted-average per share fair value of RSUs assumed on May 6, 2014 from the LSI acquisition was $35.22. 4 million, 2 million and 1 million RSUs were unvested as of November 2, 2014, November 3, 2013 and October 28, 2012, respectively.
Based on our historical experience of pre-vesting option cancellations, we have assumed an annualized forfeiture rate for our options of 5%, 6%, and 8% for fiscal years 2014, 2013 and 2012, respectively. We have assumed an annualized forfeiture rate for RSUs of 2%, 5% and 8% for fiscal years 2014, 2013 and 2012, respectively. No forfeiture rates were assumed for ESPP purchase rights for fiscal years 2014, 2013 or 2012 because the forfeiture impact was not material for these periods. We will recognize additional expense if actual forfeitures are lower than we estimated, and will recognize a benefit if actual forfeitures are higher than we estimated.
Total compensation cost of options granted but not yet vested as of November 2, 2014 was $252 million, which is expected to be recognized over the remaining weighted-average service period of three years. The total grant-date fair value of options vested during fiscal years 2014, 2013 and 2012 was $75 million, $53 million and $42 million, respectively. Total unrecognized compensation cost related to the ESPP as of November 2, 2014 was $1 million, which is expected to be recognized over the remaining four months of the current offering period under the ESPP. Total compensation cost related to unvested RSUs as of November 2, 2014 was $150 million, which is expected to be recognized over the remaining weighted-average service period of three years. The total grant-date fair value of RSUs vested during fiscal years 2014, 2013 and 2012 was $22 million, $4 million and $1 million, respectively. The income tax benefits for share-based compensation expense were $42 million, $25 million and $13 million for fiscal years 2014, 2013 and 2012, respectively.

9.	Income Taxes
Components of Income from Continuing Operations Before Income Taxes
Since we are incorporated in Singapore, domestic income reflects the results of operations based in Singapore. For financial reporting purposes, Income from continuing operations before income taxes included the following components (in millions):

	Fiscal Year
	2014	2013	2012
Domestic income	$662	$465	$503
Foreign income (loss)	(320)	103	82
Income from continuing operations before income taxes	$342	$568	$585

Components of Provision for Income Taxes
We have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2015 and 2025. Renewals and extensions of such tax incentives are at the discretion of the Singapore government, and we may not be able to extend these tax incentive arrangements after their expiration on similar terms or at all. We may elect not to seek to renew or extend certain tax incentive arrangements.
In February 2010, the Malaysian government granted us a tax holiday on our qualifying Malaysian income, which is effective for 10 years beginning with our fiscal year 2009. The tax incentives that we have negotiated in Malaysia are also subject to our compliance with various operating and other conditions.
For fiscal years 2014, 2013 and 2012, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes and increase net income by $99 million, $77 million and $81 million, respectively, and increase diluted net income per share by $0.37, $0.31, and $0.33, respectively.
Significant components of the provision for income taxes are as follows (in millions):

	Fiscal Year
	2014	2013	2012
Current tax expense:
Domestic	$14	$6	$6
Foreign	111	32	15
	125	38	21
Deferred tax expense (benefit):
Domestic	1	(1)	(1)
Foreign	(93)	(21)	2
	(92)	(22)	1
Total provision for income taxes	$33	$16	$22

The provision for income taxes in fiscal year 2014 increased from the prior fiscal year 2013 primarily due to a change in the jurisdictional mix of income. The provision for income taxes in fiscal year 2013 decreased from fiscal year 2012 primarily due to a benefit of $3 million from the enactment of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, retroactively extending the U.S. Federal Research and Development tax credit from January 1, 2012 to December 31, 2013, and a benefit of $2 million from the recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods.
Rate Reconciliation
A reconciliation of the expected statutory tax rate to the actual, effective tax rate on income before income taxes is as follows:

	Fiscal Year
	2014	2013	2012
Expected statutory tax rate	17.0%	17.0%	17.0%
Foreign income taxed at different rates	21.1	(0.1)	0.4
Tax holidays and concessions	(29.2)	(13.5)	(13.9)
Other, net	(0.1)	(0.6)	0.1
Valuation allowance	0.8	—	0.2
Actual tax rate on income before income taxes	9.6%	2.8%	3.8%

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
The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheets were as follows (in millions):

	November 2, 2014	November 3, 2013
Deferred income tax assets:
Depreciation and amortization	$2	$1
Inventory	13	5
Trade accounts	7	2
Employee benefits	204	29
Share options	45	23
Net operating loss carryovers and credit carryovers	404	70
Other deferred income tax assets	72	6
Gross deferred income tax assets	747	136
Less valuation allowance	(120)	(17)
Deferred income tax assets	627	119
Deferred income tax liabilities:
Depreciation and amortization	66	78
Notes receivable	549	—
Other deferred income tax liabilities	2	2
Foreign earnings not permanently reinvested	7	3
Deferred income tax liabilities	624	83

Net deferred income tax assets	$3	$36

The above net deferred income tax assets have been reflected in the accompanying consolidated balance sheets as follows (in millions):

	November 2, 2014	November 3, 2013
Other current assets	$69	$32
Other current liabilities	(1)	(1)
Net current income tax assets	$68	$31

Other long-term assets	$9	$10
Other long-term liabilities	(74)	(5)
Net long-term income tax assets (liabilities)	$(65)	$5
The increase in valuation allowance from $17 million in fiscal year 2013 to $120 million in fiscal year 2014 is primarily related to the acquisition of LSI.
As of November 2, 2014, we had Singapore net operating loss carryforwards of $8 million, U.S. net operating loss carryforwards of $693 million, of which $15 million are related to excess tax deductions related to stock options, U.S. state net operating loss carryforwards of $1.26 billion, of which $52 million are related to excess tax deductions related to stock options, and other foreign net operating loss carryforwards of $4 million. The Singapore net operating losses have no limitation on utilization. U.S. federal and state net operating loss carryforwards, if not utilized, will begin to expire in fiscal years 2017 and 2016, respectively. The other foreign net operating losses expire in various fiscal years beginning 2018. As of November 2, 2014, we had $359 million and $39 million of U.S. federal and state research and development tax credits, respectively, which if not utilized, will begin to expire in fiscal year 2017.
The U.S. Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation or separate return loss year limitations. Any ownership changes, as defined, may restrict utilization of carryforwards. As of November 2, 2014, we had approximately $678 million and $346 million of federal net operating loss and tax credit carryforwards, respectively, in the U.S. subject to an annual limitation and $15 million subject to separate return loss carryforward limitation. We do not expect these limitations to result in any permanent loss of our tax benefits.
As of November 2, 2014, we had unrecognized deferred tax assets of approximately $7 million attributable to excess tax deductions related to stock options, the benefit of which will be credited to equity when realized.
We consider all operating income of foreign subsidiaries not to be indefinitely reinvested outside Singapore. We have provided $7 million for foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, the cumulative amount of which is estimated to be $198 million and $106 million as of November 2, 2014 and November 3, 2013, respectively.
Uncertain Tax Positions
Gross unrecognized tax benefits increased by $450 million during fiscal year 2014, resulting in gross unrecognized tax benefits of $487 million as of November 2, 2014. The increase in gross unrecognized tax benefits is primarily a result of our acquisition of LSI. Uncertain tax positions assumed in connection with our acquisitions are initially estimated as of the acquisition date. We continue to reevaluate these items with any adjustments to our preliminary estimates being recognized as goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated values.
During fiscal year 2014, we recognized $14 million of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes line in the accompanying consolidated statements of operations. We recognized approximately $4 million of expense related to interest and penalties in fiscal year 2014. Accrued interest and penalties are included within other long-term liabilities in the consolidated balance sheets. As of November 2, 2014 and November 3, 2013, the combined amount of cumulative accrued interest and penalties was approximately $23 million and $4 million, respectively. The increase in cumulative accrued interest and penalties is primarily a result of our acquisition of LSI.

A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is summarized as follows (in millions):

	Fiscal Year
	2014	2013	2012
Beginning of period	$37	$27	$30
Lapse of statute of limitations	(14)	(2)	(4)
Increases in balances related to tax positions taken during prior periods (including those related to acquisitions made during the year)	410	9	1
Decreases in balances related to tax positions taken during prior periods	(2)	—	(1)
Increases in balances related to tax positions taken during current period	56	3	1
End of period	$487	$37	$27
A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of November 2, 2014, approximately $469 million of the unrecognized tax benefits including accrued interest and penalties would affect our effective tax rate. As of November 3, 2013, approximately $35 million of the unrecognized tax benefits including accrued interest and penalties would affect our effective tax rate.
We are subject to Singapore income tax examination for fiscal years 2009 and later and in major jurisdictions outside Singapore for fiscal years 2008 and later. However, we are not under Singapore income tax examination at this time. We believe it is possible that we may recognize up to $10 million of our existing unrecognized tax benefits within the next 12 months as a result of lapses of statute of limitations for certain audit periods.

10.	Segment Information
Reportable Segments
During the fourth quarter of fiscal year 2014, we changed our organizational structure resulting in four reportable segments: wireless communications, wired infrastructure, enterprise storage, and industrial & other. These segments align with our principal target markets. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who has been identified as the Chief Operating Decision Maker, or CODM, as defined by authoritative guidance on segment reporting, in determining how to allocate resources and evaluate performance. The segments are determined based on several factors, including client base, homogeneity of products, technology, delivery channels and similar economic characteristics. Prior fiscal years’ amounts have been revised to conform to the current year’s presentation.
Wireless Communications.  We support the wireless communications industry with a broad variety of RF semiconductor devices that amplify, as well as selectively filter, RF signals. In addition to RF devices, we provide a variety of optoelectronic sensors for mobile handset applications.
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
Enterprise Storage.  This segment consists of LSI's storage products and PLX's PCIe, or Peripheral Component Interconnect Express, switches and bridges. LSI's storage products enable secure movement of digital data to and from host machines such as servers, personal computers and storage systems to the underlying storage devices such as hard disk drives, or HDDs, and solid state drives, or SSDs. We provide read channel-based system-on-a-chip, or SoCs, and preamplifiers to HDD OEMs. We also provide custom flash controllers to SSD OEMs, and SAS and RAID controller and adapter solutions to server and storage system OEMs. PLX's PCIe devices are interconnect semiconductors supporting the PCIe communication standards and are the primary interconnection mechanism inside computing systems.
Industrial & Other.  We provide a broad variety of products for the general industrial and automotive markets. We offer optical isolators, or optocouplers, which provide electrical insulation and signal isolation. For industrial motors and robotic motion control, we supply optical encoders, as well as integrated circuits, or ICs, for the controller and decoder functions. For electronic signs and signals, we supply LED assemblies that offer high brightness and stable light output over thousands of hours, enabling us to support traffic signals, large commercial signs and other displays. For industrial networking, we provide faster optical transceivers using plastic optical fiber that enable quick and interoperable networking and factory automation.
Our CODM assesses the performance of each segment and allocates resources to those segments based on net revenue and income (loss) from operations and does not evaluate operating segments using discrete asset information. Income (loss) from operations by segment includes items that are directly attributable to each segment. Income (loss) from operations by segment also includes shared expenses such as global operations, including manufacturing support, logistics and quality control, which are allocated primarily based on headcount, expenses associated with our globally integrated support organizations, such as sales and corporate marketing functions, as well as finance, information technology, human resources, legal and related corporate infrastructure costs, along with certain benefit related expenses, which are allocated primarily based on a percentage of revenue, and facilities allocated based on square footage.
Unallocated Expenses
Unallocated expenses include amortization of intangible assets, share-based compensation expense, restructuring charges and acquisition-related costs, including charges related to inventory step-up to fair value, which are not used in evaluating the results of, or in allocating resources to, our segments. Acquisition-related costs include transaction costs and any costs directly related to the acquisition and integration of acquired businesses.
Depreciation expense directly attributable to each reportable segment is included in income (loss) from operations for each segment. However, the CODM does not evaluate depreciation expense by operating segment and, therefore, it is not separately presented. The CODM also does not evaluate operating segments using discrete asset information. There was no inter-segment revenue. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The following tables present our net revenue and income (loss) from operations by reportable segment (in millions):

Fiscal Year	Wireless Communications	Wired Infrastructure	Enterprise Storage	Industrial & Other	Unallocated Expenses
Net revenue:
2014	$1,689	$1,151	$867	$562	$—
2013	1,219	744	—	557	—
2012	1,064	662	—	638	—

Income (loss) from operations:
2014	$658	$287	$292	$246	$(1,045)
2013	337	160	—	243	(188)
2012	294	171	—	254	(137)
The following table presents net revenue and long-lived asset information based on geographic region (in millions). Net revenue is based on the geographic location of the distributors, original equipment manufacturers or contract manufacturers who purchased the Company’s products, which may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment and are based on the physical location of the assets.

	Fiscal Year
	2014	2013	2012
Net revenue:
China	$2,106	$1,169	$981
United States	486	368	371
Singapore	161	143	97
Other	1,516	840	915
	$4,269	$2,520	$2,364

	November 2, 2014	November 3, 2013
Long-lived assets:
United States	$865	$445
Malaysia	91	60
Singapore	52	45
Other	150	111
	$1,158	$661

11.	Related Party Transactions
2% Convertible Senior Notes due 2021
On December 15, 2013, in connection with our agreement to acquire LSI, the Company entered into a Note Purchase Agreement with Silver Lake Partners IV, L.P, or SLP IV, and Deutsche Bank, A.G., Singapore Branch, as Lead Manager, or the Note Purchase Agreement, in connection with the private placement of the Convertible Notes. SLP IV is an investment fund affiliated with Silver Lake Partners, of which Kenneth Hao, one of our directors, is a Managing Partner and Managing Director. SLP IV's rights and obligations under the Note Purchase Agreement were thereafter assigned to and assumed by the Purchasers. We completed the private placement of the Convertible Notes on May 6, 2014, in connection with the acquisition of LSI.
In connection with the issuance of the Convertible Notes, the Company and SLP IV also entered into a Registration Rights Agreement pursuant to which SLP IV has certain registration rights with respect to the Convertible Notes and the ordinary shares of the Company issuable upon conversion of the Convertible Notes.
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
During fiscal years 2014, 2013 and 2012, in the ordinary course of business, we purchased from, or sold to, several entities, for which one of our directors also serves or served as a director, including KLA-Tencor Corporation, Qlogic Corporation, Smart Modular Technologies, Smart Storage Systems, Dell Inc., eSilicon Corporation, Wistron Corporation, and Kulicke & Soffa Industries, Inc. (of which one of our directors is also the Chief Executive Officer). The following tables summarize the transactions with these parties, including SMP, for the indicated periods (for the portion of such period that they were considered related).
Aggregate transactions and balances with our related parties were as follows (in millions):

	Fiscal Year
	2014	2013	2012
Total net revenue (1) (2)	$78	$21	$7
Total costs and expenses including inventory purchases (2) (3)	$42	$2	$8

	November 2, 2014	November 3, 2013
Total receivables (1)	$14	$—	*
Total payables (3)	$8	$—	*
Carrying value of Convertible Notes and accrued interest	$930	$—
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
(3) The Company purchased $30 million of inventory from SMP for fiscal year 2014. As of November 2, 2014, the amount payable to SMP was $8 million.

12.	Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of November 2, 2014 (in millions):

		Fiscal Year
	Total	2015	2016		2017		2018		2019		Thereafter
Debt Principal, Interest and Fees	$6,853	$238	$231		$239		$237		$234		$5,674
Purchase Commitments	$638	$616	$15		$5		$2		$—		$—
Other Contractual Commitments	$193	$56	$45		$37		$37		$18		$—
Operating Leases Obligations	$135	$27	$19		$14		$12		$9		$54
Pension Plan Contributions	$62	$62	$—	*	$—	*	$—	*	$—	*	$—	*
_________________________________

*
We have pension plans covering certain U.S. and non-U.S. employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, legislative changes and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans within a year. Because any contributions for fiscal year 2016 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for fiscal year 2016 and beyond in the above table.

Debt Principal, Interest and Fees. Represents principal, interest and commitment fees payable on borrowings and credit facilities under the 2014 Credit Agreement and principal and interest payable on the Convertible Notes.
Purchase Commitments.  Represents unconditional purchase obligations that include agreements to purchase goods or services, primarily inventory, that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
We also make capital expenditures from a variety of vendors in connection with the expansion of our Fort Collins, Colorado, internal fabrication facility. These purchases are typically conducted on a purchase order basis and the amount shown in the table includes $128 million in cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of November 2, 2014.
Under our take-or-pay agreement with SMP, we have agreed to purchase 51% of the managed wafer capacity from SMP’s IC manufacturing facility. If we fail to purchase our required commitments, we will be required to pay SMP for the fixed costs associated with the unpurchased wafers.
Other Contractual Commitments.  Represents amounts payable pursuant to agreements related to outsourced IT, human resources, financial infrastructure outsourcing services and other service agreements.
Operating Lease Obligations.  Represents real property and equipment leased from third parties under non-cancelable operating leases. Rent expense was $42 million, $12 million and $12 million for fiscal years 2014, 2013 and 2012, respectively.
Pension Plan Contributions. Represents our planned minimum contributions to pension plans assumed by us in connection with the LSI acquisition.

Standby Letters of Credit
As of November 2, 2014 and November 3, 2013, we had outstanding obligations relating to standby letters of credit of $10 million and $4 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantees. The fair values of the letters of credit approximate the contract amounts. The standby letters of credit generally renew annually.
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
Also in June and July 2014, five similar lawsuits were filed in the Delaware Court of Chancery. On July 21, 2014, the court consolidated these Delaware actions under the caption In re PLX Technology, Inc. Stockholders Litigation, Consol. C.A. No. 9880-VCL (Del. Ch.), appointed lead plaintiffs and lead counsel, and designated an operative complaint for the consolidated action. On July 31, 2014, counsel for lead plaintiffs in Delaware informed the court that they would not seek a preliminary injunction, but intend to seek damages and pursue monetary remedies through post-closing litigation. Our acquisition of PLX closed on August 12, 2014.
On October 31, 2014, lead plaintiffs filed a consolidated amended complaint. This complaint alleges, among other things, that PLX’s directors breached their fiduciary duties to PLX’s stockholders by seeking to sell PLX for an inadequate price, pursuant to an unfair process, and by agreeing to preclusive deal protections in the merger agreement. Plaintiffs also allege that Potomac Capital Partners II, L.P., Deutsche Bank Securities, Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and the acquisition subsidiary aided and abetted the alleged fiduciary breaches. Plaintiffs also allege that PLX’s 14D-9 recommendation statement contained false and misleading statements and/or omitted material information necessary to inform the shareholder vote. The complaint seeks, among other things, monetary damages and attorneys’ fees and costs. On November 26, 2014, defendants filed motions to dismiss the complaint for failure to state a claim as a matter of law.
The Delaware class litigation is on-going.
Lawsuits Relating to the Acquisition of LSI
Fifteen purported class action complaints have been filed by alleged former stockholders of LSI against us. Eight of those lawsuits were filed in the Delaware Court of Chancery, and the other seven lawsuits were filed in the Superior Court of the State of California, County of Santa Clara on behalf of the same putative class as the Delaware actions, or the California Actions. On January 17, 2014, the Delaware Court of Chancery entered an order consolidating the Delaware actions into a single action, or the Delaware Action. These actions generally alleged that we aided and abetted breaches of fiduciary duty by the members of LSI's board of directors in connection with the merger because the merger was not in the best interest of LSI, the merger consideration is unfair and certain other terms of the merger agreement were unfair. Among other remedies, the lawsuits sought to rescind the merger or obtain unspecified money damages, costs and attorneys' fees.
On March 7, 2014, the parties to the Delaware Action reached an agreement in principle to settle the Delaware Action on a class wide basis, and negotiated a stipulation of settlement that was presented to the Delaware Court of Chancery on March 10, 2014. On March 12, 2014, the parties to the California Actions entered into a stipulation staying the California Actions pending resolution of the Delaware Action. On May 16, 2014, the plaintiffs in the Delaware Action filed a motion for final approval of the proposed settlement and award of attorneys’ fees and expenses with the Delaware Court of Chancery. On June 10, 2014, the Delaware court approved the settlement, including the payment of $2 million to counsel for the stockholders, entered final judgment and dismissed the case, or Order and Final Judgment. On July 10, 2014, a class member of the Delaware

Action filed a notice of appeal from the Order and Final Judgment. We and our Board believe the appeal and underlying claims are entirely without merit and, in the event the settlement is overturned, we intend to vigorously defend these actions.
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
During the periods presented we have not recorded any accrual for loss contingencies associated with any legal proceedings, nor determined that an unfavorable outcome is probable. As a result, no amounts have been accrued or disclosed in the accompanying consolidated financial statements with respect to these legal proceedings, as potential losses for such matters are not considered probable and ranges of losses are not reasonably estimable. These matters are subject to many uncertainties and the ultimate outcomes are not predictable. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on our results of operations, financial position or cash flows.
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
We have initiated a series of restructuring activities intended to realign our operations to improve overall efficiency and effectiveness. The following is a summary of restructuring expenses recognized during fiscal year 2014:
•In April 2014, we began the implementation of planned cost reduction and restructuring activities, primarily in our enterprise storage segment, in connection with the acquisition of LSI. We recognized $14 million and $106 million of employee termination costs related to this plan in cost of products sold and operating expenses, respectively. In addition, we recognized lease and other exit costs of $2 million and $15 million in cost of products sold and operating expenses, respectively.
•In January 2014, we decided to close a fabrication facility in Italy as a result of the integration of CyOptics. This closure was substantially completed in the fiscal quarter ended August 3, 2014. We recognized $5 million and $8 million of employee termination costs related to this plan in costs of products sold and operating expenses, respectively. In addition, we recognized $1 million and $2 million in cost of products sold and operating expenses, respectively, related to lease exit costs and asset impairment charges.
•In August 2014, we recognized $4 million of employee termination costs in operating expenses in connection with the acquisition of PLX.
•In addition, we incurred restructuring charges of $5 million in operating expenses primarily as a result of rationalizing research and development programs and continued alignment of our global manufacturing operations.

The following table sets forth significant restructuring activities during fiscal years 2014, 2013 and 2012 (in millions):

	Employee Termination Costs	Leases and Other Exit Costs		Total
Balance as of October 30, 2011	$1	$—		$1
Charges to cost of products sold	2	—		2
Charges to operating expenses	5	—		5
Payments	(7)	—		(7)
Balance as of October 28, 2012	1	—		1
Charges to cost of products sold	1	—		1
Charges to operating expenses	2	—		2
Payments	(4)	—		(4)
Balance as of November 3, 2013	—	—		—
Liabilities assumed in LSI acquisition	5	4		9
Charges to cost of products sold	19	3	(b)	22
Charges to operating expenses (a)	131	19	(b)	150
Non-cash portion	—	(13)	(b)	(13)
Payments	(121)	(7)		(128)
Balance as of November 2, 2014 (c)	$34	$6		$40
_________________________________
(a) In connection with the sale of the Flash and Axxia Businesses, we recognized $10 million of employee termination costs, which are included in the table above and in loss from discontinued operations in the consolidated statements of operations.
(b) Primarily includes losses and asset impairment charges related to restructured facilities.
(c) The majority of the balance remaining for employee termination costs is expected to be paid by the third quarter of fiscal year 2015. The balance remaining for leases and other exit costs is expected to be paid during the remaining terms of the leases, which extend through fiscal year 2019.

14.	Discontinued Operations
We continually evaluate our existing portfolio of businesses to maximize long-term shareholder value. Following our acquisition of LSI, on September 2, 2014, we sold the Flash Business to Seagate for $450 million. On November 18, 2014, we sold the Axxia Business to Intel for $650 million. We have presented the results of discontinued operations, including a gain on disposal, in loss from discontinued operations, net of income taxes in our consolidated statements of operations for fiscal year 2014. As of November 2, 2014, the assets of the Axxia Business were classified as assets held-for-sale on our consolidated balance sheet.
As part of these transactions, we are providing transitional services to Seagate and Intel for a period of up to six months. The purpose of these services is to provide short-term assistance to the buyers in assuming the operations of the purchased businesses. We have determined that we do not have any material continuing involvement with the discontinued operations.
The following table summarizes the selected financial information of the Flash and Axxia Businesses included in discontinued operations in our consolidated statements of operations for fiscal year 2014 (in millions):

For the period from May 6, 2014 to November 2, 2014
Net revenue	$161

Loss from discontinued operations before gain on disposal and income taxes	$(86)
Gain on disposal of discontinued operations	18
Benefit from income taxes	22
Loss from discontinued operations, net of income taxes	$(46)
During fiscal year 2014, we recognized $10 million of restructuring expense as we terminated employees and $10 million of share-based compensation expense related to discontinued operations.
The gain on disposal of discontinued operations was calculated as the net sale price less the fair values of assets sold determined in the preliminary allocation of the recently completed LSI acquisition, adjusted for operating activity since May 6, 2014.
Assets classified as held-for-sale as of November 2, 2014 related to discontinued operations were as follows (in millions):

Inventory	$14
Property, plant and equipment, net	22
Goodwill	91
Intangible assets, net	475
Total Axxia Business	$602
The fair values were determined in the preliminary allocation of the LSI acquisition, adjusted for operating activity since May 6, 2014, and based on standard valuation techniques with inputs that are unobservable and significant to the overall fair value measurement. As such, assets held-for-sale were classified as Level 3 assets.

15.	Subsequent Events
Sale of the Axxia Business
On November 18, 2014, we sold the Axxia Business to Intel for $650 million.
Cash Dividends Declared
On December 8, 2014, the Board declared an interim cash dividend of $0.35 per ordinary share payable on December 31, 2014 to shareholders of record on December 19, 2014.

Supplementary Financial Data — Quarterly Data (Unaudited)

	Fiscal Quarter Ended
	November 2, 2014		August 3, 2014	May 4, 2014	February 2, 2014	November 3, 2013	August 4, 2013	May 5, 2013	February 3, 2013
	(In millions, except per share data)
Net revenue	$1,590		$1,269	$701	$709	$738	$644	$562	$576
Cost of products sold:
Cost of products sold	688		760	326	347	373	325	276	286
Amortization of intangible assets	108		105	18	18	19	14	14	14
Restructuring charges	6		11	—	5	—	1	—	—
Total cost of products sold	802		876	344	370	392	340	290	300
Gross margin	788		393	357	339	346	304	272	276
Research and development	234		240	114	107	109	101	95	93
Selling, general and administrative	129		137	67	74	60	57	52	53
Amortization of intangible assets	91		91	8	7	7	6	6	5
Restructuring charges	33		87	8	12	—	—	1	1
Total operating expenses	487		555	197	200	176	164	154	152
Income (loss) from operations	301		(162)	160	139	170	140	118	124
Interest expense	(54)		(55)	(1)	—	—	(1)	(1)	—
Loss on extinguishment of debt	—		—	—	—	(1)	—	—	—
Other income (expense), net	16		(2)	—	—	11	5	1	2
Income (loss) from continuing operations before income taxes	263		(219)	159	139	180	144	118	126
Provision for (benefit from) income taxes	126		(99)	1	5	8	2	5	1
Income (loss) from continuing operations	$137		$(120)	$158	$134	$172	$142	$113	$125
Loss from discontinued operations, net of income taxes	(2)	*	(44)	—	—	—	—	—	—
Net income (loss)	$135		$(164)	$158	$134	$172	$142	$113	$125

Basic income (loss) per share:
Income (loss) per share from continuing operations	$0.54		$(0.48)	$0.63	$0.54	$0.69	$0.57	$0.46	$0.51
Loss per share from discontinued operations, net of income taxes	$(0.01)		$(0.17)	$—	$—	$—	$—	$—	$—
Net income (loss) per share	$0.53		$(0.65)	$0.63	$0.54	$0.69	$0.57	$0.46	$0.51

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.50		$(0.48)	$0.61	$0.53	$0.68	$0.56	$0.45	$0.50
Loss per share from discontinued operations, net of income taxes	$—		$(0.17)	$—	$—	$—	$—	$—	$—
Net income (loss) per share	$0.50		$(0.65)	$0.61	$0.53	$0.68	$0.56	$0.45	$0.50

Shares used in per share calculations:
Basic	254		252	251	249	248	248	246	246
Diluted	272		252	258	255	253	252	251	251

Cash dividends declared and paid per share	$0.32		$0.29	$0.27	$0.25	$0.23	$0.21	$0.19	$0.17
_______________________________________

* Includes an $18 million gain on disposal of our Flash Business.

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions to Allowances	Charges Utilized/ Write-offs	Balance at End of Period
	(In millions)
Accounts receivable allowances:
Distributor credit allowance (1)
Fiscal year ended November 2, 2014	$38	$257	$(237)	$58
Fiscal year ended November 3, 2013	$32	$221	$(215)	$38
Fiscal year ended October 28, 2012	$17	$101	$(86)	$32

Other accounts receivable allowances (2)
Fiscal year ended November 2, 2014	$4	$21	$(18)	$7
Fiscal year ended November 3, 2013	$5	$18	$(19)	$4
Fiscal year ended October 28, 2012	$6	$17	$(18)	$5

Income tax valuation allowance (3)
Fiscal year ended November 2, 2014	$17	$103	$—	$120
Fiscal year ended November 3, 2013	$10	$7	$—	$17
Fiscal year ended October 28, 2012	$7	$1	$2	$10
_______________________________________

(1)	Distributor credit allowance relates to limited stock returns and price adjustments.

(2)	Other accounts receivable allowances include allowance for doubtful accounts and sales returns.

(3)
The change in the fiscal year 2014 valuation allowance includes $94 million as a result of the LSI acquisition that does not impact net income. The change in fiscal year 2013 valuation allowance includes $6 million that does not impact net income.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Avago’s disclosure controls and procedures as of November 2, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 2, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Our management assessed the effectiveness of our internal control over financial reporting as of November 2, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, our management concluded that, as of November 2, 2014, our internal control over financial reporting is effective based on those criteria.
Our evaluation of the effectiveness of our internal control over financial reporting as of November 2, 2014 did not include the internal controls of LSI and PLX. We excluded LSI and PLX from our assessment of internal control over financial reporting as of November 2, 2014 because they were acquired in business combinations in May 2014 and August 2014, respectively. LSI and PLX are wholly owned subsidiaries of the Company whose total assets represent 14% and 1%, respectively, and total revenues represent 25% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended November 2, 2014.
The effectiveness of the Company’s internal control over financial reporting, as of November 2, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 2, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our directors, executive officers and compliance with Section 16(a) of the Exchange Act, set forth in the sections entitled “Proposal 1 — Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our definitive Proxy Statement for our 2015 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2014 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.
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
The information regarding executive compensation required by this Item 11 set forth in the sections entitled “Director Compensation”, “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement for our 2015 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2014 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section. However, the Compensation Committee Report included in such definitive Proxy Statement shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management and related shareholder matters required by this Item 12 set forth in the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2015 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2014 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships, related transactions and director independence required by this Item 13 set forth in the sections entitled “Corporate Governance” and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for our 2015 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2014 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services required by this Item 14 set forth in the proposal relating to the re-appointment of our independent registered public accounting firm in our definitive Proxy Statement for our 2015 Annual General Meeting of Shareholders to be filed with the Commission within 120 days of the end of our 2014 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:
1. Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Balance Sheets as of November 2, 2014 and November 3, 2013

—	Consolidated Statements of Operations for the years ended November 2, 2014, November 3, 2013, and October 28, 2012

—	Consolidated Statements of Comprehensive Income for the years ended November 2, 2014, November 3, 2013, and October 28, 2012

—	Consolidated Statements of Cash Flows for the years ended November 2, 2014, November 3, 2013, and October 28, 2012

—	Consolidated Statements of Shareholders’ Equity for the years ended November 2, 2014, November 3, 2013, and October 28, 2012

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

Date: December 29, 2014
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

Signature	Title	Date

/s/ Hock E. Tan	President and Chief Executive Officer and Director (Principal Executive Officer)	December 29, 2014
Hock E. Tan

/s/ Anthony E. Maslowski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 29, 2014
Anthony E. Maslowski

/s/ James Diller Sr.	Chairman of the Board of Directors	December 29, 2014
James Diller Sr.

/s/ John T. Dickson	Director	December 29, 2014
John T. Dickson

/s/ Lewis C. Eggebrecht	Director	December 29, 2014
Lewis C. Eggebrecht

/s/ Bruno Guilmart	Director	December 29, 2014
Bruno Guilmart

/s/ Kenneth Y. Hao	Director	December 29, 2014
Kenneth Y. Hao

/s/ Justine Lien	Director	December 29, 2014
Justine Lien

/s/ Donald Macleod	Director	December 29, 2014
Donald Macleod

/s/ Peter J. Marks	Director	December 29, 2014
Peter J. Marks

EXHIBIT INDEX

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date

2.1#
Agreement and Plan of Merger, dated as of April 10, 2013, by and among CyOptics, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., Celsus Acquisition Corp., the Company, Avago Technologies Finance Pte. Ltd. and Shareholder Representative Services LLC.
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	April 11, 2013
2.2#	Agreement and Plan of Merger, dated December 15, 2013, by and among LSI Corporation, Avago Technologies Limited, Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and Leopold Merger Sub, Inc.	Avago Technologies Limited Current Report on Form 8-K/A (Commission File No. 001-34428)	December 16, 2013
3.1	Memorandum and Articles of Association.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	August 14, 2009
4.1	Form of Specimen Share Certificate for Registrant’s Ordinary Shares.	Amendment No. 3 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 14, 2009
4.2	Indenture, dated as of May 6, 2014, related to 2% Convertible Senior Notes.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 6, 2014
4.3	Form of Note (included in Exhibit 4.2).	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 6, 2014
4.4	Registration Rights Agreement, dated as of May 6, 2014, related to 2% Convertible Senior Notes.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 6, 2014
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
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	September 29, 2006
10.27+	Form of indemnification agreement between Avago and its directors (prior to June 2013).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.28+	Form of indemnification agreement between Avago and its directors (effective June 2013).	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	September 13, 2013
10.29+	Form of indemnification agreement between Avago and each of its officers.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.30+	Deferred Compensation Plan.	Amendment No. 2 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 2, 2009
10.31+	Form of Option Agreement Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009
10.32+	Form of Restricted Share Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 7, 2013
10.33+	Employee Share Purchase Plan (amended and restated effective as of June 2, 2010).	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 3, 2010
10.34+	LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-195741)	May 6, 2014

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.35+	Sandforce, Inc. 2007 Stock Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-195741)	May 6, 2014
10.36+	Syntax Systems, Inc. Option to Purchase Syntax Stock Agreement with Joseph M. Marvin date January 13, 1999.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-196438)	June 2, 2014
10.37+	Form of Option Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-196438)	June 2, 2014
10.38+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-196438)	June 2, 2014
10.39+	Offer Letter Agreement, dated December 5, 2008, between Avago Technologies Limited and B.C. Ooi.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	March 5, 2009
10.40+	Severance Benefits Agreement, dated January 30, 2014, between Avago Technologies Limited and Bryan Ingram.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014
10.41+	Severance Benefits Agreement, dated January 24, 2014, between Avago Technologies Limited and Patricia H. McCall.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014
10.42+	Severance Benefits Agreement, dated January 23, 2014, between Avago Technologies Limited and Hock E. Tan.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014
10.43+	Severance Benefits Agreement, dated January 24, 2014, between Avago Technologies Limited and Anthony E. Maslowski.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014
10.44+	Severance Benefits Agreement, dated February 15, 2014, between Avago Technologies Limited and Boon Chye Ooi.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014
10.45+	Fiscal Year 2015 Avago Performance Bonus Plan for Executive Employees.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	December 10, 2014
10.46	Note and Purchase Agreement, dated as of December 15, 2013, by and among Avago Technologies Limited, Silver Lake Partners IV, L.P. and Deutsche Bank AG, Singapore Branch, as lead manager.	Avago Technologies Limited Current Report on Form 8-K/A (Commission File No. 001-34428)	December 16, 2013

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.47
Credit Agreement, dated as of May 6, 2014, by and among Avago Technologies Finance Pte. Ltd., Avago Technologies Cayman Ltd. Avago Technologies Holdings Luxembourg S.à.r.l., the lenders named therein, and Deutsche Bank AG New York Branch, as administrative agent.
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 6, 2014
12.1	Ratio of Earnings to Fixed Charges			X
21.1	List of Subsidiaries.			X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.			X
24.1	Power of Attorney (see signature page to this Form 10-K).			X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS	XBRL Instance Document			X
101.SCH	XBRL Schema Document			X
101.CAL	XBRL Calculation Linkbase Document			X
101.DEF	XBRL Definition Linkbase Document			X
101.LAB	XBRL Labels Linkbase Document			X
101.PRE	XBRL Presentation Linkbase Document			X

Notes:

+	Indicates a management contract or compensatory plan or arrangement.
#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Avago Technologies hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.