Form 10-Q
period 2015-02-01
Avago Technologies LTD
filed 2015-03-11
CIK 1441634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 1, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of February 27, 2015 there were 256,587,223 of our ordinary shares, no par value per share, outstanding.

AVAGO TECHNOLOGIES LIMITED
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 1, 2015

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements — Unaudited

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	February 1, 2015	November 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,569	$1,604
Trade accounts receivable, net	718	782
Inventory	500	519
Other current assets	307	302
Assets held-for-sale	4	628
Total current assets	4,098	3,835
Property, plant and equipment, net	1,269	1,158
Goodwill	1,596	1,596
Intangible assets, net	3,445	3,617
Other long-term assets	289	285
Total assets	$10,697	$10,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$452	$515
Employee compensation and benefits	132	219
Other current liabilities	215	236
Current portion of long-term debt	46	46
Total current liabilities	845	1,016
Long-term liabilities:
Long-term debt	4,531	4,543
Convertible notes payable to related party	923	920
Pension and post-retirement benefit obligations	496	506
Other long-term liabilities	274	263
Total liabilities	7,069	7,248
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, no par value; 256,289,707 shares and 254,330,630 shares issued and outstanding on February 1, 2015 and November 2, 2014, respectively	2,131	2,009
Retained earnings	1,546	1,284
Accumulated other comprehensive loss	(49)	(50)
Total shareholders’ equity	3,628	3,243
Total liabilities and shareholders’ equity	$10,697	$10,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share data)

	Fiscal Quarter Ended
	February 1, 2015	February 2, 2014
Net revenue	$1,635	$709
Cost of products sold:
Cost of products sold	694	347
Amortization of intangible assets	113	18
Restructuring charges	2	5
Total cost of products sold	809	370
Gross margin	826	339
Research and development	235	107
Selling, general and administrative	117	74
Amortization of intangible assets	59	7
Restructuring charges	14	12
Total operating expenses	425	200
Operating income	401	139
Interest expense	(54)	—
Other income, net	4	—
Income from continuing operations before income taxes	351	139
Provision for income taxes	13	5
Income from continuing operations	338	134
Income from discontinued operations (including a gain on disposal of $14 million), net of income taxes	13	—
Net income	$351	$134

Basic income per share:
Income per share from continuing operations	$1.33	$0.54
Income per share from discontinued operations, net of income taxes	$0.05	$—
Net income per share	$1.38	$0.54

Diluted income per share:
Income per share from continuing operations	$1.22	$0.53
Income per share from discontinued operations, net of income taxes	$0.04	$—
Net income per share	$1.26	$0.53

Weighted-average shares:
Basic	255	249
Diluted	278	255

Cash dividends declared and paid per share	$0.35	$0.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(in millions)

	Fiscal Quarter Ended
	February 1, 2015	February 2, 2014
Net income	$351	$134
Other comprehensive income (loss), net of tax:
Unrealized gains and amendment on retirement-related benefit plans	—	2
Reclassification to net income	1	(3)
Other comprehensive income (loss)	1	(1)
Comprehensive income	$352	$133

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Fiscal Quarter Ended
	February 1, 2015	February 2, 2014
Cash flows from operating activities:
Net income	$351	$134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226	57
Amortization of debt issuance costs and accretion of debt discount	7	—
Share-based compensation	49	24
Tax benefits from share-based compensation	21	4
Excess tax benefits from share-based compensation	(20)	(3)
Gain on sale of business	(14)	—
Gain from post-retirement medical benefit plan curtailment and settlement	—	(3)
Deferred taxes	(6)	—
Other	11	—
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	64	95
Inventory	33	(1)
Accounts payable	(78)	(24)
Employee compensation and benefits	(90)	(39)
Other current assets and current liabilities	(66)	(7)
Other long-term assets and long-term liabilities	(7)	(8)
Net cash provided by operating activities	481	229
Cash flows from investing activities:
Proceeds from sale of business	650	—
Purchases of property, plant and equipment	(162)	(52)
Proceeds from disposal of property, plant and equipment	26	—
Net cash provided by (used in) investing activities	514	(52)
Cash flows from financing activities:
Debt repayments	(12)	—
Issuance of ordinary shares	51	19
Repurchases of ordinary shares	—	(12)
Excess tax benefits from share-based compensation	20	3
Dividend payments to shareholders	(89)	(62)
Proceeds from government grants	—	2
Net cash used in financing activities	(30)	(50)
Net increase in cash and cash equivalents	965	127
Cash and cash equivalents at the beginning of period	1,604	985
Cash and cash equivalents at end of period	$2,569	$1,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview, Basis of Presentation and Significant Accounting Policies
Overview
Avago Technologies Limited, or the “Company”, was organized under the laws of the Republic of Singapore in August 2005. We are a designer, developer and global supplier of a broad range of semiconductor devices with a focus on analog III-V based products and complex digital and mixed signal complementary metal oxide semiconductor based devices. We have a history of innovation and offer thousands of products that are used in end products, such as smartphones, hard disk drives, computer servers, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, and factory automation and industrial equipment. We have four reportable segments: wireless communications, enterprise storage, wired infrastructure and industrial & other, which align with our target markets.
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ending November 1, 2015, or fiscal year 2015, is a 52-week fiscal year. The first quarter of our fiscal year 2015 ended on February 1, 2015, the second quarter ends on May 3, 2015 and the third quarter ends on August 2, 2015. Our fiscal year ended November 2, 2014, or fiscal year 2014, was also a 52-week fiscal year.
References herein to "the Company", "we", "our", "us" and "Avago" are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires.
Basis of Presentation
On November 18, 2014, we completed the sale of the LSI Corporation, or LSI, Axxia Networking Business and related assets, or the Axxia Business, for $650 million to Intel Corporation, or Intel. Refer to Note 12. "Discontinued Operations" for more information.
The accompanying unaudited condensed consolidated financial statements include the accounts of Avago Technologies Limited and its wholly owned subsidiaries and have been prepared by us in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 2, 2014 condensed consolidated balance sheet data were derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal year 2014, or 2014 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or SEC, but do not include all disclosures required by GAAP. Intercompany transactions and balances have been eliminated in consolidation.
The operating results for the fiscal quarter ended February 1, 2015 are not necessarily indicative of the results that may be expected for fiscal year 2015, or for any other future period.
Significant Accounting Policies
Use of estimates. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Concentrations of credit risk and significant customers. Our cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents may be redeemable upon demand and are maintained with several financial institutions that management believes are of high credit quality and therefore bear minimal credit risk. We seek to mitigate our credit risks by spreading such risks across multiple counterparties and monitoring the risk profile of these counterparties. Our accounts receivable are derived from revenue earned from customers located around the world. We mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial condition, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.
We sell our products through our direct sales force, distributors and manufacturers' representatives. One direct customer accounted for 26% and 30% of our net accounts receivable balance at February 1, 2015 and November 2, 2014, respectively. For the fiscal quarters ended February 1, 2015 and February 2, 2014, one direct customer represented 27% and 25% of our net revenue, respectively. The majority of the revenue from this customer was included in our wireless communications segment.
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

The changes in accrued warranty were not material for the fiscal quarters ended February 1, 2015 or February 2, 2014.
Net income per share. Basic net income per share is computed using the weighted-average number of ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of ordinary shares and potentially dilutive share equivalents outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money options, restricted share units, or RSUs, employee share purchase rights under the Avago Technologies Limited Employee Share Purchase Plan, or ESPP, (together referred to as equity awards) and the 2.0% Convertible Senior Notes due 2021 issued by Avago Technologies Limited, or the Convertible Notes. The dilutive effect of equity awards is calculated based on the average share price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising share options and to purchase shares under the ESPP, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recognized when equity awards become deductible for income tax purposes are collectively assumed to be used to repurchase ordinary shares. The dilutive effect of the Convertible Notes is calculated using the treasury stock method. For the purpose of calculating their dilutive effect, we assumed that the Convertible Notes will be entirely settled in cash, which warrants use of the treasury stock method. In making this assumption, we considered our existing cash balance and our ability to borrow and repay our existing term loan facility under a credit agreement that Avago Technologies Finance Pte. Ltd and certain subsidiaries of the Company entered into with a syndicate of financial institutions, or the 2014 Credit Agreement. The treasury stock method assumes that the carrying value of the Convertible Notes represents proceeds, since settlement of the Convertible Notes tendered for conversion may be settled with cash, ordinary shares or a combination of both at our option. The resulting incremental ordinary shares attributable to the assumed conversion of the Convertible Notes are a component of diluted shares.
There were no significant antidilutive equity awards for the fiscal quarters ended February 1, 2015 or February 2, 2014.
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended
	February 1, 2015	February 2, 2014
Net income (Numerator):
Income from continuing operations	$338	$134
Income from discontinued operations, net of income taxes	13	—
Net income	$351	$134
Shares (Denominator):
Basic weighted-average ordinary shares outstanding	255	249
Add incremental shares for:
Dilutive effect of share options, RSUs and ESPP rights	12	6
Dilutive effect of Convertible Notes	11	—
Shares used in diluted computation	278	255

Basic income per share:
Income per share from continuing operations	$1.33	$0.54
Income per share from discontinued operations, net of income taxes	$0.05	$—
Net income per share	$1.38	$0.54

Diluted income per share:
Income per share from continuing operations	$1.22	$0.53
Income per share from discontinued operations, net of income taxes	$0.04	$—
Net income per share	$1.26	$0.53
Supplemental cash flow disclosures. At February 1, 2015 and November 2, 2014, we had $55 million and $45 million, respectively, of unpaid purchases of property, plant, and equipment included in accounts payable and other current liabilities. Amounts reported as unpaid purchases will be recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the unaudited condensed consolidated statements of cash flows in the period in which they are paid.

Recently Adopted Accounting Guidance
In November 2014, the Financial Accounting Standards Board, or FASB, issued authoritative guidance that provides guidance on whether and at what threshold an acquired business or not-for-profit organization can apply pushdown accounting. This guidance provides an option to apply pushdown accounting in the separate financial statements of an acquired entity upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The guidance was effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of this guidance did not impact our consolidated financial statements.
In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss or a tax credit carryforward exists and certain criteria are met. This guidance was effective for the first quarter of our fiscal year 2015. The adoption of this guidance did not have a significant impact on our consolidated balance sheets.
Recent Accounting Guidance Not Yet Adopted
In February 2015, the FASB issued an amendment to the accounting guidance related to the criteria for consolidation of certain legal entities. The guidance will be effective for the first quarter of our fiscal year 2018, with early adoption permitted. The guidance requires either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. We are currently evaluating the impact that this guidance will have on our financial condition and results of operations.
In January 2015, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of extraordinary and unusual items. The guidance eliminates the requirement to classify and present extraordinary items separately in the results of operations. This guidance will be effective prospectively for the first quarter of our fiscal year 2016, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.
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
In May 2014, the FASB issued authoritative guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The guidance is effective for the first quarter of our fiscal year 2018. Early adoption is not permitted. The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method and are currently evaluating the impact of this guidance on our consolidated financial statements.
In April 2014, the FASB issued authoritative guidance that raises the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. This guidance will be effective for the first quarter of our fiscal year 2016, with early adoption permitted.
2. Inventory
Inventory consists of the following (in millions):

	February 1, 2015	November 2, 2014
Finished goods	$173	$185
Work-in-process	264	250
Raw materials	63	84
Total inventory	$500	$519

3. Intangible Assets
Intangible assets consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of February 1, 2015:
Purchased technology	$2,651	$(795)	$1,856
Customer and distributor relationships	1,570	(311)	1,259
Other (1)	275	(99)	176
Intangible assets subject to amortization	4,496	(1,205)	3,291
In-process research and development	154	—	154
Total	$4,650	$(1,205)	$3,445

As of November 2, 2014:
Purchased technology	$2,651	$(682)	$1,969
Customer and distributor relationships	1,570	(264)	1,306
Other (1)	275	(87)	188
Intangible assets subject to amortization	4,496	(1,033)	3,463
In-process research and development	154	—	154
Total	$4,650	$(1,033)	$3,617
_________________________________
(1) Primarily represents trademarks and customer order backlog.

Amortization expense of intangible assets is as follows (in millions):

	Fiscal Quarter Ended
	February 1, 2015	February 2, 2014
Cost of products sold	$113	$18
Operating expenses	59	7
Total amortization of intangible assets	$172	$25
Based on the amount of intangible assets subject to amortization at February 1, 2015, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year
2015 (remainder)	$516
2016	625
2017	558
2018	436
2019	372
2020	312
Thereafter	472
$3,291

The weighted-average remaining amortization period for each intangible asset category at February 1, 2015 is as follows (in years):

Amortizable intangible assets:
Purchased technology	8
Customer and distributor relationships	7
Other	6
4. Retirement Plans and Post-Retirement Benefits
Defined Benefit Plans
As a result of our acquisition of LSI on May 6, 2014, we assumed LSI's defined benefit pension plans, covering certain U.S. and non-U.S. employees, under which we are obligated to make future contributions to fund benefits to participants. The U.S. defined benefit pension plans include a management plan and a represented plan. Benefits under the management plan are provided under either an adjusted career-average-pay program or a cash-balance program. Benefits under the represented plan are based on a dollar-per-month formula. Benefit accruals under the management plan were frozen in 2009. Participants in the adjusted career-average-pay program no longer earn service accruals. Participants in the cash-balance program no longer earn service accruals, but continue to earn 4% interest per year on their cash-balance accounts. There are no active participants under the represented plan. We also assumed a non-qualified supplemental pension plan in the U.S. in the LSI acquisition, which principally provides benefits based on compensation in excess of amounts that can be considered under the management plan. We also assumed pension plans covering certain non-U.S. employees.
Net Periodic Benefit Cost (Income)
The following table summarizes the components of the net periodic benefit cost (income) (in millions):

	Pension Benefits
	Fiscal Quarter Ended
	February 1, 2015	February 2, 2014
Service cost	$—	$1
Interest cost	16	—
Expected return on plan assets	(20)	—
Net actuarial loss and prior service cost	1	—
Total net periodic benefit cost (income)	$(3)	$1
During the fiscal quarter ended February 1, 2015, we contributed $6 million to our defined benefit pension plans. We expect to contribute an additional $56 million to our defined benefit pension plans during the remainder of fiscal year 2015. We do not expect to contribute to our post-retirement benefit plans in fiscal year 2015.
5. Borrowings
Term Loans and Revolving Credit Facility
In connection with our acquisition of LSI on May 6, 2014, we entered into the 2014 Credit Agreement. The 2014 Credit Agreement provides for our term loan facility of $4.6 billion, or Term Loans, and our senior secured, revolving credit facility in an aggregate principal amount of up to $500 million, or the 2014 Revolving Credit Facility, swingline loans of up to $75 million and the issuance of letters of credit of up to $100 million, both of which reduce the amount that may be borrowed under the 2014 Revolving Credit Facility. The Term Loans have a term of seven years and the 2014 Revolving Credit Facility has a term of five years.
Loans under the 2014 Credit Agreement will bear interest at a rate per annum equal to, at our option:
(i)  the greatest of (a) the rate of interest per annum publicly announced from time-to-time by Deutsche Bank AG New York Branch as its prime rate in effect at its principal office in New York City, (b) the Federal Funds Effective Rate (as defined in the 2014 Credit Agreement) in effect on the relevant day plus 1/2 of 1% per annum, (c) the Adjusted LIBO Rate (as defined in the 2014 Credit Agreement) on the relevant day for a deposit in dollars with a maturity of one month plus 1% per annum and (d), with respect to the Term loans, 1.75%; or

(ii)  the interest rate per annum equal to the greater of (a) the LIBO Rate for the Interest Period (as defined in the 2014 Credit Agreement) multiplied by the Statutory Reserve Rate (as defined in the 2014 Credit Agreement) and (b), with respect to the Term Loans, 0.75% per annum.
As of February 1, 2015, there were no borrowings outstanding under the 2014 Revolving Credit Facility and there were no significant letters of credit outstanding. As of February 1, 2015, we had $4.6 billion in Term Loans outstanding with an effective interest rate of 4.15%. We were in compliance with the covenants described in the 2014 Credit Agreement as of February 1, 2015.
Unamortized debt issuance costs associated with the Term Loans and 2014 Revolving Credit Facility as of February 1, 2015 and November 2, 2014, were $111 million and $115 million, respectively, and are included in other current assets and other long-term assets on the unaudited condensed consolidated balance sheets. For the fiscal quarter ended February 1, 2015, amortization of debt issuance costs related to the Term Loans and 2014 Revolving Credit Facility were $3 million and $1 million, respectively, and were reported as a component of interest expense in the unaudited condensed consolidated statements of operations.
Convertible Senior Notes
In connection with our acquisition of LSI on May 6, 2014, the Company completed the private placement of $1 billion in aggregate principal amount of its Convertible Notes to two entities affiliated with Silver Lake Partners, or the Purchasers. The Convertible Notes are the Company’s unsecured senior obligations. The Convertible Notes will pay interest semi-annually at a rate of 2.0% per year, payable in arrears on May 1 and November 1 of each year and will mature on August 15, 2021, unless repurchased, redeemed or converted in accordance with their terms prior to such date.
Subject to any limitations set forth in the indenture dated as of May 6, 2014, between the Company and U.S. Bank National Association relating to the Convertible Notes, or the Indenture, the Convertible Notes may be converted as described below. The Convertible Notes are convertible at any time until the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, the Convertible Notes may be settled in the Company's ordinary shares, cash or a combination of cash and ordinary shares, at the Company’s option. The Convertible Notes were convertible at an initial conversion rate of 20.8160 ordinary shares per $1,000 principal amount of the Convertible Notes, which was equivalent to an initial conversion price of approximately $48.04 per ordinary share. The conversion rate is subject to adjustment under the terms of the Convertible Notes, including as a result of cash dividends on the Company's ordinary shares in excess of $0.27 per share. Prior to May 6, 2019, the Company may not redeem the Convertible Notes. Beginning May 6, 2019, the Company may, at its option, redeem the Convertible Notes, in whole or in part, if the closing sale price of its ordinary shares for 20 or more trading days in the period of 30 consecutive trading days ending on the trading day immediately prior to the date on which the Company provides notice of such redemption exceeds 150% of the applicable conversion price in effect on each such trading day, at a redemption price equal to 100% of the principal amount of Convertible Notes being redeemed, together with accrued and unpaid interest to, but not including, the redemption date.
Holders of the Convertible Notes will have the right to require the Company to repurchase all or some of their Convertible Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change. In addition, upon the occurrence of a make-whole fundamental change, the Company may be required to increase the conversion rate for the Convertible Notes converted in connection with such a make-whole fundamental change.
In connection with the sale of the Convertible Notes, the Company entered into a registration rights agreement, dated as of May 6, 2014, with the Purchasers providing for customary resale registration rights with respect to the Convertible Notes and the ordinary shares issuable upon conversion of the Convertible Notes, if any.
During the first quarter of fiscal year 2015, the quarterly dividend paid on our ordinary shares exceeded the dividend threshold for conversion price adjustment. As a result, the conversion rate was adjusted to 20.8505 ordinary shares per $1,000 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $47.96 per ordinary share.
In accordance with the authoritative accounting guidance, we classified $85 million, representing a portion of the proceeds from the Convertible Notes, as ordinary shares within shareholders' equity. The $915 million carrying value of the long-term debt as of May 6, 2014 was calculated as the present value of its contractual payment obligations using a discount rate of 3.32%. The difference between the principal amount of the Convertible Notes and the carrying value of the long-term debt represents a debt discount on the issuance date, which is accreted as interest expense using the effective interest method through the contractual maturity date. During the fiscal quarter ended February 1, 2015, the interest expense related to the Convertible Notes' coupon interest rate of 2.0% and accretion of the debt discount was $5 million and $3 million, respectively.

The carrying value of the components of the Convertible Notes is as follows (in millions):

	February 1, 2015	November 2, 2014
Principal balance	$1,000	$1,000
Less: debt discount	77	80
Net carrying amount	$923	$920

At February 1, 2015, the outstanding principal amount of the Convertible Notes was $1 billion. The estimated fair value of the Convertible Notes as of February 1, 2015 and November 2, 2014, was $868 million and $871 million, respectively, which was determined based on inputs that are observable in the market under Level 2 of the fair value hierarchy. At February 1, 2015, we were in compliance with the covenants relating to the Convertible Notes.
At February 1, 2015, future scheduled principal payments for our outstanding Term Loans and the Convertible Notes, including the current portion, are summarized as follows (in millions):

Fiscal Year
2015 (remainder)	$34
2016	46
2017	46
2018	46
2019	46
2020	46
Thereafter	5,313
Total	$5,577
6. Shareholders’ Equity
Share Repurchase Program
No shares were repurchased during the fiscal quarter ended February 1, 2015 under the 2014 share repurchase mandate. The 2014 share repurchase mandate will expire on the date of the Company's 2015 annual general meeting, unless earlier terminated.
Dividends
We paid cash dividends of $0.35 and $0.25 per ordinary share, or $89 million and $62 million, during the fiscal quarters ended February 1, 2015 and February 2, 2014, respectively.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense reported in continuing operations related to share-based awards granted to employees, directors, and non-employees for the fiscal quarters ended February 1, 2015 and February 2, 2014 (in millions):

	Fiscal Quarter Ended
	February 1, 2015	February 2, 2014
Cost of products sold	$6	$3
Research and development	19	8
Selling, general and administrative	24	13
Total share-based compensation expense	$49	$24
The fair values of our time-based options and ESPP purchase rights were estimated using the Black-Scholes option pricing model. Certain share options granted in the fiscal quarters ended February 1, 2015 and February 2, 2014 included both service and market conditions. The fair value of market-based options was estimated using Monte Carlo simulation techniques. The fair value of RSUs was estimated using the closing market price of our ordinary shares on the date of grant, reduced by the present value of dividends expected to be paid on our ordinary shares prior to vesting.

Share-based compensation expense in the first quarter of fiscal year 2015 included $11 million related to assumed LSI stock options and RSUs.
The weighted-average assumptions utilized for our time-based options, ESPP purchase rights and market-based options granted during the fiscal quarters ended February 1, 2015 and February 2, 2014, are shown in the tables below.

	Time-Based Options
	Fiscal Quarter Ended
	February 1, 2015	February 2, 2014
Risk-free interest rate	1.3%	1.2%
Dividend yield	1.4%	2.0%
Volatility	35.0%	35.0%
Expected term (in years)	4.0	4.2

	ESPP Purchase Rights
	Fiscal Quarter Ended
	February 1, 2015	February 2, 2014
Risk-free interest rate	0.1%	—%
Dividend yield	1.5%	2.3%
Volatility	28.0%	37.0%
Expected term (in years)	0.5	0.5

	Market-Based Options
	Fiscal Quarter Ended
	February 1, 2015	February 2, 2014
Risk-free interest rate	2.0%	2.4%
Dividend yield	1.4%	1.9%
Volatility	44.0%	46.0%
Expected term (in years)	7.0	7.0
The dividend yields for the fiscal quarters ended February 1, 2015 and February 2, 2014 were based on the dividend yield as of the respective award grant dates. For the fiscal quarters ended February 1, 2015 and February 2, 2014, expected volatility for time-based and market-based options were based on our own historical share price volatility or combining historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from our own traded ordinary shares with a term of 180 days measured at a specific date.
The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant.
For the fiscal quarters ended February 1, 2015 and February 2, 2014, the expected term for time-based options was based on a weighted-average combining the average life of options that have already been exercised or cancelled with the expected life of all unexercised options. The expected life for unexercised options was calculated assuming that the options will be exercised at the midpoint of the vesting date (if unvested) or the valuation date (if vested) and the full contractual term.
The expected term of market-based options valued using Monte Carlo simulation techniques was based upon the vesting dates forecasted by the simulation and then assuming that options which vest, and for which the market condition has been satisfied, are exercised at the midpoint between the forecasted vesting date and their expiration.
The total unrecognized compensation cost of time and market-based options granted but not yet vested as of February 1, 2015 was $216 million, which is expected to be recognized over the remaining weighted-average service period of 3 years.
Total unrecognized compensation cost related to the ESPP purchase rights as of February 1, 2015 was immaterial and is expected to be recognized over the remaining portion of the current offering period in the second quarter of fiscal year 2015.
Total unrecognized compensation cost related to unvested RSUs as of February 1, 2015 was $140 million, which is expected to be recognized over the remaining weighted-average service period of 3 years.

Equity Incentive Award Plans
A summary of option award activity related to our equity incentive plans is as follows (in millions, except years and per share amounts):

	Option Awards Outstanding
	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of November 2, 2014	29	$44.97
Granted	1	$94.80
Exercised	(2)	$28.06
Cancelled	(1)	$66.91
Balance as of February 1, 2015	27	$46.22	5.22	$1,524
Fully vested as of February 1, 2015	8	$27.51	4.30	$609
Fully vested and expected to vest as of February 1, 2015	26	$45.65	5.21	$1,462
There was no significant RSU activity during the fiscal quarter ended February 1, 2015. The total intrinsic values of options exercised during the fiscal quarters ended February 1, 2015 and February 2, 2014 were $132 million and $22 million, respectively.
Employee Share Purchase Plan
No shares were issued under the ESPP during the fiscal quarters ended February 1, 2015 or February 2, 2014.
7. Income Taxes
For the fiscal quarter ended February 1, 2015, we recorded an income tax provision of $13 million, compared to an income tax provision of $5 million for the fiscal quarter ended February 2, 2014. The increase in income tax provision was largely due to the increase in profit before tax.
The income tax provision for the fiscal quarters ended February 1, 2015 and February 2, 2014 included tax benefits of $5 million and $4 million, respectively, from the recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods. The income tax provision for the fiscal quarter ended February 1, 2015 also included a discrete benefit of $15 million from the retroactive reinstatement of the U.S. Federal Research and Development tax credit from January 1, 2014 to December 31, 2014, with the enactment of the Tax Increase Prevention Act of 2014.
Unrecognized Tax Benefits
We are subject to Singapore income tax examinations for the years ended October 31, 2010 and later, and in major jurisdictions outside Singapore for the years ended November 2, 2008 and later. We believe it is possible that we may recognize up to $10 million of our existing unrecognized tax benefits within the next 12 months as a result of lapses of the statute of limitations for certain audit periods.
8. Segment Information
Reportable Segments
During the fourth quarter of fiscal year 2014, we changed our organizational structure resulting in four reportable segments: wireless communications, enterprise storage, wired infrastructure and industrial & other. These segments align with our principal target markets. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who has been identified as the Chief Operating Decision Maker, or CODM, as defined by authoritative guidance on segment reporting, in determining how to allocate resources and evaluate performance. The segments are determined based on several factors, including client base, homogeneity of products, technology, delivery channels and similar economic characteristics. The amounts for the fiscal quarter ended February 2, 2014 have been revised to conform to the current year’s presentation.
Wireless Communications. We support the wireless communications industry with a broad variety of radio frequency, or RF, semiconductor devices that amplify, as well as selectively filter, RF signals. In addition to RF devices, we provide a variety of optoelectronic sensors for mobile handset applications.
Enterprise Storage. This segment consists of LSI's storage products and PLX Technology, Inc.'s, or PLX, PCIe, or Peripheral Component Interconnect Express, switches and bridges. LSI's storage products enable secure movement of digital data to and from host machines, such as servers, personal computers and storage systems, to the underlying storage devices, such as hard disk drives, or HDDs, and solid state drives, or SSDs. We provide read channel-based system-on-a-chip, or SoCs, and preamplifiers to HDD original equipment manufacturers, or OEMs. We also provide custom flash controllers to SSD OEMs, and serial attached SCSI and redundant array of independent disks controller and adapter solutions to server and storage system OEMs. PLX's PCIe devices are interconnect semiconductors supporting the PCIe communication standards and are the primary interconnection mechanism inside computing systems.
Wired Infrastructure. In the storage and Ethernet networking markets, we supply transceivers that receive and transmit information along optical fibers. We also supply optical laser and receiver components to the access, metro and long-haul telecommunication markets. For enterprise networking and server input/output applications, we supply high speed serializer/deserializer products integrated into application specific integrated circuits.
Industrial & Other. We provide a broad variety of products for the general industrial and automotive markets. We offer optical isolators, or optocouplers, which provide electrical insulation and signal isolation. For industrial motors and robotic motion control, we supply optical encoders, as well as integrated circuits, or ICs, for the controller and decoder functions. For electronic signs and signals, we supply light-emitting diode, or LED, assemblies that offer high brightness and stable light output over thousands of hours, enabling us to support traffic signals, large commercial signs and other displays. For industrial networking, we provide faster optical transceivers using plastic optical fiber that enable quick and interoperable networking and factory automation.
Our CODM assesses the performance of each segment and allocates resources to those segments based on net revenue and operating income and does not evaluate operating segments using discrete asset information. Operating income by segment includes items that are directly attributable to each segment. Operating income by segment also includes shared expenses, such as global operations, including manufacturing support, logistics and quality control, which are allocated primarily based on headcount, expenses associated with our globally integrated support organizations, such as sales and corporate marketing functions, as well as finance, information technology, human resources, legal and related corporate infrastructure costs, along with certain benefit related expenses, which are allocated primarily based on a percentage of revenue, and facilities allocated based on square footage.
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
Depreciation expense directly attributable to each reportable segment is included in operating income for each segment. However, the CODM does not evaluate depreciation expense by operating segment and, therefore, it is not separately presented. There was no inter-segment revenue for the fiscal quarters ended February 1, 2015 and February 2, 2014. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The following tables present our net revenue and operating income by reportable segment (in millions):

	Fiscal Quarter Ended
	February 1, 2015	February 2, 2014
Net revenue:
Wireless communications	$664	$349
Enterprise storage	486	—
Wired infrastructure	347	228
Industrial & other	138	132

Operating income:
Wireless communications	$322	$106
Enterprise storage	186	—
Wired infrastructure	95	57
Industrial & other	56	61
Unallocated expenses	(258)	(85)

9. Related Party Transactions
2.0% Convertible Senior Notes due 2021
On December 15, 2013, in connection with our agreement to acquire LSI, the Company entered into a Note Purchase Agreement with Silver Lake Partners IV, L.P, or SLP IV, and Deutsche Bank, A.G., Singapore Branch, as Lead Manager, or the Note Purchase Agreement, in connection with the private placement of the Convertible Notes. SLP IV is an investment fund affiliated with Silver Lake Partners, of which Kenneth Hao, one of our directors, is a Managing Partner and Managing Director. SLP IV's rights and obligations under the Note Purchase Agreement were thereafter assigned to and assumed by the Purchasers. We completed the private placement of the Convertible Notes on May 6, 2014 in connection with the acquisition of LSI.
In connection with the issuance of the Convertible Notes, the Company and the Purchasers also entered into a Registration Rights Agreement pursuant to which SLP IV has certain registration rights with respect to the Convertible Notes and the ordinary shares of the Company issuable upon conversion of the Convertible Notes.
Silicon Manufacturing Partners Pte. Ltd.
As a result of the acquisition of LSI, we acquired a 51% equity interest in Silicon Manufacturing Partners Pte. Ltd., or SMP, a joint venture with GLOBALFOUNDRIES. We have a take-or-pay agreement with SMP under which we have agreed to purchase 51% of the managed wafer capacity from SMP’s IC manufacturing facility and GLOBALFOUNDRIES has agreed to purchase the remaining managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by the Company and GLOBALFOUNDRIES. If we fail to purchase our required commitments, we will be required to pay SMP for the fixed costs associated with the unpurchased wafers. GLOBALFOUNDRIES is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency.
Others
During the fiscal quarters ended February 1, 2015 and February 2, 2014, in the ordinary course of business, the Company purchased from, or sold (directly or indirectly) to, several entities for which one of the Company's directors also serves or served as a director, or is otherwise affiliated with, including KLA-Tencor Corporation, Qlogic Corporation, Smart Modular Technologies and Dell Inc.
Aggregate transactions and balances with our related parties were as follows (in millions):

	Fiscal Quarter Ended
	February 1, 2015	February 2, 2014
Total net revenue	$43	$—	*
Total costs and expenses including inventory purchases (1)	$20	$—	*

	February 1, 2015	November 2, 2014
Total receivables	$15	$14
Total payables (1)	$11	$8
Carrying value of the Convertible Notes and accrued interest	$928	$930
_________________________________
* Represents amounts less than $0.5 million.
(1) The Company purchased $15 million of inventory from SMP for the fiscal quarter ended February 1, 2015. As of February 1, 2015 and November 2, 2014, the amount payable to SMP was $11 million and $8 million, respectively.
10. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of February 1, 2015, that have materially changed from the end of fiscal year 2014 (in millions):

	Total	2015 (remainder)	2016	2017	2018	2019	2020	Thereafter
Debt principal, interest and fees	$6,802	$187	$231	$239	$237	$234	$231	$5,443
Purchase commitments	$616	$593	$17	$4	$2	$—	$—	$—
Operating lease obligations	$125	$19	$18	$14	$12	$9	$5	$48

Debt Principal, Interest and Fees. Represents principal, interest and commitment fees payable on borrowings and credit facilities under the 2014 Credit Agreement, and principal and interest payable on the Convertible Notes.
Purchase Commitments. Represents unconditional purchase obligations that include agreements to purchase goods or services, primarily inventory, that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
We also make capital expenditures with a variety of vendors in connection with the expansion of our Fort Collins, Colorado, internal fabrication facility. These purchases are typically conducted on a purchase order basis and the amount shown in the table includes $120 million of cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of February 1, 2015.
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
There were no other substantial changes to our contractual commitments during the first quarter of fiscal year 2015 from those disclosed in our 2014 Annual Report on Form 10-K.
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
On October 31, 2014, lead plaintiffs filed a consolidated amended complaint. This complaint alleges, among other things, that PLX’s directors breached their fiduciary duties to PLX’s stockholders by seeking to sell PLX for an inadequate price, pursuant to an unfair process, and by agreeing to preclusive deal protections in the merger agreement. Plaintiffs also allege that Potomac Capital Partners II, L.P., Deutsche Bank Securities, Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and the acquisition subsidiary aided and abetted the alleged fiduciary breaches. Plaintiffs also allege that PLX’s 14D-9 recommendation statement contained false and misleading statements and/or omitted material information necessary to inform the shareholder vote. The complaint seeks, among other things, monetary damages and attorneys’ fees and costs. On November 26, 2014, defendants filed motions to dismiss the complaint for failure to state a claim as a matter of law.  The motions will be fully briefed on March 13, 2015.
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
On March 7, 2014, the parties to the Delaware Action reached an agreement in principle to settle the Delaware Action on a class wide basis, and negotiated a stipulation of settlement that was presented to the Delaware Court of Chancery on March 10, 2014. On March 12, 2014, the parties to the California Actions entered into a stipulation staying the California Actions pending resolution of the Delaware Action. On May 16, 2014, the plaintiffs in the Delaware Action filed a motion for final approval of the proposed settlement and award of attorneys’ fees and expenses with the Delaware Court of Chancery. On June 10, 2014, the Delaware court approved the settlement, including the payment of $2 million to counsel for the stockholders, entered final judgment and dismissed the case, or the Order and Final Judgment. On July 10, 2014, a class member of the Delaware Action filed a notice of appeal from the Order and Final Judgment. On February 5, 2015, the appeal was dismissed with prejudice.
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
11. Restructuring Charges
During fiscal year 2014, we initiated a series of restructuring activities intended to realign our operations to improve overall efficiency and effectiveness. The following is a summary of significant restructuring expenses recognized in continuing operations during the fiscal quarters ended February 1, 2015 and February 2, 2014:

•
We implemented planned cost reduction and restructuring activities, primarily in our enterprise storage segment, in connection with the acquisition of LSI. During the fiscal quarter ended February 1, 2015, we recognized $2 million in cost of products sold and $12 million in operating expenses for employee termination costs related to this plan.

•
We closed a fabrication facility in Italy related to our wired infrastructure segment. As a result, we recognized $4 million in costs of products sold and $8 million in operating expenses during the fiscal quarter ended February 2, 2014 related to employee termination costs.

•
We incurred restructuring charges of $5 million recognized primarily in operating expenses as a result of rationalizing research and development programs and continued alignment of our global manufacturing operations during the fiscal quarter ended February 2, 2014.

The following table summarizes the significant activities within, and components of, the restructuring liabilities related to continuing and discontinued operations during the first quarter of fiscal year 2015 (in millions):

	Employee Termination Costs	Leases and Other Exit Costs	Total
Balance as of November 2, 2014	$34	$6	$40
Cost of product sold	2	—	2
Operating expenses (a)	13	6	19
Cash payments	(23)	(5)	(28)
Balance as of February 1, 2015 (b)	$26	$7	$33
_________________________________

(a) In connection with the sale of the Axxia Business, we recognized $5 million of leases and other exit costs, which are included in the table above and in income from discontinued operations in the unaudited condensed consolidated statements of operations.

(b) The majority of the employee termination costs balance is expected to be paid by the third quarter of fiscal year 2015. The leases and other exit costs balance is expected to be paid during the remaining terms of the leases, which extend through the fiscal year 2019.
12. Discontinued Operations
On November 18, 2014, we completed the sale of the Axxia Business to Intel for $650 million in cash. As part of this transaction, we are providing transitional services to Intel for a period of up to six months. The purpose of these services is to provide short-term assistance to the buyer in assuming the operations of the purchased business. We have determined that we do not have any material continuing involvement with the discontinued operations.
The following table summarizes the selected financial information of the Axxia Business included in discontinued operations in our unaudited condensed consolidated statements of operations for the fiscal quarter ended February 1, 2015 (in millions):

Net revenue	$41
Income from discontinued operations (including a gain on disposal of $14 million), net of income taxes	$13
13. Subsequent Events
Pending Acquisition of Emulex Corporation
On February 25, 2015, we entered into a definitive agreement with Emulex Corporation, or Emulex, under which we will acquire Emulex, a publicly traded company and a leader in network connectivity, monitoring and management, in an all-cash transaction valued at approximately $606 million. Under the terms of the agreement, a subsidiary of Avago will commence a tender offer for all the outstanding shares of Emulex common stock for $8.00 per share in cash. We currently expect this transaction to close in the second half of fiscal year 2015.
Cash Dividends Declared
On March 4, 2015, the Board declared a quarterly cash dividend of $0.38 per ordinary share, payable on March 31, 2015 to shareholders of record on March 20, 2015.
Partial Prepayment of Term Loans
In March 2015, we elected to make $593 million of principal prepayments under our outstanding Term Loans in the second quarter of fiscal year 2015.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 2, 2014, or fiscal year 2014, included in our Annual Report on Form 10-K for fiscal year 2014, or 2014 Annual Report on Form 10-K. References to “Avago,” "the Company," “we,” “our” and “us” are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Quarterly Report on Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations, including merger, acquisition and divestiture and related activities; statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property, or IP, rights; and the effects of seasonality on our results of operations. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. For example, there can be no assurance that our product sales efforts, revenues or expenses will meet any expectations or follow any trend(s), that our ability to compete effectively will be successful or yield anticipated results, or that we will realize the expected benefits of our acquisitions of LSI Corporation, or LSI, and PLX Technology, Inc., or PLX, our pending acquisition of Emulex Corporation, or Emulex, or dispositions we may make. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in this Quarterly Report on Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
We are a leading designer, developer and global supplier of a broad range of semiconductor devices with a focus on analog III-V based products and complex digital and mixed signal complementary metal oxide semiconductor based devices. We have a history of innovation and offer thousands of products that are used in end products, such as smartphones, hard disk drives, or HDDs, computer servers, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, and factory automation and industrial equipment. We have four reportable segments: wireless communications, enterprise storage, wired infrastructure and industrial & other, which align with our principal target markets. We differentiate ourselves through our high performance design and integration capabilities and focus on developing products for target markets where we believe we can earn attractive margins.
The percentage of total net revenue generated by sales in each of our segments varies from fiscal quarter to quarter, due largely to fluctuations in end-market demand. During the first quarter of fiscal year 2015, our net revenue increased significantly compared to the first quarter of fiscal year 2014, mainly due to revenue contribution from the enterprise storage segment, which we acquired in the LSI acquisition. Net revenue from each of our three other segments also increased during this period compared to the first quarter of fiscal year 2014, mainly due to content and unit growth in the wireless communications segment, and due to revenue contribution from the acquired LSI business in the wired infrastructure segment.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During the fiscal quarter ended February 1, 2015, Foxconn Technology Group companies, or Foxconn, accounted for 27% of our net revenue. During the fiscal quarter ended February 2, 2014, Foxconn accounted for 25% of our net revenue.
Our top 10 direct customers collectively account for an increasing portion of our total net revenue. For the fiscal quarter ended February 1, 2015, our top 10 direct customers, which included three distributors, collectively accounted for 62% of our net revenue. We believe our aggregate sales to Apple Inc., when our direct sales to it are combined with indirect sales to the contract manufacturers that it utilizes, accounted for more than 10% of our net revenues for the fiscal quarter ended February 1, 2015.
From time to time, some of our key customers, particularly in our wireless communications and enterprise storage segments, place large orders or delay orders, respectively, causing our quarterly net revenue to fluctuate significantly. We expect that these fluctuations will continue and that they may be exaggerated by the launches of, and seasonal variations in sales of, consumer products such as mobile handsets and HDDs, as well as changes in the overall economic environment.
Acquisition and Divestiture
Pending Acquisition of Emulex Corporation
On February 25, 2015, we entered into a definitive agreement with Emulex, under which we will acquire Emulex, a publicly traded company and a leader in network connectivity, monitoring and management, in an all-cash transaction valued at approximately $606 million. Under the terms of the agreement, a subsidiary of Avago will commence a tender offer for all the outstanding shares of Emulex common stock for $8.00 per share in cash. We currently expect this transaction to close in the second half of fiscal year 2015.
Sale of the LSI Axxia Networking Business
On November 18, 2014, we completed the sale of the LSI Axxia Networking Business and related assets, or the Axxia Business, to Intel Corporation for $650 million in cash. The results of the Axxia Business were included in discontinued operations.
Restructuring
During fiscal year 2014, we initiated a series of planned restructuring activities in connection with the LSI and PLX acquisitions and also to improve overall operational efficiency and effectiveness. Restructuring charges related to these actions are discussed below in "Results of Operations."
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
There were no significant changes in our critical accounting policies during the fiscal quarter ended February 1, 2015 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Annual Report on Form 10-K.

Results of Operations
Fiscal Quarter Ended February 1, 2015 Compared to Fiscal Quarter Ended February 2, 2014
The following tables set forth our results of operations for the fiscal quarters ended February 1, 2015 and February 2, 2014.

	Fiscal Quarter Ended
	February 1, 2015	February 2, 2014	February 1, 2015	February 2, 2014
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$1,635	$709	100%	100%
Cost of products sold:
Cost of products sold	694	347	42	49
Amortization of intangible assets	113	18	7	2
Restructuring charges	2	5	—	1
Total cost of products sold	809	370	49	52
Gross margin	826	339	51	48
Research and development	235	107	14	15
Selling, general and administrative	117	74	7	10
Amortization of intangible assets	59	7	4	1
Restructuring charges	14	12	1	2
Total operating expenses	425	200	26	28
Operating income	401	139	25	20
Interest expense	(54)	—	(3)	—
Other income, net	4	—	—	—
Income from continuing operations before income taxes	351	139	22	20
Provision for income taxes	13	5	1	1
Income from continuing operations	338	134	21	19
Income from discontinued operations, net of income taxes	13	—	1	—
Net income	$351	$134	22%	19%
Net revenue. Net revenue was $1,635 million for the fiscal quarter ended February 1, 2015 compared to $709 million for the fiscal quarter ended February 2, 2014, an increase of $926 million, or 131%. This increase was primarily due to revenue from the acquired LSI businesses, which included $486 million from our enterprise storage segment, as well as an increase of $315 million in net revenue due to continued strong growth in our wireless communications segment. Net revenue for the fiscal quarters ended February 1, 2015 and February 2, 2014 also included $52 million and $29 million, respectively, of revenue from development arrangements and sales and licensing of IP.
Gross margin. Gross margin was $826 million for the fiscal quarter ended February 1, 2015 compared to $339 million for the fiscal quarter ended February 2, 2014, an increase of $487 million. As a percentage of net revenue, gross margin was 51% and 48% for the fiscal quarters ended February 1, 2015 and February 2, 2014, respectively. The increase in gross margin dollars and percentage of revenue was due primarily to gross margin contributions from our enterprise storage segment, which we acquired in the LSI acquisition, an increase in net revenue from, and improved product mix in, our wireless communications segment, as well as an increase in net revenue from development arrangements and sales and licensing of IP, partially offset by a large increase in amortization of intangible assets related to the LSI and PLX acquisitions.
Research and development. Research and development expense increased $128 million, or 120%, for the fiscal quarter ended February 1, 2015 compared to the fiscal quarter ended February 2, 2014. As a percentage of net revenue, research and development expense remained relatively flat at 14% in the fiscal quarter ended February 1, 2015 compared to 15% in the corresponding prior fiscal year period. The increase in research and development expense dollars was primarily due to the LSI acquisition.
Selling, general and administrative. Selling, general and administrative expense increased $43 million, or 58%, for the fiscal quarter ended February 1, 2015 compared to the fiscal quarter ended February 2, 2014. As a percentage of net revenue, selling, general and administrative expense decreased to 7% for the fiscal quarter ended February 1, 2015 compared to 10% for the fiscal quarter ended February 2, 2014. The increase in selling, general and administrative expense dollars was primarily due to the LSI acquisition. The decrease in selling, general and administrative expense as a percentage of net revenue was due to revenue increases proportionally outpacing growth in selling, general and administrative expense in the quarter.
Amortization of intangible assets. Total amortization of intangible assets was $172 million and $25 million for the fiscal quarters ended February 1, 2015 and February 2, 2014, respectively. The increase in amortization expense was primarily attributable to an increase in amortizable intangible assets from the LSI and PLX acquisitions.
Restructuring charges. Restructuring charges for the fiscal quarter ended February 1, 2015 were $16 million, recognized primarily in operating expenses. These restructuring charges were due primarily to employee termination costs resulting from the LSI acquisition. Restructuring charges were $17 million for the fiscal quarter ended February 2, 2014, recognized primarily in operating expenses. We expect to incur additional restructuring charges in future periods as a result of further integration and alignment of the completed LSI and PLX acquisitions.
Interest expense. Interest expense was $54 million for the fiscal quarter ended February 1, 2015, which represents interest on our $4.6 billion in outstanding term loans, or Term Loans, as at February 1, 2015 borrowed under a senior secured credit agreement with a syndicate of financial institutions, or the 2014 Credit Agreement, and the $1 billion principal amount of our 2.0% Convertible Senior Notes due 2021, or the Convertible Notes, as well as fees related to our senior secured, revolving credit facility in a principal amount of up to $500 million, or the 2014 Revolving Credit Facility, together with the amortization of related debt issuance costs and accretion of the debt discount on the Convertible Notes.
Other income, net. Other income, net includes realized and unrealized gains (losses) on trading securities and investment funds, interest income, gains (losses) on foreign currency remeasurement and other miscellaneous items.
Provision for income taxes. For the fiscal quarter ended February 1, 2015, we recorded an income tax provision of $13 million compared to an income tax provision of $5 million for the fiscal quarter ended February 2, 2014. The increase of income tax provision was largely due to the increase in profit before tax.
The income tax provision for the fiscal quarters ended February 1, 2015 and February 2, 2014 included tax benefits of $5 million and $4 million, respectively, from the recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods. The income tax provision for the fiscal quarter ended February 1, 2015 also included a discrete benefit of $15 million from the retroactive reinstatement in the quarter of the U.S. Federal Research and Development tax credit from January 1, 2014 to December 31, 2014, with the enactment of the Tax Increase Prevention Act of 2014.
Segment Results
Net revenue and operating income by segment were as follows (in millions, except percentages):

	Fiscal Quarter Ended
% of Net Revenue	February 1, 2015	February 2, 2014
Wireless communications	41%	49%
Enterprise storage	30	—
Wired infrastructure	21	32
Industrial & other	8	19
Total net revenue	100%	100%

	Fiscal Quarter Ended
Net Revenue	February 1, 2015	February 2, 2014	Change
Wireless communications	$664	$349	$315	90%
Enterprise storage	486	—	486	*
Wired infrastructure	347	228	119	52%
Industrial & other	138	132	6	5%
Total net revenue	$1,635	$709	$926
* Prior to the closing of the LSI acquisition on May 6, 2014, we had no revenue from this segment. Therefore, reporting a change as a percentage of net revenue for this segment is not meaningful.

	Fiscal Quarter Ended
Operating income	February 1, 2015	February 2, 2014	Change
Wireless communications	$322	$106	$216
Enterprise storage	186	—	186
Wired infrastructure	95	57	38
Industrial & other	56	61	(5)
Unallocated expenses	(258)	(85)	(173)
Total operating income	$401	$139	$262
Wireless Communications. Net revenue from our wireless communications segment increased by $315 million, or 90%, in the fiscal quarter ended February 1, 2015 compared with the corresponding prior fiscal year period, primarily due to a substantial increase in our radio frequency product content in smartphones and an increase in unit sales of smartphones containing our products, including strong demand from Chinese long-term evolution, or LTE, smartphone original equipment manufacturers, or OEMs. As a result of stronger than expected demand in this segment, we have been and expect to remain capacity constrained with respect to our film bulk acoustic resonator, or FBAR, products for the remainder of fiscal year 2015.
Operating income from our wireless communications segment was 48% of segment revenue in the fiscal quarter ended February 1, 2015, compared to 30% of segment revenue in the corresponding prior fiscal year period, primarily due to higher revenue, with favorable product mix, and proportionately lower manufacturing costs due to improved fabrication utilization, as well as stable research and development expense.
Enterprise Storage. Our enterprise storage segment resulted from our acquisition of LSI in May 2014. Net revenue from our enterprise storage segment in the fiscal quarter ended February 1, 2015 reflected seasonal strength in HDD demand. Operating income from our enterprise storage segment was 38% of segment revenue in the fiscal quarter ended February 1, 2015.
Wired Infrastructure. Net revenue from our wired infrastructure segment increased by $119 million, or 52%, in the fiscal quarter ended February 1, 2015 compared with the corresponding prior fiscal year period. The increase was primarily due to revenue contribution from the application specific integrated circuits, or ASIC, products from the acquired LSI business. Operating income from our wired infrastructure segment remained relatively flat at 27% of segment revenue in the fiscal quarter ended February 1, 2015, compared to 25% of segment revenue in the corresponding prior fiscal year period.
Industrial & Other. Net revenue from our industrial & other segment increased by $6 million, or 5%, in the fiscal quarter ended February 1, 2015 compared with the corresponding prior fiscal year period. Operating income from our industrial & other segment was 41% of segment revenue in the fiscal quarter ended February 1, 2015, compared to 46% of segment revenue in the corresponding prior fiscal year period, primarily due to expenses associated with IP licensing activities acquired from LSI, which proportionally outpaced the related revenue in the fiscal quarter ended February 1, 2015.
Unallocated Expenses. Unallocated expenses included amortization of intangible assets, primarily due to our acquisitions, share-based compensation expense, restructuring charges, acquisition-related costs, and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 204% in the fiscal quarter ended February 1, 2015 compared with the corresponding prior fiscal year period. The increase was primarily due to higher operating expenses related to increases in amortization of intangible assets in connection with our acquisitions of LSI and PLX. Additionally, share-based compensation expense increased in the fiscal quarter ended February 1, 2015 compared with the corresponding prior fiscal year period, due to annual focal employee equity awards at higher grant-date fair values and grants assumed and made to employees hired in the acquisitions.
Seasonality
Our net revenue in the second half of the fiscal year has typically been higher than our net revenue in the first half of the fiscal year, primarily due to seasonality in our wireless communications segment. This segment has historically experienced seasonality due to calendar year-end holiday increases in sales of mobile handsets manufactured by our OEM customers. However, from time to time, some of our key customers, particularly in our wireless communications and enterprise storage segments, place or delay large orders, often in connection with their expected new product launches, which cause our quarterly net revenues to fluctuate significantly. These fluctuations, combined with other factors, such as changes in the overall economic environment, have increasingly overshadowed typical seasonal effects in recent periods.

Liquidity and Capital Resources
Our primary sources of liquidity as of February 1, 2015 consisted of: (1) approximately $2,569 million in cash and cash equivalents, (2) cash we expect to generate from operations, (3) our $500 million 2014 Revolving Credit Facility, which is committed until May 6, 2019, all of which was available to be drawn as of February 1, 2015 and (4) the ability to increase the aggregate term loans and revolving credit commitments capacity to $6.7 billion under the 2014 Credit Agreement.
Our short-term and long-term liquidity requirements primarily arise from: (i) interest, principal and commitment fee payments related to borrowings incurred to fund the acquisition of LSI, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) business acquisitions, such as our recently announced, pending acquisition of Emulex, and investments we may make from time to time, (v) quarterly cash dividend payments (if and when declared by our board of directors, or the Board) and (vi) funding employee benefit plan obligations. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
Dividends
On March 4, 2015, the Board declared a quarterly interim cash dividend on the Company’s ordinary shares of $0.38 per share, payable on March 31, 2015 to shareholders of record on March 20, 2015.
Partial Prepayment of Term Loans
In March 2015, we elected to make $593 million of principal prepayments under our outstanding Term Loans in the second quarter of fiscal year 2015.
Summary
Our cash and cash equivalents increased by $965 million to $2,569 million at February 1, 2015 from $1,604 million at November 2, 2014. The increase was largely due to $650 million of proceeds from the sale of the Axxia Business, $481 million in cash provided by operating activities and $51 million from the issuance of ordinary shares upon exercises of options, partially offset by $162 million for capital expenditures and $89 million in dividends to our shareholders.
We believe that our cash and cash equivalents on hand and cash flows from operations, combined with current borrowing availability under the accordion feature in our 2014 Credit Agreement and 2014 Revolving Credit Facility, provide sufficient liquidity to fund our current obligations, including the current portions of our long-term debt and interest due, the tender or conversion of our outstanding Convertible Notes and interest due for settlement in cash, our annual cash contributions to fund pension and retirement plan obligations, projected working capital requirements, capital expenditures, including our recently announced, pending acquisition of Emulex, quarterly cash dividends (if and when declared by our Board) and any share repurchases (if and when authorized by our Board) we may choose to make for at least the next 12 months. We believe that, after giving effect to the pending acquisition of Emulex, we will have sufficient cash on hand to operate our business and satisfy our current obligations.
We anticipate that our capital expenditures for fiscal year 2015 will be higher than fiscal year 2014, due primarily to continued spending related to ongoing capacity expansion in our Fort Collins internal fabrication facility, as well as spending on equipment to support various research and development projects and expenditures related to our San Jose, California campus rationalization.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines, such as our recently announced, pending acquisition of Emulex. Any such transaction could require significant use of our cash and cash equivalents, or require us to borrow under our 2014 Credit Agreement to fund the transaction. We could also reduce certain expenditures such as payment of our quarterly cash dividend. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances we may also seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including under our 2014 Credit Agreement and related 2014 Revolving Credit Facility and the outstanding Convertible Notes, will depend on our ability to generate cash in the future.
We may also elect to sell additional debt or equity securities, increase the aggregate term loans and revolving credit commitments capacity to $6.7 billion under the 2014 Credit Agreement, pursuant to its terms or increase our current 2014 Revolving Credit Facility for reasons other than those specified above.

Cash Flows for the Fiscal Quarters Ended February 1, 2015 and February 2, 2014
Our cash flows for the fiscal quarters ended February 1, 2015 and February 2, 2014 were as follows (in millions):

	Fiscal Quarter Ended
	February 1, 2015	February 2, 2014
Net cash provided by operating activities	$481	$229
Net cash provided by (used in) investing activities	514	(52)
Net cash used in financing activities	(30)	(50)
Net increase in cash and cash equivalents	$965	$127
  Operating Activities
Net cash provided by operating activities during the fiscal quarter ended February 1, 2015 was $481 million. The net cash provided by operating activities was principally due to net income of $351 million, which included non-cash charges of $274 million that were partially offset by changes in operating assets and liabilities of $144 million. The non-cash charges of $274 million included $226 million for depreciation and amortization and $49 million of share-based compensation.
Trade accounts receivable decreased to $718 million at February 1, 2015 from $782 million at November 2, 2014. The number of days sales outstanding decreased to 40 days at February 1, 2015 from 45 days at November 2, 2014 due to the linearity of revenue and timing of collections.
Inventory decreased to $500 million at February 1, 2015 from $519 million at November 2, 2014. The number of days of inventory on hand decreased to 66 days at February 1, 2015 compared to 69 days at November 2, 2014, due primarily to consumption of inventory built in the prior quarter in anticipation of continued strength in our wireless communications segment in the first quarter of fiscal year 2015.
Other current assets increased to $307 million at February 1, 2015 from $302 million at November 2, 2014, primarily due to an increase in other current receivables, partially offset by a decrease in prepaid expenses.
Other long-term assets increased to $289 million at February 1, 2015 from $285 million at November 2, 2014 primarily due to an increase in long-term deferred tax assets, partially offset by a decrease in IP-related receivables.
Accounts payable decreased to $452 million at February 1, 2015 from $515 million at November 2, 2014 due to the timing of disbursements.
Employee compensation and benefits accruals decreased to $132 million at February 1, 2015 from $219 million at November 2, 2014, primarily due to payments made under our annual employee cash bonus plans related to our fiscal year 2014 performance.
Other current liabilities decreased to $215 million at February 1, 2015 from $236 million at November 2, 2014, due primarily to a reduction in accrued income taxes payable, partially offset by increases in deferred revenue and accrued interest on our debt.
Long-term pension and post-retirement benefit obligations decreased to $496 million at February 1, 2015 from $506 million at November 2, 2014, primarily due to contributions to certain of our pension plans and net periodic benefit income.
Other long-term liabilities increased to $274 million at February 1, 2015 from $263 million at November 2, 2014, primarily due to an increase in estimated tax liabilities related to uncertain tax positions.
Net cash provided by operating activities during the fiscal quarter ended February 2, 2014 was $229 million. The net cash provided by operating activities was principally due to net income of $134 million, which included non-cash charges of $79 million, and changes in operating assets and liabilities of $16 million. The non-cash charges of $79 million included $57 million for depreciation and amortization and $24 million of share-based compensation.
Accounts receivable decreased to $323 million at February 2, 2014 from $418 million at the end of fiscal year 2013. The number of days sales outstanding decreased to 42 days at February 2, 2014 from 52 days at November 3, 2013 due to the linearity of revenue during the quarter and timing of collections.
Inventory slightly increased to $286 million at February 2, 2014 from $285 million at the end of fiscal year 2013. The number of days of inventory on hand increased to 75 days at February 2, 2014 compared to 69 days at November 3, 2013, due primarily to the lower costs of products sold associated with lower revenue and significant lifetime purchases of certain wafers and other materials in the fiscal quarter ended February 2, 2014. Of the 75 days and 69 days of inventory on hand as at February 2, 2014 and November 3, 2013, respectively, 11 days and 9 days, respectively, were attributable to these lifetime purchases.
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
Current liabilities decreased to $364 million at February 2, 2014 from $423 million at the end of fiscal year 2013, primarily due to decreases in employee compensation and benefits accruals and accounts payable. Employee compensation and benefits accruals decreased to $59 million at February 2, 2014 compared to $98 million at the end of fiscal year 2013 primarily due to payments made under our employee cash bonus plan related to our fiscal year 2013 performance. Accounts payable decreased to $257 million at February 2, 2014 from $278 million at the end of fiscal year 2013 mainly due to the timing of disbursements. Other current liabilities increased slightly to $47 million at February 2, 2014 from $46 million at the end of fiscal year 2013 due to a $13 million increase in accrued restructuring charges, partially offset by a $7 million decrease in various accrued current liabilities and a $4 million decrease in deferred revenue.
Other long-term liabilities increased to $115 million at February 2, 2014 from $105 million at the end of fiscal year 2013, primarily due to a $17 million increase in long-term deferred tax liabilities. This increase was partially offset by a $7 million decrease in long-term pension liabilities resulting from an amendment to our U.S. post-retirement medical benefit plan.
Investing Activities
Net cash provided by investing activities for the fiscal quarter ended February 1, 2015 was $514 million, primarily due to $650 million of proceeds from the sale of the Axxia Business, partially offset by $162 million in purchases of property, plant and equipment in connection with the continued expansion of our manufacturing facility in Fort Collins, Colorado.
Net cash used in investing activities for the fiscal quarter ended February 2, 2014 was $52 million, attributable to the purchases of property, plant and equipment in connection with the continued expansion of our manufacturing facility in Fort Collins, Colorado.
  Financing Activities
Net cash used in financing activities for the fiscal quarter ended February 1, 2015 was $30 million. The net cash used in financing activities was principally due to $89 million in payments of cash dividends to shareholders and $12 million of debt repayments. These payments were partially offset by $51 million in net proceeds from the exercise of share options and an excess tax benefit of $20 million.
Net cash used in financing activities for the fiscal quarter ended February 2, 2014 was $50 million. The net cash used in financing activities was principally due to $62 million in payments of cash dividends to shareholders and the payment of $12 million to repurchase and cancel 0.3 million of our ordinary shares under our 2013 share repurchase program. These payments were partially offset by $19 million in net proceeds from the exercise of share options, an excess tax benefit of $3 million and proceeds from research and development grants of $2 million.
Indebtedness
Term Loans and Revolving Credit Facility
In connection with the acquisition of LSI on May 6, 2014, Avago Technologies Finance Pte. Ltd and certain subsidiaries of the Company entered into the 2014 Credit Agreement. The 2014 Credit Agreement provides for Term Loans of $4.6 billion and the 2014 Revolving Credit Facility, in an aggregate principal amount of up to $500 million, swingline loans of up to $75 million and the issuance of letters of credit of up to $100 million, both of which reduce the amount that may be borrowed under the 2014 Revolving Credit Facility. The Term Loans have a term of seven years and the 2014 Revolving Credit Facility has a term of five years.
Loans under the 2014 Credit Agreement will bear interest at a rate per annum equal to, at our option:
(i)  the greatest of (a) the rate of interest per annum publicly announced from time-to-time by Deutsche Bank AG New York Branch as its prime rate in effect at its principal office in New York City, (b) the Federal Funds Effective Rate (as defined in the 2014 Credit Agreement) in effect on the relevant day plus 1/2 of 1% per annum, (c) the Adjusted LIBO Rate (as defined in the 2014 Credit Agreement) on the relevant day for a deposit in dollars with a maturity of one month plus 1% per annum and (d), with respect to the Term Loans, 1.75%; or
(ii)  the interest rate per annum equal to the greater of (a) the LIBO Rate for such Interest Period (as defined in the 2014 Credit Agreement) multiplied by the Statutory Reserve Rate (as defined in the 2014 Credit Agreement) and (b), with respect to the Term Loans, 0.75% per annum.

As of February 1, 2015, we had $4.6 billion in Term Loans outstanding with an effective interest rate of 4.15%. As of February 1, 2015, there were no borrowings outstanding under the 2014 Revolving Credit Facility and there were no significant outstanding letters of credit. We were in compliance with the covenants described therein as of February 1, 2015.
Convertible Senior Notes
In connection with the acquisition of LSI on May 6, 2014, the Company completed the private placement of $1 billion in aggregate principal amount of the Convertible Notes to two entities affiliated with Silver Lake Partners, or the Purchasers. The Convertible Notes are the Company’s unsecured senior obligations. The Convertible Notes will pay interest semi-annually at a rate of 2.0% per year, payable in arrears on May 1 and November 1 of each year and will mature on August 15, 2021, unless repurchased, redeemed or converted in accordance with their terms prior to such date.
Subject to any limitations set forth in the indenture relating to the Convertible Notes, or the Indenture, the Convertible Notes are convertible at any time until the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, the Convertible Notes may be settled in the Company's ordinary shares, cash or a combination of cash and ordinary shares, at the Company’s option. The Convertible Notes were convertible at an initial conversion rate of 20.8160 ordinary shares per $1,000 principal amount of the Convertible Notes, which was equivalent to an initial conversion price of approximately $48.04 per ordinary share. The conversion rate is subject to adjustment under the terms of the Convertible Notes, including as a result of cash dividends on the Company's ordinary shares in excess of $0.27 per share. Prior to May 6, 2019, the Company may not redeem the Convertible Notes. Beginning May 6, 2019, the Company may, at its option, redeem the Convertible Notes, in whole or in part if the closing sale price of the ordinary shares for 20 or more trading days in the period of 30 consecutive trading days ending on the trading day immediately prior to the date on which the Company provides notice of such redemption exceeds 150% of the applicable conversion price in effect on each such trading day, at a redemption price equal to 100% of the principal amount of Convertible Notes being redeemed, together with accrued and unpaid interest to, but not including, the redemption date.
Holders of the Convertible Notes will have the right to require the Company to repurchase all or some of their Convertible Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change. In addition, upon the occurrence of a make-whole fundamental change, the Company may be required to increase the conversion rate for the Convertible Notes converted in connection with such a make-whole fundamental change.
In connection with the sale of the Convertible Notes, the Company entered into a registration rights agreement, dated as of May 6, 2014, with the Purchasers providing for customary resale registration rights with respect to the Convertible Notes and the ordinary shares issuable upon conversion of the Convertible Notes, if any.
During the fiscal quarter ended February 1, 2015, the quarterly dividend paid on our ordinary shares exceeded the dividend threshold for conversion price adjustment. As a result, the conversion rate was adjusted to 20.8505 ordinary shares per $1,000 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $47.96 per ordinary share.
As of February 1, 2015, $1 billion in Convertible Notes were outstanding. At February 1, 2015, we were in compliance with the covenants described in the Indenture.
Contractual Commitments
See Note 10. "Commitments and Contingencies" to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.
There were no other material changes to our contractual commitments as of February 1, 2015 from those disclosed in our 2014 Annual Report on Form 10-K other than those updated in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at February 1, 2015 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act .
Indemnifications
See Note 10. "Commitments and Contingencies" to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2014 Annual Report on Form 10-K other than those noted below.
 Interest Rate Risk
At February 1, 2015, we had $4.6 billion of Term Loans outstanding under our 2014 Credit Agreement, with an applicable interest rate that is based on a floating rate index. A 1.0% increase in the applicable interest rate would increase the interest expense for the next 12 months on our outstanding Term Loans by $46 million.
As of February 1, 2015, we had $1 billion in aggregate principal amount of the Convertible Notes. The Convertible Notes may be settled in our ordinary shares, cash or a combination of cash and ordinary shares, at our option. We do not have economic interest rate exposure related to the Convertible Notes, as they have a fixed annual interest rate of 2.0%. We do, however, have interest rate risk because the fair value of our Convertible Notes will generally increase when interest rates fall and decrease when interest rates rise. Additionally, the fair value of our Convertible Notes may be impacted by the price of our common stock. See Note 5. "Borrowings" under Item 1 for additional information on the Convertible Notes.
Foreign Currency Derivative Instruments
We enter into foreign exchange forward contracts to hedge a portion of our exposures to changes in currency exchange rates as a result of our global operating and financing activities. Gains and losses from foreign currency transactions, as well as derivative instruments, were not significant for any period presented in the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial condition and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of February 1, 2015, we do not believe that we have any material direct or indirect exposure to the European financial markets.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of February 1, 2015. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of February 1, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On March 7, 2014, the parties to the Delaware Action reached an agreement in principle to settle the Delaware Action on a class wide basis, and negotiated a stipulation of settlement that was presented to the Delaware Court of Chancery on March 10, 2014. On March 12, 2014, the parties to the California Actions entered into a stipulation staying the California Actions pending resolution of the Delaware Action. On May 16, 2014, the plaintiffs in the Delaware Action filed a motion for final approval of the proposed settlement and award of attorneys’ fees and expenses with the Delaware Court of Chancery. On June 10, 2014, the Delaware court approved the settlement, including the payment of $2 million to counsel for the stockholders, entered final judgment and dismissed the case, or the Order and Final Judgment. On July 10, 2014, a class member of the Delaware Action filed a notice of appeal from the Order and Final Judgment. On February 5, 2015, the appeal was dismissed with prejudice.
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
On October 31, 2014, lead plaintiffs filed a consolidated amended complaint. This complaint alleges, among other things, that PLX’s directors breached their fiduciary duties to PLX’s stockholders by seeking to sell PLX for an inadequate price, pursuant to an unfair process, and by agreeing to preclusive deal protections in the merger agreement. Plaintiffs also allege that Potomac Capital Partners II, L.P., Deutsche Bank Securities, Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and the acquisition subsidiary aided and abetted the alleged fiduciary breaches. Plaintiffs also allege that PLX’s 14D-9 recommendation statement contained false and misleading statements and/or omitted material information necessary to inform the shareholder vote. The complaint seeks, among other things, monetary damages and attorneys’ fees and costs. On November 26, 2014, defendants filed motions to dismiss the complaint for failure to state a claim as a matter of law.  The motions will be fully briefed on March 13, 2015.
The Delaware class litigation is on-going.
For a discussion of legal proceedings, please refer to Part I, Item 1. Financial Statements—Note 10. Commitments and Contingencies of this Quarterly Report on Form 10-Q. For an additional discussion of certain risks associated with legal proceedings, please see Item 1A. Risk Factors immediately below.
Item 1A. Risk Factors
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our ordinary shares. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our 2014 Annual Report on Form 10-K . The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements.

Risks Related to Our Business
The acquisition of LSI and the integration of its business, operations and employees with our own involves risks and the failure to integrate successfully in the expected time frame may adversely affect our future results.
Our acquisition of LSI, on May 6, 2014, is our largest acquisition to date, by a significant margin. Any failure to successfully integrate the business, operations and employees of LSI, or to otherwise realize the anticipated benefits of the acquisition, could harm our results of operations. Our ability to realize these benefits will depend on the timely integration and consolidation of organizations, operations, facilities, procedures, policies and technologies, and the harmonization of differences in the business cultures between the two companies and their personnel. Integration of the LSI business will be complex and time-consuming, will involve additional expense and could disrupt our business and divert management's attention from ongoing business concerns. The challenges involved in integrating LSI include:

•	preserving customer, supplier and other important relationships of both LSI and Avago;

•	improving LSI's operating margins;

•	coordinating and integrating operations in India, a country in which Avago has not previously operated, and in China;

•	integrating financial forecasting and controls, procedures and reporting cycles;

•	combining and integrating information technology, or IT, systems, including the migration of LSI's data and reporting onto our enterprise resource planning system; and

•	integrating employees and related HR systems and benefits, maintaining employee morale and retaining key employees.
As a result of the acquisition of LSI, we are implementing certain cost reduction activities, including the elimination of a substantial number of positions from our combined workforce across all business and functional areas, on a global basis, over approximately the remainder of our fiscal year 2015. During this time we will be dependent on the services of a number of employees who are transitioning out of our workforce. We may be unable to successfully manage these employees in the performance of their transition activities.
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
The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a reasonably small number of direct customers, OEMs, or their contract manufacturers, and distributors for a majority of our business, revenue and results of operations, particularly in our wireless communications and enterprise storage segments. During the fiscal quarter ended February 1, 2015, direct sales to Foxconn accounted for 27% of our net revenue, and our top 10 customers, which included three distributors, collectively accounted for 62% of our net revenue. During fiscal year 2014, direct sales to Foxconn accounted for 20% of our net revenue and our top 10 customers, which included three distributors, collectively accounted for 57% of our net revenue. However, we also believe our aggregate sales to Apple, Inc., when our direct sales to it are combined with indirect sales to the contract manufacturers that it utilizes, accounted for more than 10% of our net revenues for the fiscal quarter ended February 1, 2015 and for fiscal year 2014. We expect to continue to experience significant customer concentration in future periods.
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
Failure to adjust our supply chain capacity due to changing market or other conditions or failure to accurately estimate our customers' demand could adversely affect our results of operations.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. Our results of operations could be harmed if we are unable to adjust our supply chain capacity to address market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate, or by other unanticipated events such as natural disasters. In addition, the sale of our products is dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the smartphone market is particularly volatile and is subject to seasonality related to the calendar year-end holiday selling season, making demand difficult to anticipate.
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
In order to secure components for the production of our products, we may enter into non-cancelable purchase commitments with vendors or make advance payments to suppliers, which could reduce our ability to adjust our inventory or expense levels to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for our products has decreased. Downturns in the semiconductor industry have in the past caused, and may in the future cause, our customers to reduce significantly the amount of products ordered from us. If demand for our products is less than we expect, we may experience excess and obsolete inventories and be forced to incur additional charges. Conversely, if OEMs order more of our products in any particular quarter than are ultimately required to satisfy end-customer demand, inventories at these OEMs may grow in such quarter, which could adversely affect our product revenues in a subsequent quarter as such OEMs would likely reduce future orders until their inventory levels realign with end-customer demand. In addition, because certain of our sales, research and development and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may decrease our gross margins and operating income. See "A prolonged disruption of our manufacturing facilities, research and development facilities or other significant operations, or those of our suppliers, could have a material adverse effect on our business, financial condition and results of operations" for additional risks associated with the disruption of our supply chain.
We are making substantial capital investments in our Fort Collins, Colorado manufacturing facility to increase our capacity, however this may be insufficient to meet demand. Conversely, if we overestimate demand, we may not realize the benefit we anticipate from these investments.
We are continuing to expand our Fort Collins facility to support anticipated growth in sales of our proprietary products, particularly for our wireless communications segment, and to leverage our fixed costs. Unanticipated delays in this expansion could result in significant additional costs, and could result in us being unable to timely satisfy customer demand for the products we plan to manufacture at the expanded facility. Even with this expansion, our manufacturing capacity may be insufficient to meet demand. We are currently on product allocation for a number of our wireless FBAR filter products, as we have been unable to bring capacity online quickly enough to meet stronger than anticipated demand. If we underestimate customer demand, or if insufficient manufacturing capacity is available at this facility to satisfy customers' demands, we could forgo revenue opportunities, potentially lose market share, damage our customer relationships and be subject to litigation and additional liabilities, all of which could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we overestimate customer demand we would experience excess capacity at this facility, which would result in increased fixed costs relative to the revenue we generate, which could adversely affect our results of operations.
Unless we and our suppliers continuously improve manufacturing efficiency and quality, our financial performance could be adversely affected.
Manufacturing semiconductors involves highly complex processes that require advanced equipment. We and our suppliers, as well as our competitors, continuously modify these processes in an effort to improve yields and product performance. Defects or other difficulties in the manufacturing process can reduce yields and increase costs. Our manufacturing efficiency will be an important factor in our future financial performance, and we may be unable to maintain or increase our manufacturing efficiency to the same extent as our competitors. For products for which we outsource manufacturing, our product yields and performance will be subject to the manufacturing efficiencies of our third-party suppliers.

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
A substantial portion of our revenue is generated from sales of products for use in mobile handsets, particularly our FBAR filter products, the market for which is growing and becoming increasingly competitive. During the fiscal quarter ended February 1, 2015, revenue from our wireless communications segment accounted for 41% of our net revenue. The mobile handset market is characterized by intense competition among an increasingly concentrated group of OEMs, rapidly evolving technology, including the shift to LTE and LTE-advanced standards, and changing consumer preferences. These factors result in the frequent introduction of new products, aggressive price competition, short product life cycles, and continually evolving mobile handset specifications. If we, our customers or mobile handset OEMs are unable to manage product transitions, our business and results of operations could be negatively affected. Our success in this market is dependent on the continued competitiveness of our FBAR filter products, and on the broad commercial acceptance of the mobile handsets into which our products are incorporated, as well as increasing the amount of our products in successive generations of those handsets. If the mobile handsets into which our products are designed do not achieve significant customer acceptance, our revenue will be adversely affected. Similarly, even though we may achieve design wins for a particular handset, we may not be designed into the next generation of a particular handset or new model of handset, which could result in a sharp decrease in our revenues.
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
In addition, as a result of our acquisition of LSI, we also derive a substantial portion of our revenues from products used in HDDs. The HDD industry has experienced consolidation over the last few years, resulting in fewer design opportunities and HDD programs, and a corresponding increase in the significance of winning or losing any one design or program. Additionally, we believe that end-customers may be purchasing tablet computers, which use flash memory rather than HDDs to store data, as a substitute for purchasing a notebook computer containing an HDD. We do not currently provide controllers for flash memory used in tablet computers and further increases in sales of tablet computers could adversely affect our HDD revenues. Our acquisition of LSI has also resulted in us deriving a larger portion of our revenue from ASICs that we design and manufacture, particularly those for datacenter and enterprise networking products, both of which are manufactured by an increasingly concentrated group of large OEMs.

We may pursue acquisitions, dispositions, investments and joint ventures, which could adversely affect our results of operations.
We may make acquisitions of, and investments in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities, such as our recent acquisitions of LSI and PLX, and our recently announced, pending acquisition of Emulex. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, that we will be able to consummate any such transactions, or that such transactions will be successful. In addition, our original estimates and assumptions used in assessing any acquisition that we make may be inaccurate and we may not realize the expected financial or strategic benefits of any such acquisition. From time to time, we may also divest portions of our business that are no longer strategically important or exit minority investments, such as our dispositions of the Flash and Axxia Businesses, which could materially affect our cash flows and results of operations for the period in which such events occur.
Acquisitions and dispositions involve risks and uncertainties. For example, the integration of acquired businesses may not be successful and could result in disruption to other parts of our business. In addition, any such integration may require that we incur significant restructuring charges, including as a result of streamlining, or divesting non-core portions of, acquired businesses. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of these integrations may be further complicated by such factors as the size of the business or entity acquired, geographic distances, lack of experience operating in the geographic markets or industry sectors of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management's attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business' technology, difficulties in entering markets in which we have no or limited direct prior experience, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our potential inability to achieve the growth prospects and synergies expected from any such acquisition. Even when an acquired business has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all material issues that might arise with respect to such acquired business.
Any acquisition may also cause us to assume liabilities and ongoing lawsuits, acquire goodwill and other non-amortizable intangible assets that will be subject to impairment testing and potential impairment charges, incur amortization expense related to certain intangible assets, increase our expenses and working capital requirements, and subject us to litigation, which would reduce our return on invested capital. In addition, if the businesses or product lines that we acquire have a different pricing or cost structure than we do, such acquisitions may adversely affect our profitability and reduce our overall margin. Failure to manage and successfully integrate the acquisitions we make, or to improve margins of the acquired businesses and products, could materially harm our business, operating results and margins. Any dispositions we may make may also result in ongoing obligations to us following any such divestiture, for example as a result of any transition services or indemnities we agree to provide to the purchaser in any such transaction, which may result in additional expenses and may adversely affect our financial condition and results of operations.
Any future acquisitions we make may also require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings and, in the case of equity or equity-linked financing, would be dilutive to our existing shareholders. We incurred a significant amount of debt in connection with our acquisition of LSI, which is secured by the substantial majority of our assets. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability of acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.

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
Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•
the timing of launches by our customers of new products, such as mobile handsets, in which our products are included and changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	customer concentration and the gain or loss of significant customers;

•	the timing of acquisitions of, or making and exiting investments in, other entities, businesses or technologies;

•	market acceptance of our products and our customers' products;

•	changes in our product mix or customer mix and their effect on our gross margin;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenues and royalty and other payments from IP sales and licensing arrangements;

•	our ability to successfully and timely integrate, and realize the benefits of, our acquisitions of LSI and PLX, pending acquisition of Emulex and any other significant acquisitions we may make;

•	new product announcements and introductions by us or our competitors;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	seasonality or cyclical fluctuations in our markets;

•	interest rate and currency fluctuations;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	IP disputes and associated litigation expenses;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.
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
Our business is dependent on us winning competitive bid selection processes, known as “design wins,” to develop semiconductors for use in our customers' products. These selection processes are typically lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that many of our products, and the end products into which our products are incorporated, often have very short life cycles. For example, mobile handset manufacturers regularly introduce new or upgraded handsets, often every nine to 15 months and sometimes more frequently, and will bid out the components for each new model, and often every upgrade of a particular model. Similarly, many of our data storage products also have limited lives before they are replaced by products using newer technology. Failure to obtain a particular design win sometimes prevents us from offering successive generations of a product. This can result in lost revenues and could weaken our position in future competitive selection processes.
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
Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. The actions of our competitors, particularly in the area of pricing, can have a substantial adverse impact on our revenues. During past industry downturns, competition in our target markets intensified as semiconductor manufacturers reduced prices to combat production overcapacity and high inventory levels. In industry downturns, manufacturers in financial difficulties or in bankruptcy may implement pricing structures designed to ensure short-term market share and near-term survival, rather than securing long-term viability.
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
Dependence on contract manufacturing and suppliers of critical components within our supply chain may adversely affect our ability to bring products to market, damage our reputation and adversely affect our results of operations.
We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and module assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication capacity, including single-sourcing for many components or products. Most of our products are designed to be manufactured in a specific process, typically at one particular fab or foundry, either our own or with a particular contract manufacturer. For example, Taiwan Semiconductor Manufacturing Company Limited supplies a substantial amount of the wafers we use in our products. We also use contract manufacturers for a significant majority of our assembly and test operations, including ASE Korea Inc. and Inari Technology SDN BHD.
The ability and willingness of our contract manufacturers, foundries and materials providers, or, collectively, our suppliers, to perform is largely outside of our control. If one or more of our suppliers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and to timely deliver products to our customers, and our reputation could suffer. Suppliers may extend lead times, limit supplies, increase prices or may discontinue parts due to capacity constraints, changes to manufacturing processes or other factors. We also depend on selected foundries to timely develop new, advanced manufacturing processes and we may be unable to deliver products to our customers if these new processes are not timely developed or we do not have sufficient access to them. For example, we have design wins based on manufacturing processes that are currently under development. If these processes are not developed on schedule, we may lose revenue opportunities and damage our relationships with our customers. Further, because of the limited competition among large foundries, it is possible that a particular foundry for products requiring these technologies will price their services at levels that have an adverse impact on our gross margins or make it unprofitable for us to offer these products. This limited competition among foundries may also make it more difficult for us to use a second foundry for a product when we believe that doing so would be advantageous.
Some components or parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. If one of our suppliers, particularly a single-source supplier, ceases to, or is unable to, manufacture such a component, or changes its manufacturing process, or if supply is otherwise constrained, we may need to source alternative parts, which may be difficult, expensive and take an extended period of time. We may also be forced to make a significant "lifetime" purchase of the affected component or part, in order to enable us to meet our customer demand, or to re-engineer a product. Significant lifetime purchases of such discontinued components could significantly increase our inventory and other expenses, such as insurance costs, and expose us to additional risks, such as the loss of, or damage to, products that may not subsequently be available to us from an alternative source. Such supply issues may also cause us to fail to timely meet customer demand. This could result in the payment of significant damages by us to our customers, and our net revenue could decline. In such events, our business, financial condition and results of operations would be adversely affected.
We review our supply chain on an ongoing basis and may seek to qualify second source manufacturers and suppliers for some components and products. However, only a limited number of foundries provide manufacturing services using the advanced technologies that we require. We may be unable to secure a second source or replacement foundry for some of our more advanced products. Qualifying such second sources, when available, may be a lengthy and potentially costly process and they may not produce as cost-effectively as our other suppliers, which would reduce our margins.
To the extent we rely on third-party contract manufacturing relationships, we face the following risks:

•
inability of our manufacturers to develop manufacturing methods appropriate for our products, manufacturers' unwillingness or inability to devote adequate capacity to produce our products, and unanticipated discontinuation of, or changes to, their relevant manufacturing processes;

•	inaccuracies in the forecasts of our product needs from our manufacturers;

•	product and manufacturing costs that are higher than anticipated;

•	reduced control over product reliability, quality, manufacturing yields and delivery schedules;

•	difficulties in obtaining insurance to fully cover all business interruption risk in respect of our suppliers;

•	more complicated supply chains; and

•	time, expense and uncertainty in identifying and qualifying additional or replacement manufacturers and suppliers.
Much of our outsourcing takes place in developing countries, and as a result may additionally be subject to geopolitical uncertainty. See “Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.”
We generally do not have any long-term supply contracts with our contract manufacturers or materials providers and may not be able to obtain the products or raw materials required for our business, which could have a material adverse effect on our business.
We purchase a significant portion of our semiconductor materials and finished goods from a few contract manufacturers and materials providers, some of which are single source suppliers. For the fiscal quarter ended February 1, 2015, we purchased 54% of the materials for our manufacturing processes from five materials providers. For fiscal year 2014, we purchased 53% of the materials for our manufacturing processes from six materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our contract manufacturers or materials providers. Our manufacturing processes rely on many materials, including silicon and GaAs and InP wafers, copper lead frames, precious metals, mold compound, ceramic packages and various chemicals and gases. From time to time, suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of components or raw materials at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
A prolonged disruption of our manufacturing facilities, research and development facilities or other significant operations, or those of our suppliers, could have a material adverse effect on our business, financial condition and results of operations.
Although we operate using a primarily outsourced manufacturing business model, we also rely on the manufacturing facilities we own, in particular our GaAs fabs in Fort Collins, Colorado and Singapore, and our InP fab in Breinigsville, Pennsylvania and InP back-end assembly facility in Matamoros, Mexico. We use these internal fabrication facilities for products utilizing our innovative materials and processes, to protect our IP, to develop the technology for manufacturing and to ensure supply of certain components. Many of our facilities, and those of our suppliers, are located in the Pacific Rim region, which has above average seismic activity and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, primarily China, India, Malaysia, Singapore, South Korea, Fort Collins, Colorado, San Jose, California, and Breinigsville and Allentown, Pennsylvania, with the expertise of the personnel at each such location tending to be focused on one or two specific areas.
A prolonged disruption at one or more of our production or research facilities for any reason, especially our Fort Collins, Singapore, Breinigsville and Matamoros facilities, or those of our suppliers, due to natural- or man-made disaster or other events outside of our control, such as widespread outbreaks of acute illness or the failure to maintain our labor force at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. Any such event would likely disrupt our operations, delay production, shipments and revenue, and could materially and adversely affect our business. In addition, even if we are able to promptly resume production of our affected products, if our customers cannot timely resume their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. Such events could also result in significant expenses to repair or replace our affected facilities, and in some instances could significantly curtail our research and development efforts in a particular product area or target market.
We are also in the process of relocating our U.S. corporate headquarters to the former LSI campus in San Jose, CA, which could require us to incur significant expenses and may cause disruptions to our operations.
We rely on our own internal IT systems and on third parties to provide corporate infrastructure services necessary for the operation of our business. Any failure of our IT systems or one or more of our vendors to provide necessary services could have a material adverse effect on our business.
We depend on various IT systems, including networks, applications, internal IT systems and personnel, and outsourced services. We rely on third-party vendors to provide critical corporate infrastructure services, including certain services related to accounting, billing, human resources, benefit plan administration, IT network development and network monitoring. The ability of these third-party vendors to successfully provide reliable, high quality services is subject to technical and operational uncertainties that are beyond our control. While we may be entitled to damages if our vendors fail to perform under their agreements with us, our agreements with these vendors limit the amount of damages we may receive. In addition, we do not know whether we will be able to collect on any award of damages or that any such damages would be sufficient to cover the actual costs we would incur as a result of any vendor's failure to perform under its agreement with us. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
Any failure of these internal or third-party systems and services to operate effectively could disrupt our operations and could have a material adverse effect on our business, financial condition and results of operations by harming our ability to accurately forecast sales demand, manage our supply chain and production facilities, fulfill customer orders, and report financial and management information on a timely and accurate basis.
Our gross margin is dependent on a number of factors, including our product mix, customer mix, commodity prices, non-product revenue, acquisitions we may make and level of capacity utilization.
Our gross margin is highly dependent on product mix, with proprietary products and products sold into our industrial & other segment typically providing higher gross margin than other products. A shift in sales mix away from our higher margin products could adversely affect our future gross margin percentages. In addition, OEMs are becoming increasingly price conscious when they design semiconductors from third-party suppliers into their products. This sensitivity, combined with large OEMs' purchasing power, can lead to intense price competition among competing suppliers, which may require us to decrease our prices in order to win a design with an OEM customer. This can, in turn, adversely affect our gross margin. Our gross margin may also be affected by fluctuations in commodity prices, either directly in the price of the raw materials we buy, or as a result of price increases passed on to us by our suppliers. We do not hedge our exposure to commodity prices, some of which (including gold and fuel prices) are very volatile, and sudden or prolonged increases in commodities prices may adversely affect our gross margin.
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
We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified IP activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2015 and 2025. Renewals and extensions of such tax incentives are in the discretion of the Singapore government, and we may not be able to extend these tax incentive arrangements after their expiration on similar terms or at all. We may also elect not to seek to renew or extend certain tax incentive arrangements. Absent these tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. In February 2010, the Malaysian government granted us a tax holiday on our qualifying Malaysian income, which is effective for 10 years beginning with our fiscal year 2009. The tax incentives that we have negotiated in Malaysia and other jurisdictions are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits. In such event, we could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements. For fiscal years 2014, 2013 and 2012, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes by approximately $99 million, $77 million and $81 million, respectively, and increase diluted net income per share by $0.37, $0.31 and $0.33, respectively.
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
Litigation or settlement of claims that our products or processes infringe or misappropriate these rights, regardless of their merit, are frequently costly and divert the efforts and attention of our management and technical personnel. In addition, many of our customer agreements, and in some cases our asset sale agreements, require us to indemnify our customers or purchasers for third-party IP infringement claims, which have required and may in the future require that we defend those claims, and might require that we pay damages in the case of adverse rulings. Claims of this sort could also harm our relationships with our customers and might deter future customers from doing business with us. We do not know whether we will prevail in such proceedings given the complex technical issues and inherent uncertainties in IP litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

•	cease the manufacture, use or sale of the infringing products, processes or technology and/or make changes to our processes or products;

•	pay substantial damages for past, present and future use of the infringing technology;

•	expend significant resources to develop non-infringing technology;

•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•	enter into cross-licenses with our competitors, which could weaken our overall IP portfolio and our ability to compete in particular product categories;

•	indemnify our customers or distributors;

•	pay substantial damages to our direct or end customers to discontinue use or replace infringing technology with non-infringing technology; or

•	relinquish IP rights associated with one or more of our patent claims, if such claims are held invalid or otherwise unenforceable.
Any of the foregoing results could have a material adverse effect on our business, financial condition and results of operations.
We utilize a significant amount of IP in our business. If we are unable or fail to protect our IP, our business could be adversely affected.
Our success depends in part upon protecting our IP. To accomplish this, we rely on a combination of IP rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, suppliers, employees and consultants. We may be required to spend significant resources to monitor and protect our IP rights, and even with significant expenditures we may not be able to protect our IP rights that are valuable to our business. We are unable to predict that:

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
We generate some of our revenue from licensing royalty payments and from technology claim settlements relating to certain IP we acquired from LSI. From time to time we pursue litigation to assert our IP rights, including, in some cases, against third parties with whom we have ongoing relationships, such as customers and suppliers. Conversely, third parties may pursue IP litigation against us, which may increase as a result of our IP licensing business. An adverse decision in such types of legal action could limit our ability to assert our IP rights and limit the value of our technology, including the loss of opportunities to sell or license our technology to others or to collect royalty payments based upon successful protection and assertion of our IP against others. In addition, such legal actions or adverse decisions could otherwise negatively impact our business, financial condition and results of operations.
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
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end-customers. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor either in arrears or in advance based on estimates. We recognize reserves for distributor rights related to these limited stock returns and price adjustments. We recognize revenues for sales to distributors upon delivery to the distributors, net of estimated provisions for these stock return and price adjustment programs. We have extended these programs to certain distributors in the United States, Asia and Europe and may extend them on a selective basis to some of our other distributors in these geographies. The reserves recognized for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates. These programs may require us to deploy a substantial amount of cash to fund them. As of February 1, 2015 and November 2, 2014, we had an aggregate of approximately $35 million and $34 million, respectively, on deposit with various distributors to fund these programs. The timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 20% and 25% of our net revenue for the fiscal quarter ended February 1, 2015 and fiscal year 2014, respectively.
If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-customers or if they decide to decrease their inventories for any reason, such as due to adverse global economic conditions or due to any downturn in technology spending, our sales to these distributors and our revenues may decline. We also face the risk that our distributors may purchase, or for other reasons accumulate, inventory levels of our products in any particular quarter in excess of future anticipated sales to end-customers. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end-customer demand, which would harm our business and could adversely affect our revenues in such subsequent periods. Our reserve estimates associated with products stocked by our distributors are based largely on reports that our distributors provide to us on a weekly or monthly basis. To date, we believe this resale and channel inventory data has been generally accurate. To the extent that this data is inaccurate or not received in a timely manner, we may not be able to make reserve estimates for future periods accurately or at all.
We do not always have a direct relationship with the end-customers of our products sold through distributors. As a result, our products may be used in or for applications for which they were not necessarily designed or tested, including, for example, medical devices, and they may not perform as anticipated in such applications. In such event, failure of even a small number of parts could result in significant liabilities to us, damage our reputation and harm our business and results of operations.

Our effective tax rates may be adversely affected by reorganization or restructuring of our businesses, jurisdictional revenue mix, changes in tax regulations or policy and the outcome of audits and examinations, which could materially, adversely affect financial results.
We are a Singapore-based multinational company subject to tax in various tax jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we are required to file tax returns.
Our provision for income taxes is subject to volatility and could be adversely affected by numerous factors including:

•	jurisdictional mix of our income and the resulting tax effects of differing tax rates in different countries;

•	changes in the allocation of income and expenses, including adjustments related to changes in our corporate structure, acquisitions or tax law;

•	tax effects of increases in non-deductible employee compensation;

•	changes in transfer pricing regulations;

•
changes in tax laws including, in the United States, changes to the taxation of earnings of non-U.S. subsidiaries, the deductibility of expenses attributable to non-U.S. income and non-U.S. tax credit rules;

•	changes in accounting rules or principles and in the valuation of deferred tax assets and liabilities;

•	outcomes of income tax audits; and

•	expiration or lapses of tax credits or incentives.
We have adopted transfer-pricing policies between our affiliated entities. Our policies call for the provision of services, the sale of products, and licenses from one affiliate to another at prices that we believe are negotiated on an arm’s length basis. Our taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm's length basis. Due to inconsistencies in application of the arm's length standard among taxing authorities, as well as lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, result in adjustments for prior or future tax years. As a result of these adjustments, we could become subject to higher taxes and our earnings and results of operations would be adversely affected in any period in which such determination is made.
Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Significant judgment is required to determine the recognition and measurement of tax liabilities prescribed in the relevant accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, which, if settled unfavorably, could adversely impact our provision for income taxes.
In addition, we are subject to, and are under, audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our recorded income tax provisions and accruals. The ultimate results of an audit could have a material adverse effect on our results of operations and cash flows in the period or periods for which that determination is made.
The enactment of legislation implementing changes in U.S. taxation of international business activities or the adoption of other international tax reform policies or principles could materially impact our financial position and results of operations.
Tax bills are introduced from time to time to reform U.S. taxation of international business activities. Depending on the final form of legislation enacted, if any, there may be significant consequences for us due to the large scale of our international business activities. If any of these proposals are enacted into legislation, or if other international, consensus-based tax policies and principles are amended or implemented, they could have material adverse consequences on the amount of tax we pay and thereby on our financial position and results of operations.
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
We sell our products throughout the world. In addition, as of February 1, 2015, approximately 54% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
In addition, our subsidiaries may require future equity-related financing, and any capital contributions to certain of our subsidiaries may require the approval of the relevant authorities in the jurisdiction in which the subsidiary is incorporated. For example, an initial or additional equity investment by foreign entities in local corporations may require approval from the investment commission or similar agency of the particular jurisdiction. Our failure to obtain the required approvals and our resulting inability to provide such equity-related financing or capital contributions could have an adverse effect on our business, financial condition and results of operations.
We may not realize the full benefits of our research and development grants.
We have accepted research and development grants, the receipt and amount of which are subject to our compliance with specified terms and conditions, both individually and in the aggregate. During the fiscal quarter ended February 1, 2015, we did not recognize any credits to research and development expense or any deferred credits for capital expenditures pursuant to these grants. During fiscal year 2014, we recognized credits of $3 million to research and development expense and $1 million as a deferred credit for capital expenditures pursuant to these grants. If we cannot or elect not to satisfy the terms and conditions of any of these grants, expenses incurred in respect of the relevant research and development projects will not be approved for reimbursement, we may be required to return amounts previously paid to us under the grants and further grants may not be available to us in the future. In the event we are unable to comply with the terms of any such grant, we may seek to amend the terms. However, any amendment, extension or renewal of such grants is in the discretion of the granting authority and we may not be able to effect any such change.
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
Our security systems are designed to maintain the physical security of our facilities and protect our customers', suppliers' and employees' confidential information, as well as our own proprietary information. However, we are also dependent on a number of third-party "cloud-based" and other service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access by third parties of our facilities, our information systems or the systems of our cloud-based or other service providers, or the existence of computer viruses or malware in our or their data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information, including information relating to our customers and personal information of our employees. For example, Anthem, Inc., which provides health insurance to many of our U.S. employees, was recently the subject of a data security breach in which the personal information of a large number of current and former insureds was taken. In addition, we have, from time to time, also been subject to unauthorized network intrusions and malware on our own IT networks. Any such theft or misuse of confidential, personal or proprietary information as a result of such activities could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our business, profitability and financial condition. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
We are required to assess our internal control over financial reporting on an annual basis and any adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies and ultimately have an adverse effect on our share price.
We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. Our evaluation of the effectiveness of our internal control over financial reporting as of November 2, 2014 did not include the internal controls of LSI, which we acquired in May 2014, and PLX, which we acquired in August 2014. Even though, as of November 2, 2014, we concluded that our internal control over financial reporting (excluding LSI and PLX) was effective, we need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as we grow our business or acquire other businesses, including LSI and PLX, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire, could harm our operating results or cause us to fail to meet our reporting obligations. For example, in March 2015, we migrated LSI's data and reporting onto our enterprise resource planning system. This conversion, if unsuccessful, may disrupt the accessibility or reliability of information necessary to provide timely, accurate information, which could cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.
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
As a result of the LSI acquisition, we assumed defined benefit pension plans under which we are obligated to make future contributions to fund benefits to participants. Most benefit accruals under the plans were frozen in 2009. The projected benefit obligations under these pension plans exceeded the value of the assets of those plans by approximately $440 million at the end of fiscal year 2014. We expect to have additional funding requirements with respect to the plans in future years and we may also choose to make additional, voluntary contributions to the plans. Depending on our cash position at the time, any such funding, or contributions to, our pension plans could impact our operating flexibility and financial position, including adversely affecting our cash flow for the quarter in which they are made.
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
As a result of our acquisition of LSI, we have a substantial amount of indebtedness outstanding, consisting of $4.6 billion in Term Loans, pursuant to the 2014 Credit Agreement, and $1 billion of our Convertible Notes. The 2014 Credit Agreement relating to the Term Loans also provides for our $500 million 2014 Revolving Credit Facility. The borrowers’ obligations under the 2014 Credit Agreement are guaranteed by a number of our subsidiaries and are secured, subject to certain exceptions, by all the assets of the borrowers, and each subsidiary guarantor. Subject to restrictions in the 2014 Credit Agreement, we may incur additional indebtedness.
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
The substantial majority of our debt will become due and payable at the end of its relevant seven-year term. In addition, if we were to experience a change of control, this would trigger an event of default under the 2014 Credit Agreement, which would permit the lenders to immediately declare the loans due and payable in whole or in part. In either such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
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
In addition, if on the last day of any test period, the 2014 Revolving Credit Facility is drawn by more than 30% (other than with respect to undrawn letters of credit in an amount of up to $25 million), the 2014 Credit Agreement requires us to meet a first lien leverage ratio test. Our ability to meet this financial covenant may be affected by events beyond our control, and we do not know whether we will be able to maintain this ratio.
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
The breach of any of these covenants or restrictions could result in a default under the Indenture governing our Convertible Notes or our 2014 Credit Agreement. In addition, the 2014 Credit Agreement and the Indenture contain cross-default provisions that could thereby result in an acceleration of amounts outstanding under all those debt instruments if certain events of default occur under any of them. If we are unable to repay these amounts, lenders having secured obligations, including the lenders under our 2014 Credit Agreement, could proceed against the collateral securing that debt. Any of the foregoing would have a material adverse effect on our business, financial condition and results of operations.
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
Under Singapore law, we may only allot and issue new ordinary shares with the prior approval of our shareholders in a general meeting. At our 2014 annual general meeting of shareholders, or AGM, our shareholders provided our directors with the general authority to allot and issue any number of new ordinary shares until the earlier of (i) the conclusion of our 2015 AGM, (ii) the expiration of the period within which the next annual general meeting is required to be held (i.e. within 15 months from the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders acting at a duly noticed and convened meeting. At our 2015 AGM, scheduled to be held on April 8, 2015, we plan to ask our shareholders to provide us with similar general authority to allot and issue new ordinary shares until our 2016 AGM, or the date by which it is required by law to be held, unless earlier revoked by our shareholders. Subject to the general authority to allot and issue new ordinary shares provided by our shareholders, the provisions of the Singapore Companies Act and our memorandum and articles of association, our Board may allot and issue new ordinary shares on terms and conditions as they may think fit to impose. Any additional issuances of new ordinary shares by our directors may adversely impact the market price of our ordinary shares.
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
As of December 31, 2014, we believe that our five largest shareholders are institutional investors and that they hold over 37% of our outstanding ordinary shares in the aggregate. These institutional investors may sell their shares for a variety of reasons, including dissatisfaction with our short- or long-term results. These holders may sell their shares at any time and such sales could depress the market price of our ordinary shares, given the large amounts of our shares held by these investors. Such sales could also impair our ability to raise capital through the sale of additional equity securities.
There can be no assurance that we will continue to declare cash dividends or that we will repurchase shares.
Our Board has adopted a dividend policy pursuant to which the Company currently pays a cash dividend on our ordinary shares on a quarterly basis. The declaration and payment of any dividend is subject to the approval of our Board and our dividend may be discontinued or reduced at any time. Our 2013 share repurchase program expired on April 8, 2014, and as of the date of this Quarterly Report on Form 10-Q our Board has not authorized a new program. There can be no assurance that we will declare cash dividends or repurchase shares in the future in any particular amounts, or at all. Furthermore, we may declare dividends as interim dividends, which are wholly provisional under Singapore law and may be revoked by our Board at any time prior to the payment thereof.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the fiscal quarter ended February 1, 2015.
Issuer Repurchases of Equity Securities
There were no share repurchases during the fiscal quarter ended February 1, 2015.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger, dated December 15, 2013, by and among LSI Corporation, Avago Technologies Limited, Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and Leopold Merger Sub, Inc.	Avago Technologies Limited Current Report on Form 8-K/A (Commission File No. 001-34428).	December 16, 2013

3.1	Memorandum and Articles of Association	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	August 14, 2009

4.1	Form of Specimen Share Certificate for Registrant’s Ordinary Shares.	Amendment No. 3 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 14, 2009

4.2	Indenture, dated as of May 6, 2014, between Avago Technologies Limited and U.S. Bank National Association as Trustee, related to 2.0% Convertible Senior Notes due 2021.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 6, 2014

4.3	Form of Note (included in Exhibit 4.2).	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 6, 2014

4.4	Registration Rights Agreement, dated as of May 6, 2014, related to 2.0% Convertible Senior Notes due 2021 among Avago Technologies Limited, SLP Argo I Ltd. and SLP Argo II Ltd.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 6, 2014

10.1+	Fiscal Year 2015 Avago Performance Bonus Plan for Executive Employees	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	December 10, 2014

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS†	XBRL Instance Document			X

101.SCH†	XBRL Schema Document			X

101.CAL†	XBRL Calculation Linkbase Document			X

101.DEF†	XBRL Definition Linkbase Document			X

101.LAB†	XBRL Labels Linkbase Document			X

101.PRE†	XBRL Presentation Linkbase Document			X

*
Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to the Agreement and Plan of Merger have been omitted. Avago hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

+	Indicates a management contract or compensatory plan or arrangement.
†
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at February 1, 2015 and November 2, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the fiscal quarters ended February 1, 2015 and February 2, 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters ended February 1, 2015 and February 2, 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the fiscal quarters ended February 1, 2015 and February 2, 2014 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVAGO TECHNOLOGIES LIMITED
By:	/s/ Anthony E. Maslowski
Anthony E. Maslowski
Chief Financial Officer
Date: March 11, 2015