Form 10-Q
period 2015-05-03
Avago Technologies LTD
filed 2015-06-10
CIK 1441634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 29, 2015 there were 259,729,700 of our ordinary shares, no par value per share, outstanding.

AVAGO TECHNOLOGIES LIMITED
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 3, 2015

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements — Unaudited

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	May 3, 2015	November 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,508	$1,604
Trade accounts receivable, net	758	782
Inventory	490	519
Other current assets	316	302
Assets held-for-sale	4	628
Total current assets	4,076	3,835
Property, plant and equipment, net	1,344	1,158
Goodwill	1,596	1,596
Intangible assets, net	3,280	3,617
Other long-term assets	236	285
Total assets	$10,532	$10,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$501	$515
Employee compensation and benefits	181	219
Other current liabilities	178	236
Current portion of long-term debt	46	46
Total current liabilities	906	1,016
Long-term liabilities:
Convertible notes payable to related party	926	920
Long-term debt	3,926	4,543
Pension and post-retirement benefit obligations	481	506
Other long-term liabilities	232	263
Total liabilities	6,471	7,248
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, no par value; 259,521,268 shares and 254,330,630 shares issued and outstanding on May 3, 2015 and November 2, 2014, respectively	2,319	2,009
Retained earnings	1,791	1,284
Accumulated other comprehensive loss	(49)	(50)
Total shareholders’ equity	4,061	3,243
Total liabilities and shareholders’ equity	$10,532	$10,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share amounts)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014
Net revenue	$1,614	$701	$3,249	$1,410
Cost of products sold:
Cost of products sold	654	326	1,348	673
Amortization of intangible assets	113	18	226	36
Restructuring charges	1	—	3	5
Total cost of products sold	768	344	1,577	714
Gross margin	846	357	1,672	696
Research and development	251	114	486	221
Selling, general and administrative	108	67	225	141
Amortization of intangible assets	59	8	118	15
Restructuring charges	10	8	24	20
Total operating expenses	428	197	853	397
Operating income	418	160	819	299
Interest expense	(53)	(1)	(107)	(1)
Other income (expense), net	(1)	—	3	—
Income from continuing operations before income taxes	364	159	715	298
Provision for income taxes	25	1	38	6
Income from continuing operations	339	158	677	292
Income from discontinued operations (including a gain on disposal of $14 million for the two fiscal quarters ended May 3, 2015), net of income taxes	5	—	18	—
Net income	$344	$158	$695	$292

Basic income per share:
Income per share from continuing operations	$1.31	$0.63	$2.63	$1.17
Income per share from discontinued operations	$0.02	$—	$0.07	$—
Net income per share	$1.33	$0.63	$2.70	$1.17

Diluted income per share:
Income per share from continuing operations	$1.19	$0.61	$2.41	$1.14
Income per share from discontinued operations	$0.02	$—	$0.06	$—
Net income per share	$1.21	$0.61	$2.47	$1.14

Weighted-average shares:
Basic	258	251	257	250
Diluted	284	258	281	256

Cash dividends declared and paid per share	$0.38	$0.27	$0.73	$0.52

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(in millions)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014
Net income	$344	$158	$695	$292
Other comprehensive income (loss), net of tax:
Unrealized gains and amendment on retirement-related benefit plans	—	—	—	2
Reclassification to net income	—	—	1	(3)
Other comprehensive income (loss)	—	—	1	(1)
Comprehensive income	$344	$158	$696	$291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Two Fiscal Quarters Ended
	May 3, 2015	May 4, 2014
Cash flows from operating activities:
Net income	$695	$292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	456	118
Amortization of debt issuance costs and accretion of debt discount	14	—
Share-based compensation	106	54
Tax benefits from share-based compensation	73	12
Excess tax benefits from share-based compensation	(70)	(11)
Gain on sale of business	(14)	—
Deferred taxes	(2)	(2)
Other	24	(3)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	24	99
Inventory	43	(16)
Accounts payable	(23)	(16)
Employee compensation and benefits	(41)	(12)
Other current assets and current liabilities	(91)	(11)
Other long-term assets and long-term liabilities	(50)	(24)
Net cash provided by operating activities	1,144	480
Cash flows from investing activities:
Proceeds from sale of business	650	—
Purchases of property, plant and equipment	(339)	(125)
Proceeds from disposal of property, plant and equipment	63	—
Proceeds from sale of investments	—	14
Purchases of investments	(9)	—
Net cash provided by (used in) investing activities	365	(111)
Cash flows from financing activities:
Debt repayments	(617)	—
Issuance of ordinary shares	130	53
Repurchases of ordinary shares	—	(12)
Excess tax benefits from share-based compensation	70	11
Dividend payments to shareholders	(188)	(130)
Proceeds from government grants	—	2
Net cash used in financing activities	(605)	(76)
Net increase in cash and cash equivalents	904	293
Cash and cash equivalents at the beginning of period	1,604	985
Cash and cash equivalents at end of period	$2,508	$1,278

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
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ending November 1, 2015, or fiscal year 2015, is a 52-week fiscal year. The first quarter of our fiscal year 2015 ended on February 1, 2015, the second quarter ended on May 3, 2015 and the third quarter ends on August 2, 2015. Our fiscal year ended November 2, 2014, or fiscal year 2014, was also a 52-week fiscal year.
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
The operating results for the fiscal quarter and two fiscal quarters ended May 3, 2015 are not necessarily indicative of the results that may be expected for fiscal year 2015, or for any other future period.
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
We sell our products primarily through our direct sales force and distributors, and to a small extent, through manufacturers' representatives. One direct customer accounted for 29% and 30% of our net accounts receivable balance at May 3, 2015 and November 2, 2014, respectively. During the fiscal quarter and two fiscal quarters ended May 3, 2015, one direct customer represented 21% and 24% of our net revenue, respectively. During the fiscal quarter ended May 4, 2014, two direct customers represented 14% and 13% of our net revenue, respectively. During the two fiscal quarters ended May 4, 2014, two direct customers represented 20% and 10% of our net revenue, respectively. The majority of the revenues from these customers were included in our wireless communications segment.
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

The changes in accrued warranty were not material for the fiscal quarter or two fiscal quarters ended May 3, 2015 or May 4, 2014.
Net income per share. Basic net income per share is computed using the weighted-average number of ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of ordinary shares and potentially dilutive share equivalents outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money options, restricted share units, or RSUs, employee share purchase rights under the Avago Technologies Limited Employee Share Purchase Plan, or ESPP, (together referred to as equity awards) and the 2.0% Convertible Senior Notes due 2021 issued by Avago Technologies Limited, or the Convertible Notes. The dilutive effect of equity awards is calculated based on the average share price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising share options and to purchase shares under the ESPP, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recognized when equity awards become deductible for income tax purposes are collectively assumed to be used to repurchase ordinary shares. The dilutive effect of the Convertible Notes is calculated using the treasury stock method. For the purpose of calculating their dilutive effect, we assumed that the Convertible Notes will be entirely settled in cash, which warrants use of the treasury stock method. In making this assumption, we considered our existing cash balance and our ability to borrow and repay our existing term loan facility under a credit agreement that Avago Technologies Finance Pte. Ltd and certain subsidiaries of the Company entered into with a syndicate of financial institutions, or the 2014 Credit Agreement. The treasury stock method assumes that the carrying value of the Convertible Notes represents proceeds, since settlement of the Convertible Notes tendered for conversion may be settled with cash, ordinary shares or a combination of both at the Company's option. The resulting incremental ordinary shares attributable to the assumed conversion of the Convertible Notes are a component of diluted shares.
There were no significant antidilutive equity awards for the fiscal quarter or two fiscal quarters ended May 3, 2015 or the fiscal quarter or two fiscal quarters ended May 4, 2014.
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014
Net income (Numerator):
Income from continuing operations	$339	$158	$677	$292
Income from discontinued operations	5	—	18	—
Net income	$344	$158	$695	$292
Shares (Denominator):
Basic weighted-average ordinary shares outstanding	258	251	257	250
Add incremental shares for:
Dilutive effect of share options, RSUs and ESPP rights	13	7	12	6
Dilutive effect of Convertible Notes	13	—	12	—
Shares used in diluted computation	284	258	281	256

Basic income per share:
Income per share from continuing operations	$1.31	$0.63	$2.63	$1.17
Income per share from discontinued operations	$0.02	$—	$0.07	$—
Net income per share	$1.33	$0.63	$2.70	$1.17

Diluted income per share:
Income per share from continuing operations	$1.19	$0.61	$2.41	$1.14
Income per share from discontinued operations	$0.02	$—	$0.06	$—
Net income per share	$1.21	$0.61	$2.47	$1.14

Supplemental cash flow disclosures. At May 3, 2015 and November 2, 2014, we had $49 million and $45 million, respectively, of unpaid purchases of property, plant, and equipment included in accounts payable and other current liabilities. Amounts reported as unpaid purchases will be recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the unaudited condensed consolidated statements of cash flows in the period in which they are paid.
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
Recent Accounting Guidance Not Yet Adopted
In May 2015, the FASB issued an amendment to the accounting guidance related to pushdown accounting. The amendment removed the Securities and Exchange Commission staff guidance on pushdown accounting from the Accounting Standards Codification. The removal of this guidance will not impact our consolidated financial statements.
In April 2015, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of debt issuance costs. The new guidance is required to be applied retrospectively to each prior reporting period presented. The guidance requires debt issuance costs to be presented on the balance sheet as a direct reduction to the carrying amount of debt, consistent with debt discounts or premiums. This guidance will be effective for the first quarter of our fiscal year 2017, with early application permitted. The adoption of this guidance will not have a material effect on our consolidated balance sheet presentation.
In April 2015, the FASB issued an amendment to the accounting guidance that provides a practical expedient to companies whose fiscal year end does not coincide with a calendar month-end. The practical expedient permits the entity to measure defined benefit plan assets and obligations using the calendar month-end that is closest to the entity’s fiscal year-end and apply the practical expedient consistently from year to year. This guidance will be effective prospectively for the first quarter of our fiscal year 2017, with early application permitted. We are currently evaluating the impact that this guidance will have on our financial condition and results of operations.
In February 2015, the FASB issued an amendment to the accounting guidance related to the criteria for consolidation of certain legal entities. The guidance will be effective for the first quarter of our fiscal year 2018, with early adoption permitted. The guidance requires either retrospective application to each prior period presented or retrospective application with a cumulative adjustment to retained earnings as of the adoption date. We are currently evaluating the impact that this guidance will have on our financial condition and results of operations.
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
2. Inventory
Inventory consists of the following (in millions):

	May 3, 2015	November 2, 2014
Finished goods	$162	$185
Work-in-process	243	250
Raw materials	85	84
Total inventory	$490	$519
3. Intangible Assets
Intangible assets consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of May 3, 2015:
Purchased technology	$2,651	$(908)	$1,743
Customer and distributor relationships	1,570	(358)	1,212
Other (1)	282	(111)	171
Intangible assets subject to amortization	4,503	(1,377)	3,126
In-process research and development	154	—	154
Total	$4,657	$(1,377)	$3,280

As of November 2, 2014:
Purchased technology	$2,651	$(682)	$1,969
Customer and distributor relationships	1,570	(264)	1,306
Other (1)	275	(87)	188
Intangible assets subject to amortization	4,496	(1,033)	3,463
In-process research and development	154	—	154
Total	$4,650	$(1,033)	$3,617
_________________________________
(1) Primarily represents trademarks and customer order backlog.
Amortization expense of intangible assets for the periods presented is as follows (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014
Cost of products sold	$113	$18	$226	$36
Operating expenses	59	8	118	15
Total amortization of intangible assets	$172	$26	$344	$51

Based on the amount of intangible assets subject to amortization at May 3, 2015, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year
2015 (remainder)	$344
2016	626
2017	559
2018	437
2019	373
2020	313
Thereafter	474
$3,126
The weighted-average remaining amortization period for each intangible asset category at May 3, 2015 is as follows (in years):

Amortizable intangible assets:
Purchased technology	8
Customer and distributor relationships	7
Other	7
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
Net Periodic Benefit Cost (Income)
The following table summarizes the components of the net periodic benefit cost (income) for the periods presented (in millions):

	Pension Benefits
	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014
Service cost	$1	$—	1	$1
Interest cost	15	1	31	1
Expected return on plan assets	(19)	—	(39)	—
Net actuarial loss and prior service cost	—	—	1	—
Total net periodic benefit cost (income)	$(3)	$1	(6)	$2
During the fiscal quarter and two fiscal quarters ended May 3, 2015, we contributed $10 million and $16 million, respectively, to our defined benefit pension plans. We expect to contribute an additional $46 million to our defined benefit pension plans during the remainder of fiscal year 2015.

5. Borrowings
Term Loans and Revolving Credit Facility
In connection with our acquisition of LSI on May 6, 2014, we entered into the 2014 Credit Agreement. The 2014 Credit Agreement provides for our term loan facility of $4.6 billion, or Term Loans, and our senior secured, revolving credit facility in an aggregate principal amount of up to $500 million, or the 2014 Revolving Credit Facility. Additionally, it provides for swingline loans of up to $75 million and the issuance of letters of credit of up to $100 million, both of which reduce the amount that may be borrowed under the 2014 Revolving Credit Facility. The Term Loans have a term of seven years and as of May 3, 2015, had an effective interest rate of 4.15%. In March 2015, we made a $593 million principal prepayment on the Term Loans and, as a result, we wrote off $13 million of debt issuance costs, which was reported as a component of other income (expense), net in the unaudited condensed consolidated statements of operations. As of May 3, 2015 and November 2, 2014, the outstanding balance of Term Loans was $4.0 billion and $4.6 billion, respectively. We were in compliance with the covenants described in the 2014 Credit Agreement as of May 3, 2015.
The 2014 Revolving Credit Facility has a term of five years. As of May 3, 2015 and November 2, 2014, there were no borrowings outstanding under the 2014 Revolving Credit Facility and letters of credit outstanding were not material.
Unamortized debt issuance costs associated with the Term Loans and 2014 Revolving Credit Facility as of May 3, 2015 and November 2, 2014, were $94 million and $115 million, respectively, and are included in other current assets and other long-term assets on the unaudited condensed consolidated balance sheets. Amortization of debt issuance costs related to the Term Loans and 2014 Revolving Credit Facility was $4 million and $8 million for the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively, and was reported as a component of interest expense in the unaudited condensed consolidated statements of operations.
Convertible Senior Notes
In connection with our acquisition of LSI on May 6, 2014, the Company completed the private placement of $1 billion in aggregate principal amount of its Convertible Notes to two entities affiliated with Silver Lake Partners, or the Purchasers. The Convertible Notes are the Company’s unsecured senior obligations. The Convertible Notes will pay interest semi-annually at a rate of 2.0% per year, payable in arrears on May 1 and November 1 of each year and will mature on August 15, 2021, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Subject to any limitations set forth in the indenture dated as of May 6, 2014, between the Company and U.S. Bank National Association relating to the Convertible Notes, or the Indenture, the Convertible Notes may be converted as described below. The Convertible Notes are convertible at any time until the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, the Convertible Notes may be settled in our ordinary shares, cash or a combination of cash and ordinary shares, at the Company’s option. The Convertible Notes were convertible at an initial conversion rate of 20.8160 ordinary shares per $1,000 principal amount of the Convertible Notes, which was equivalent to an initial conversion price of approximately $48.04 per ordinary share. The conversion rate is subject to adjustment under the terms of the Convertible Notes, including as a result of cash dividends on our ordinary shares in excess of $0.27 per share. During the second half of fiscal year 2014 and the first two quarters of fiscal year 2015, quarterly dividends paid on our ordinary shares exceeded the dividend threshold for conversion price adjustment. As a result, as of May 3, 2015, the conversion rate had been adjusted to 20.8685 ordinary shares per $1,000 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $47.92 per ordinary share. As of May 3, 2015, the “if-converted” value of the Convertible Notes exceeded the principal amount by $1.6 billion.
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
Subsequent to the fiscal quarter ended May 3, 2015, the Purchasers of all of the outstanding Convertible Notes submitted to the Company conversion notices exercising their right to convert all of the Convertible Notes that they hold, or the Conversion. The Company has informed the Purchasers that it intends to satisfy its conversion obligation by paying cash equal to the $1 billion principal amount of the Convertible Notes and delivering ordinary shares of the Company with respect to the conversion value in excess of that amount, or the Conversion Obligation, in each case pursuant to the terms of the Indenture. See Note 13. "Subsequent Events" for more information on the conversion of the Convertible Notes.

The carrying value of the components of the Convertible Notes is as follows (in millions):

	May 3, 2015	November 2, 2014
Convertible notes liability component:
Principal balance	$1,000	$1,000
Less: debt discount	74	80
Net carrying amount	$926	$920

Equity component carrying amount	$85	$85
The following table sets forth interest expense recognized related to Convertible Notes during the fiscal quarter and two fiscal quarters ended May 3, 2015 (in millions):

	Fiscal Quarter Ended	Two Fiscal Quarters Ended
	May 3, 2015	May 3, 2015
Contractual coupon interest	$5	$10
Accretion of debt discount	3	6
	$8	$16

At May 3, 2015, the outstanding principal amount of the Convertible Notes was $1 billion. The estimated fair value of the Convertible Notes as of May 3, 2015 and November 2, 2014, was $924 million and $871 million, respectively, which was determined based on inputs that are observable in the market under Level 2 of the fair value hierarchy. At May 3, 2015, we were in compliance with the covenants relating to the Convertible Notes.
At May 3, 2015, future scheduled principal payments for our outstanding Term Loans and the Convertible Notes, including the current portion, are summarized as follows (in millions):

Fiscal Year
2015 (remainder)	$23
2016	46
2017	46
2018	46
2019	46
2020	46
Thereafter	4,719
Total	$4,972
6. Shareholders’ Equity
Share Repurchase Program
No shares were repurchased during the two fiscal quarters ended May 3, 2015 under the 2014 share repurchase mandate. The 2014 share repurchase mandate expired on April 8, 2015. At our 2015 annual general meeting of shareholders on April 8, 2015, shareholders approved our 2015 share purchase mandate pursuant to which we are authorized, upon the approval of the Board, to repurchase up to approximately 26 million of our ordinary shares in open market transactions or pursuant to equal access schemes, up to the date on which our 2016 annual general meeting of shareholders is held or required by law to be held, or the 2015 share purchase mandate. As of the date of this Quarterly Report on Form 10-Q, the Board had not approved any repurchases of our ordinary shares pursuant to the 2015 share purchase mandate.
Dividends
We paid cash dividends of $0.38 and $0.27 per ordinary share, or $99 million and $68 million, during the fiscal quarters ended May 3, 2015 and May 4, 2014, respectively. We paid aggregate cash dividends of $188 million and $130 million during the two fiscal quarters ended May 3, 2015 and May 4, 2014, respectively.

Share-Based Compensation Expense
The following table summarizes share-based compensation expense reported in continuing operations related to share-based awards granted to employees, directors, and non-employees for the periods presented (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014
Cost of products sold	$6	$3	$12	$6
Research and development	27	10	46	18
Selling, general and administrative	24	17	48	30
Total share-based compensation expense	$57	$30	$106	$54
The fair values of our time-based options and ESPP purchase rights were estimated using the Black-Scholes option pricing model. Certain equity awards granted in the fiscal quarter and two fiscal quarters ended May 3, 2015 and May 4, 2014, respectively, included both service and market conditions. The fair value of market-based awards was estimated using Monte Carlo simulation techniques. The fair value of RSUs was estimated using the closing market price of our ordinary shares on the date of grant, reduced by the present value of dividends expected to be paid on our ordinary shares prior to vesting.
The weighted-average assumptions utilized for our time-based options, ESPP purchase rights and market-based awards granted for the periods presented are shown in the tables below.

	Time-Based Options
	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014
Risk-free interest rate	1.3%	1.3%	1.3%	1.3%
Dividend yield	1.3%	1.7%	1.4%	1.8%
Volatility	35.0%	35.0%	35.0%	35.0%
Expected term (in years)	4.0	4.3	4.0	4.2

	ESPP Purchase Rights
	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014
Risk-free interest rate	0.2%	0.1%	0.1%	0.1%
Dividend yield	1.2%	1.7%	1.3%	2.0%
Volatility	37.0%	31.0%	32.0%	34.0%
Expected term (in years)	0.5	0.5	0.5	0.5

	Market-Based Awards
	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014
Risk-free interest rate	1.3%	2.3%	1.4%	2.3%
Dividend yield	1.2%	1.7%	1.2%	1.8%
Volatility	35.0%	45.0%	36.0%	45.0%
Expected term (in years)	4.0	7.0	4.5	7.0
The dividend yields for the fiscal quarters and two fiscal quarters ended May 3, 2015 and May 4, 2014 were based on the dividend yield as of the respective award grant dates. For the fiscal quarters and two fiscal quarters ended May 3, 2015 and May 4, 2014, expected volatility for time-based and market-based options were based on our own historical share price volatility or combining historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from our own traded ordinary shares with a term of 180 days measured at a specific date.
The risk-free interest rate was derived from the average U.S. Treasury Strips rate during the period, which approximated the rate in effect at the time of grant.

For the fiscal quarters and two fiscal quarters ended May 3, 2015 and May 4, 2014, the expected term for time-based options was based on a weighted-average combining the average life of options that have already been exercised or cancelled with the expected life of all unexercised options. The expected life for unexercised options was calculated assuming that the options will be exercised at the midpoint of the vesting date (if unvested) or the valuation date (if vested) and the full contractual term.
The expected term of market-based options valued using Monte Carlo simulation techniques was based upon the vesting dates forecasted by the simulation and then assuming that options which vest, and for which the market condition has been satisfied, are exercised at the midpoint between the forecasted vesting date and their expiration. The expected term of market-based RSUs valued using Monte Carlo simulation techniques was commensurate with the awards' contractual terms.
The total unrecognized compensation cost of time and market-based options granted but not yet vested as of May 3, 2015 was $189 million, which is expected to be recognized over the remaining weighted-average service period of 2.7 years.
Total unrecognized compensation cost related to the ESPP purchase rights as of May 3, 2015 was $3 million and is expected to be recognized over the remaining portion of the current offering period under the ESPP, which ends on September 14, 2015. Total unrecognized compensation cost related to unvested RSUs and unvested market-based RSUs as of May 3, 2015 was $406 million, which is expected to be recognized over the remaining weighted-average service period of 3.5 years.
Equity Incentive Award Plans
A summary of option award activity related to our equity incentive plans is as follows (in millions, except years and per share amounts):

	Option Awards Outstanding
	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of November 2, 2014	29	$44.97
Granted	1	$96.52
Exercised	(4)	$31.20
Cancelled	(1)	$65.27
Balance as of May 3, 2015	25	$47.33	5.08	$1,843
Vested as of May 3, 2015	9	$32.88	4.31	$821
Fully vested and expected to vest as of May 3, 2015	23	$46.86	5.06	$1,780
The total intrinsic values of options exercised during the fiscal quarters ended May 3, 2015 and May 4, 2014 were $202 million and $46 million, respectively. Total intrinsic values of options exercised during the two fiscal quarters ended May 3, 2015 and May 4, 2014 were $334 million and $69 million, respectively.
A summary of RSU activity related to our equity incentive plans is as follows (in millions, except years and per share amounts):

	RSU Awards Outstanding
	Number Outstanding	Weighted- Average Grant Date Fair Market Value	Weighted- Average Remaining Contractual Life (in years)
Balance as of November 2, 2014	4	$48.82
Granted	3	$115.77
Vested	(1)	$53.12
Forfeited	(1)	$65.64
Balance as of May 3, 2015	5	$89.51	2.04
Employee Share Purchase Plan
A total of 0.1 million shares were issued under the ESPP during each of the fiscal quarters and two fiscal quarters ended May 3, 2015 and May 4, 2014.

7. Income Taxes
For the fiscal quarter and two fiscal quarters ended May 3, 2015, we recorded an income tax provision of $25 million and $38 million, respectively, compared to an income tax provision of $1 million and $6 million for the fiscal quarter and two fiscal quarters ended May 4, 2014, respectively. The increase in income tax provision was largely due to the increase in profit before tax.
The income tax provision for the fiscal quarter and two fiscal quarters ended May 3, 2015 included tax benefits of $5 million and $9 million, respectively, from the net recognition of previously unrecognized tax benefits, compared to $10 million and $14 million for the fiscal quarter and two fiscal quarters ended May 4, 2014, respectively, as a result of the expiration of the statute of limitations for certain audit periods. The income tax provision for the two fiscal quarters ended May 3, 2015 also included a discrete benefit of $15 million from the retroactive reinstatement of the U.S. Federal Research and Development tax credit from January 1, 2014 to December 31, 2014, with the enactment of the Tax Increase Prevention Act of 2014.
Unrecognized Tax Benefits
We are subject to Singapore income tax examinations for the years ended October 31, 2010 and later, and in major jurisdictions outside Singapore for the years ended November 2, 2008 and later. We believe it is possible that we may recognize up to $11 million of our existing unrecognized tax benefits within the next 12 months as a result of lapses of the statute of limitations for certain audit periods.
8. Segment Information
Reportable Segments
During the fourth quarter of fiscal year 2014, we changed our organizational structure resulting in four reportable segments: wireless communications, enterprise storage, wired infrastructure and industrial & other. These segments align with our principal target markets. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who has been identified as the Chief Operating Decision Maker, or CODM, as defined by authoritative guidance on segment reporting, in determining how to allocate resources and evaluate performance. The segments are determined based on several factors, including client base, homogeneity of products, technology, delivery channels and similar economic characteristics. The amounts for the fiscal quarter and two fiscal quarters ended May 4, 2014 have been revised to conform to the current year’s presentation.
Wireless Communications. We support the wireless communications industry with a broad variety of radio frequency, or RF, semiconductor devices that amplify, as well as selectively filter, RF signals. In addition to RF devices, we provide a variety of optoelectronic sensors for mobile handset applications.
Enterprise Storage. This segment consists of LSI's storage products and PLX Technology, Inc.'s, or PLX, Peripheral Component Interconnect Express, or PCIe, switches and bridges. LSI's storage products enable secure movement of digital data to and from host machines, such as servers, personal computers and storage systems, to the underlying storage devices, such as hard disk drives, or HDDs, and solid state drives, or SSDs. We provide read channel-based system-on-a-chip, or SoCs, and preamplifiers to HDD original equipment manufacturers, or OEMs. We also provide custom flash controllers to SSD OEMs, and serial attached SCSI and redundant array of independent disks controller and adapter solutions to server and storage system OEMs. PLX's PCIe devices are interconnect semiconductors supporting the PCIe communication standards and are the primary interconnection mechanism inside computing systems.
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
Industrial & Other. We provide a broad variety of products for the general industrial and automotive markets. We offer optical isolators, which provide electrical insulation and signal isolation. For industrial motors and robotic motion control, we supply optical encoders, as well as integrated circuits, for the controller and decoder functions. For electronic signs and signals, we supply light-emitting diode assemblies that offer high brightness and stable light output over thousands of hours, enabling us to support traffic signals, large commercial signs and other displays. For industrial networking, we provide faster optical transceivers using plastic optical fiber that enable quick and interoperable networking and factory automation.
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
Depreciation expense directly attributable to each reportable segment is included in operating income for each segment. However, the CODM does not evaluate depreciation expense by operating segment and, therefore, it is not separately presented. There was no inter-segment revenue for the fiscal quarter or two fiscal quarters ended May 3, 2015 or May 4, 2014. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The following tables present our net revenue and operating income by reportable segment for the periods presented (in millions):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014
Net revenue:
Wireless communications	$576	$348	$1,240	$697
Enterprise storage	467	—	953	—
Wired infrastructure	382	219	729	447
Industrial & other	189	134	327	266

Operating income:
Wireless communications	$264	$125	$586	$231
Enterprise storage	177	—	363	—
Wired infrastructure	120	45	215	102
Industrial & other	109	63	165	124
Unallocated expenses	(252)	(73)	(510)	(158)
9. Related Party Transactions
2.0% Convertible Senior Notes due 2021
On December 15, 2013, in connection with our agreement to acquire LSI, the Company entered into a Note Purchase Agreement with Silver Lake Partners IV, L.P, or SLP IV, and Deutsche Bank, A.G., Singapore Branch, as Lead Manager, or the Note Purchase Agreement, in connection with the private placement of the Convertible Notes. SLP IV is an investment fund affiliated with Silver Lake Partners, of which Kenneth Hao, one of our directors, is a Managing Partner and Managing Director. SLP IV's rights and obligations under the Note Purchase Agreement were thereafter assigned to and assumed by the Purchasers. The Company completed the private placement of the Convertible Notes on May 6, 2014 in connection with the acquisition of LSI. Subsequent to the fiscal quarter ended May 3, 2015, the Purchasers submitted to the Company conversion notices exercising their right to convert all of the Convertible Notes that they hold. See Note 13. "Subsequent Events" for more information on the conversion of the Convertible Notes.
In connection with the issuance of the Convertible Notes, the Company and the Purchasers also entered into a Registration Rights Agreement pursuant to which SLP IV has certain registration rights with respect to the Convertible Notes and our ordinary shares issuable upon conversion of the Convertible Notes.
Silicon Manufacturing Partners Pte. Ltd.
As a result of the acquisition of LSI, we acquired a 51% equity interest in Silicon Manufacturing Partners Pte. Ltd., or SMP, a joint venture with GLOBALFOUNDRIES. We have a take-or-pay agreement with SMP under which we have agreed to purchase 51% of the managed wafer capacity from SMP’s IC manufacturing facility and GLOBALFOUNDRIES has agreed to purchase the remaining managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by us and GLOBALFOUNDRIES. If we fail to purchase our required commitments, we will be required to pay SMP for the fixed costs associated with the unpurchased wafers. GLOBALFOUNDRIES is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency.

Other
During the fiscal quarter and two fiscal quarters ended May 3, 2015 and May 4, 2014, in the ordinary course of business, the Company purchased from, or sold (directly or indirectly) to, several entities for which one of the Company's directors also serves or served as a director, or is otherwise affiliated with, including Alibaba Group Holding Limited, Avaya Inc., Blackline Systems, Inc., Dell Inc., KLA-Tencor Corporation, Kulicke & Soffa Industries, Inc., Smart Modular Technologies, Smart Storage Systems and QLogic Corporation.
Aggregate transactions for the periods presented and balances with our related parties are as follows (in millions):

	Fiscal Quarter Ended			Two Fiscal Quarters Ended
	May 3, 2015	May 4, 2014		May 3, 2015	May 4, 2014
Total net revenue	$48	$—		$91	$—
Total costs and expenses including inventory purchases (1)	$27	$—	*	$47	$—	*

	May 3, 2015	November 2, 2014
Total receivables	$7	$14
Total payables (1)	$8	$8
Carrying value of the Convertible Notes and accrued interest	$926	$930
_________________________________
* Represents amounts less than $0.5 million.
(1) We purchased $15 million and $30 million of inventory from SMP for the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively. As of May 3, 2015 and November 2, 2014, the amount payable to SMP was $7 million and $8 million, respectively.
10. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of May 3, 2015, that have materially changed from the end of fiscal year 2014 (in millions):

	Total	2015 (remainder)	2016	2017	2018	2019	2020	Thereafter
Debt principal, interest and fees	$6,002	$109	$208	$216	$214	$211	$209	$4,835
Purchase commitments	$389	$385	$4	$—	$—	$—	$—	$—
Operating lease obligations	$145	$14	$21	$16	$14	$11	$8	$61
Debt Principal, Interest and Fees. Represents principal, interest and commitment fees payable on borrowings and credit facilities under the 2014 Credit Agreement, and principal and interest payable on the Convertible Notes. Subsequent to the fiscal quarter ended May 3, 2015, the Purchasers submitted to the Company conversion notices exercising their right to convert all of the Convertible Notes that they hold. See Note 13. "Subsequent Events" for more information on the conversion of the Convertible Notes.
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
We also make capital expenditures with a variety of vendors in connection with the expansion of our Fort Collins, Colorado, internal fabrication facility. These purchases are typically conducted on a purchase order basis and the amount shown in the table includes $115 million of cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of May 3, 2015.
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

There were no other substantial changes to our contractual commitments during the first two quarters of fiscal year 2015 from those disclosed in our 2014 Annual Report on Form 10-K.
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
Lawsuits Relating to the Acquisition of Broadcom
Following the announcement of our pending acquisition of Broadcom Corporation, or Broadcom, on May 28, 2015, four putative class action lawsuits were filed in the Superior Court of the State of California, County of Orange as of June 4, 2015 under the following captions: Xu v. Broadcom Corp., et al., Case No. 30-2015-00790689-CU-SL-CXC, filed June 1, 2015; Freed v. Broadcom Corp., et al., Case No. 30-2015-00790699-CU-SL-CXC, filed June 1, 2015; N.J. Building Laborers Statewide Pension Fund v. Samueli, et al., Case No. 00791484-CU-SL-CXC, filed June 4, 2015; and Yiu v. Broadcom Corp., et al., Case No. 00791490-CU-SL-CXC, filed June 4, 2015. A fifth putative class action was filed in the Superior Court of the State of California, County of Santa Clara, captioned Jew v. Broadcom Corp., et al., Case No. 115-CV-281353, filed June 2, 2015. The complaints name as defendants, among other parties, Avago, Broadcom, and members of Broadcom’s board of directors, and allege, among other claims, that members of Broadcom’s board breached their fiduciary duties by pursuing a flawed sale process and failing to obtain adequate consideration. The complaints further allege that Avago, among other parties, aided and abetted these purported breaches of fiduciary duty. The complaints seek, among other things, an order enjoining or rescinding the proposed acquisition and an award of attorney’s and other fees and costs. We believe these claims are entirely without merit and intend to vigorously defend these actions.
Lawsuits Relating to the Acquisition of Emulex
On March 3, 2015, two putative shareholder class action complaints were filed in the Court of Chancery of the State of Delaware against Emulex Corporation, or Emulex, its directors, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., or AT Wireless, and Emerald Merger Sub, Inc., or Merger Sub, captioned as follows: James Tullman v. Emulex Corporation, et al., Case No. 10743-VCL (Del. Ch.); Moshe Silver ACF/Yehudit Silver U/NY/UTMA v. Emulex Corporation, et al., Case No. 10744-VCL (Del. Ch.). On March 11, 2015, a third complaint was filed in the Delaware Court of Chancery, captioned Hoai Vu v. Emulex Corporation, et al., Case No. 10776-VCL (Del. Ch.). The complaints allege, among other things, that Emulex’s directors breached their fiduciary duties by approving the Agreement and Plan of Merger, dated February 25, 205, by and among AT Wireless, Merger Sub and Emulex, or the Merger Agreement, and that AT Wireless and Merger Sub aided and abetted these alleged breaches of fiduciary duty. The complaints seek, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as damages, including attorneys’ and experts’ fees. The Delaware Court of Chancery has entered an order consolidating the three Delaware actions under the caption In re Emulex Corporation Stockholder Litigation, Consolidated C.A. No. 10743-VCL. On June 5, 2015, the Court of Chancery dismissed the consolidated action without prejudice.
On April 8, 2015, a class action complaint was filed in the United States District Court for the Central District of California, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex, its directors, AT Wireless and Merger Sub, and purports to assert claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleges that the Board of Directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The complaint seeks to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs.

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
On October 31, 2014, lead plaintiffs filed a consolidated amended complaint. This complaint alleges, among other things, that PLX’s directors breached their fiduciary duties to PLX’s stockholders by seeking to sell PLX for an inadequate price, pursuant to an unfair process, and by agreeing to preclusive deal protections in the merger agreement. Plaintiffs also allege that Potomac Capital Partners II, L.P., Deutsche Bank Securities, Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and the acquisition subsidiary aided and abetted the alleged fiduciary breaches. Plaintiffs also allege that PLX’s 14D-9 recommendation statement contained false and misleading statements and/or omitted material information necessary to inform the shareholder vote. The complaint seeks, among other things, monetary damages and attorneys’ fees and costs. On November 26, 2014, defendants filed motions to dismiss the complaint for failure to state a claim as a matter of law. The motions were heard on April 15, 2015 and the Court has requested further briefing by June 15, 2015.
The Delaware class litigation is on-going.
Lawsuits Relating to the Acquisition of LSI
Fifteen purported class action complaints were filed by alleged former stockholders of LSI against us. Eight of those lawsuits were filed in the Delaware Court of Chancery, and the other seven lawsuits were filed in the Superior Court of the State of California, County of Santa Clara on behalf of the same putative class as the Delaware actions, or the California Actions. On January 17, 2014, the Delaware Court of Chancery entered an order consolidating the Delaware actions into a single action, or the Delaware Action. These actions generally alleged that we aided and abetted breaches of fiduciary duty by the members of LSI's board of directors in connection with the merger because the merger was not in the best interest of LSI, the merger consideration was unfair and certain other terms of the merger agreement were unfair. Among other remedies, the lawsuits sought to rescind the merger or obtain unspecified money damages, costs and attorneys' fees.
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
11. Restructuring Charges
During fiscal year 2014, we initiated a series of restructuring activities intended to realign our operations to improve overall efficiency and effectiveness. The following is a summary of significant restructuring expenses recognized in continuing operations for the periods specified below:

•
We implemented planned cost reduction and restructuring activities, primarily in our enterprise storage segment, in connection with the acquisition of LSI. As a result, we recognized $8 million and $22 million of employee termination costs, primarily in operating expenses during the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively.

•
We closed a fabrication facility in Italy related to our wired infrastructure segment. As a result, we recognized $5 million in cost of products sold and $8 million in operating expenses during the two fiscal quarters ended May 4, 2014 related to employee termination costs.

•
We recognized $6 million of employee termination costs in operating expenses during the fiscal quarter and two fiscal quarters ended May 4, 2014 related to Avago's pre-acquisition workforce in order to achieve annual cost savings from the LSI acquisition.

The following table summarizes the significant activities within, and components of, the restructuring liabilities related to continuing and discontinued operations during the two fiscal quarters ended May 3, 2015 (in millions):

	Employee Termination Costs	Leases and Other Exit Costs	Total
Balance as of November 2, 2014	$34	$6	$40
Cost of product sold	3	—	3
Operating expenses (a)	21	8	29
Cash payments	(37)	(9)	(46)
Balance as of May 3, 2015 (b)	$21	$5	$26
_________________________________
(a) In connection with the sale of the Axxia Business, we recognized $5 million of liabilities for leases and other exit costs, which are included in the table above and in income from discontinued operations in the unaudited condensed consolidated statements of operations.
(b) The majority of the employee termination costs balance is expected to be paid by the third quarter of fiscal year 2015. The leases and other exit costs balance is expected to be paid during the remaining terms of the leases, which extend through fiscal year 2019.
12. Discontinued Operations
On November 18, 2014, we completed the sale of the Axxia Business to Intel for $650 million in cash. As part of this transaction, we provided transitional services to Intel to provide short-term assistance to the buyer in assuming the operations of the purchased business. We have determined that we do not have any material continuing involvement with the discontinued operations.

The following table summarizes the selected financial information of the Axxia Business included in discontinued operations in our unaudited condensed consolidated statements of operations for the periods presented (in millions):

	Fiscal Quarter Ended	Two Fiscal Quarters Ended
	May 3, 2015	May 3, 2015
Net revenue	$12	$53
Income from discontinued operations, net of income taxes	$5	$18
Income from discontinued operations included a gain on disposal of $14 million for the two fiscal quarters ended May 3, 2015.
13. Subsequent Events
Emulex Acquisition
On May 5, 2015, we completed the previously announced tender offer to purchase all of the outstanding shares of common stock of Emulex, a publicly traded company and a global leader in network connectivity, monitoring and management. Following the acceptance of, and payment for, the tendered shares, the merger was completed and Emulex became our wholly-owned subsidiary. The aggregate cash consideration paid to acquire all of the outstanding shares of Emulex was approximately $583 million, which was funded by cash available on our balance sheet. We acquired Emulex to broaden our portfolios to better serve the enterprise storage end market.
We are currently evaluating the purchase price allocation following the consummation of the Emulex acquisition. It is not practicable to disclose the preliminary purchase price allocation or unaudited pro-forma combined financial information for this transaction, given the short period of time between the acquisition date and the issuance of these unaudited condensed consolidated financial statements.
Pending Acquisition of Broadcom Corporation
On May 28, 2015, we entered into an Agreement and Plan of Merger, or the Broadcom Agreement, by and among Broadcom, Pavonia Limited, a limited company incorporated under the laws of the Republic of Singapore, or Holdco, Safari Cayman L.P., an exempted limited partnership formed under the laws of the Cayman Islands and a direct wholly-owned subsidiary of Holdco, or the Partnership, Avago Technologies Cayman Holdings Ltd., an exempted company incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of the Partnership, or Intermediate Holdco, Avago Technologies Cayman Finance Limited, an exempted company incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of Intermediate Holdco, or Finance Holdco, Buffalo CS Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Finance Holdco and Buffalo UT Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Finance Holdco, which provides for a proposed business combination transaction between us and Broadcom, or the Transaction.
As a result of the Transaction, at closing, each share of Broadcom common stock will be converted into the right to receive, at the election of each holder of such Broadcom common stock and subject to pro-ration in accordance with the Broadcom Agreement, cash or equity interest in either Holdco or the Partnership. Upon the terms and subject to the conditions set forth in the Broadcom Agreement, Broadcom shareholders will have the ability to elect to receive, with respect to each issued and outstanding share of Broadcom common stock: (a) $54.50 per share in cash; (b) 0.4378 freely-tradable ordinary shares in Holdco; or (c) a restricted equity security that is designed to be the economic equivalent of 0.4378 ordinary shares of Holdco that will not be transferable or saleable for a period of one to two years after closing and is subject to related anti-hedging prohibitions. The foregoing exchange ratios are fixed. The shareholder election will be subject to a pro-ration mechanism, which is anticipated to result in payment in the aggregate of approximately $17 billion in cash consideration and the economic equivalent of approximately 140 million of our ordinary shares (assuming no more than 50% of outstanding shares of Broadcom common stock elect restricted equity securities), valued at $20 billion as of May 27, 2015, resulting in Broadcom shareholders owning approximately 32% of the combined company. Based on the closing share price of our ordinary shares as of May 27, 2015, the implied value of the total transaction consideration for Broadcom is $37 billion. Also as a result of the Transaction, at closing, all our issued ordinary shares as of immediately prior to the effective time of the Transaction will be exchanged on a one-to-one basis for new ordinary shares of Holdco. We intend to finance the $17 billion of cash consideration with cash on hand from both companies and $9 billion in new, fully-committed debt financing from a consortium of banks. We also intend to refinance substantially all of our and Broadcom's existing debt with committed debt financing, presently aggregating approximately $6 billion.
At the closing of the Transaction, each unvested Broadcom option and restricted stock unit will be converted into the right to receive, on the same terms and conditions as were applicable under such Broadcom option or restricted stock unit (including with respect to vesting), an equity award from Holdco appropriately adjusted to take into account the transaction consideration.

All vested Broadcom stock options and restricted stock units, after giving effect to any acceleration, will be cashed out, except that any vested Broadcom option that is an underwater option will be cancelled for no consideration.
At the closing of the Transaction, each outstanding Avago option and restricted share unit will be converted into the right to receive, on the same terms and conditions as were applicable under such Avago option or restricted share unit (including with respect to vesting and, in case of Avago options, exercise price), an equity award from Holdco in respect of the same number of Holdco ordinary shares as were subject to, and on the same terms as, the underlying Avago option or restricted share unit.
The Transaction has been unanimously approved by the boards of directors of both companies, as well as a special committee of the independent directors of Broadcom. Consummation of the Transaction is subject to the satisfaction or waiver of the conditions set forth in the definitive agreement, including approval of the Transaction by our shareholders and Broadcom shareholders, the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of regulatory clearance under certain foreign anti-trust laws, as well as other customary closing conditions.
Avago and Broadcom may each terminate the definitive agreement under certain circumstances, and in connection with the termination of the definitive agreement under specified circumstances, Avago or Broadcom may be required to pay the other party a termination fee of $1 billion. Additionally, in the event that either Avago or Broadcom terminates the definitive agreement as a result of the failure by either party’s shareholders to approve the Transaction, Broadcom or Avago, as the case may be, must pay the other party a fee of approximately $333 million.
Avago and Broadcom have each made customary covenants in the Broadcom Agreement, including, without limitation, covenants not to solicit alternative transactions or, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction.
We currently expect the Transaction to close by the end of the first calendar quarter of 2016.
Conversion of Convertible Notes
On June 1, 2015, the Purchasers of all of the outstanding Convertible Notes submitted to the Company conversion notices exercising their right to convert all of the Convertible Notes that they hold, or the Conversion. The Company will satisfy its conversion obligation by paying cash equal to the $1 billion principal amount of the Convertible Notes and delivering ordinary shares with respect to the conversion value in excess of that amount, or the Conversion Obligation, in each case pursuant to the terms of the Indenture. The number of our ordinary shares which it is obligated to issue to the Purchasers pursuant to the Conversion Obligation will be based on (a) the per share volume-weighted average market prices of our ordinary shares during each of the 20 consecutive trading day period beginning on, and including, the second trading day immediately succeeding the conversion date (June 1, 2015), and (b) the applicable conversion ratio (20.8685 ordinary shares per $1,000 principal amount of Convertible Notes as of June 1, 2015) on each such trading day, which is subject to adjustment pursuant to the terms of the Indenture. If settlement of the Conversion occurs in accordance with the terms of the Indenture, we would expect the Conversion to occur on July 6, 2015.
Cash Dividends Declared
On June 3, 2015, the Board declared a quarterly cash dividend of $0.40 per ordinary share, payable on June 30, 2015 to shareholders of record at the close of business (Eastern time) on June 19, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 2, 2014, or fiscal year 2014, included in our Annual Report on Form 10-K for fiscal year 2014, or 2014 Annual Report on Form 10-K. References to “Avago,” “the Company,” “we,” “our” and “us” are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Quarterly Report on Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations, including merger, acquisition and divestiture and related activities, including our pending acquisition of Broadcom Corporation, or Broadcom; statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property, or IP, rights; and the effects of seasonality on our results of operations. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. For example, there can be no assurance that we will complete our pending acquisition of Broadcom Corporation, or Broadcom, that our product sales efforts, revenues or expenses will meet any expectations or follow any trend(s), that our ability to compete effectively will be successful or yield anticipated results, or that we will realize the expected benefits of our pending acquisition of Broadcom, our acquisitions of LSI Corporation, or LSI, PLX Technology, Inc., or PLX, and Emulex Corporation, or Emulex, or dispositions we may make. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in this Quarterly Report on Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
The percentage of total net revenue generated by sales in each of our segments varies from fiscal quarter to quarter, due largely to fluctuations in target-market demand. During the first two quarters of fiscal year 2015, our net revenue increased significantly compared to the first two quarters of fiscal year 2014, mainly due to revenue contribution from the enterprise storage segment, which we acquired in the LSI acquisition. Net revenue from each of our three other segments also increased during this period compared to the first two quarters of fiscal year 2014, mainly due to content and unit growth in the wireless communications segment, and due to revenue contribution from the acquired LSI business in the wired infrastructure segment.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Foxconn Technology Group companies, or Foxconn, accounted for 21% and 24% of our net revenue during the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively. Foxconn and Samsung Group companies, or Samsung, accounted for 14% and 13% of our net revenue, respectively, during the fiscal quarter ended May 4, 2014 and 20% and 10% of our net revenue, respectively, during the two fiscal quarters ended May 4, 2014.
Our top 10 direct customers collectively account for an increasing portion of our total net revenue. For the fiscal quarter and two fiscal quarters ended May 3, 2015, our top 10 direct customers, which included three and four distributors, respectively, collectively accounted for 56% and 57% of our net revenue, respectively. We believe our aggregate sales to Apple Inc., when our direct sales to it are combined with indirect sales to the contract manufacturers that it utilizes, accounted for more than 10% of our net revenues for the fiscal quarter and two fiscal quarters ended May 3, 2015.
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
Acquisitions and Divestiture
Pending Acquisition of Broadcom Corporation
On May 28, 2015, we entered into an Agreement and Plan of Merger, or the Broadcom Agreement, by and among Broadcom Corporation, or Broadcom, Pavonia Limited, a limited company incorporated under the laws of the Republic of Singapore, or Holdco, Safari Cayman L.P., an exempted limited partnership formed under the laws of the Cayman Islands and a direct wholly-owned subsidiary of Holdco, or the Partnership, Avago Technologies Cayman Holdings Ltd., an exempted company incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of the Partnership, or Intermediate Holdco, Avago Technologies Cayman Finance Limited, an exempted company incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of Intermediate Holdco, or Finance Holdco, Buffalo CS Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Finance Holdco and Buffalo UT Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Finance Holdco, which provides for a proposed business combination transaction between us and Broadcom, or the Transaction.
As a result of the Transaction, at closing, each share of Broadcom common stock will be converted into the right to receive, at the election of each holder of such Broadcom common stock and subject to pro-ration in accordance with the Broadcom Agreement as described below, cash or equity interest in either Holdco or the Partnership. Upon the terms and subject to the conditions set forth in the Broadcom Agreement, Broadcom shareholders will have the ability to elect to receive, with respect to each issued and outstanding share of Broadcom common stock: (a) $54.50 per share in cash; (b) 0.4378 freely-tradable ordinary shares in Holdco; or (c) a restricted equity security that is designed to be the economic equivalent of 0.4378 ordinary shares of Holdco that will not be transferable or saleable for a period of one to two years after closing and is subject to related anti-hedging prohibitions. The foregoing exchange ratios are fixed. The shareholder election will be subject to a pro-ration mechanism, which is anticipated to result in payment in the aggregate of approximately $17 billion in cash consideration and the economic equivalent of approximately 140 million of our ordinary shares (assuming no more than 50% of outstanding shares of Broadcom common stock elect restricted equity securities). Also as a result of the Transaction, at closing, all our issued ordinary shares as of immediately prior to the effective time of the Transaction will be exchanged on a one-to-one basis for new ordinary shares of Holdco.
We intend to finance the $17 billion of cash consideration with cash on hand from both companies and $9 billion in new, fully-committed debt financing from a consortium of banks. We also intend to refinance substantially all of our and Broadcom's existing debt with committed debt financing, presently aggregating approximately $6 billion.
At the closing of the Transaction, each unvested Broadcom option and restricted stock unit will be converted into the right to receive, on the same terms and conditions as were applicable under such Broadcom option or restricted stock unit (including with respect to vesting), an equity award from Holdco appropriately adjusted to take into account the transaction consideration. All vested Broadcom stock options and restricted stock units, after giving effect to any acceleration, will be cashed out, except that any vested Broadcom option that is an underwater option will be cancelled for no consideration.
At the closing of the Transaction, each outstanding Avago option and restricted share unit will be converted into the right to receive, on the same terms and conditions as were applicable under such Avago option or restricted share unit (including with respect to vesting and, in case of Avago options, exercise price), an equity award from Holdco in respect of the same number of Holdco ordinary shares as were subject to, and on the same terms as, the underlying Avago option or restricted share unit.
The Transaction has been unanimously approved by the boards of directors of both companies, as well as a special committee of the independent directors of Broadcom. Consummation of the Transaction is subject to the satisfaction or waiver of the conditions set forth in the definitive agreement, including approval of the Transaction by our shareholders and Broadcom shareholders, the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of regulatory clearance under certain foreign anti-trust laws, as well as other customary closing conditions.
Avago and Broadcom may each terminate the definitive agreement under certain circumstances, and in connection with the termination of the definitive agreement under specified circumstances, Avago or Broadcom may be required to pay the other party a termination fee of $1 billion. Additionally, in the event that either Avago or Broadcom terminates the definitive agreement as a result of the failure by either party’s shareholders to approve the Transaction, Broadcom or Avago, as the case may be, must pay the other party a fee of approximately $333 million.

Avago and Broadcom have each made customary covenants in the Broadcom Agreement, including, without limitation, covenants not to solicit alternative transactions or, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction.
We currently expect the Transaction to close by the end of the first calendar quarter of 2016.
Acquisition of Emulex Corporation
On May 5, 2015, we completed our acquisition of Emulex through a tender offer and subsequent merger of Emulex into one of our wholly-owned subsidiaries. The aggregate cash consideration paid to acquire all of the outstanding shares of Emulex was approximately $583 million, which was funded with available cash on hand. We are in the process of integrating Emulex into our enterprise storage segment.
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
There were no significant changes in our critical accounting policies during the two fiscal quarters ended May 3, 2015 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Annual Report on Form 10-K.

Results of Operations
Fiscal Quarter and Two Fiscal Quarters Ended May 3, 2015 Compared to Fiscal Quarter and Two Fiscal Quarters Ended May 4, 2014
The following tables set forth our results of operations for the fiscal quarters and two fiscal quarters ended May 3, 2015 and May 4, 2014.

	Fiscal Quarter Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$1,614	$701	100%	100%
Cost of products sold:
Cost of products sold	654	326	41	46
Amortization of intangible assets	113	18	7	3
Restructuring charges	1	—	—	—
Total cost of products sold	768	344	48	49
Gross margin	846	357	52	51
Research and development	251	114	15	16
Selling, general and administrative	108	67	7	10
Amortization of intangible assets	59	8	3	1
Restructuring charges	10	8	1	1
Total operating expenses	428	197	26	28
Operating income	418	160	26	23
Interest expense	(53)	(1)	(3)	—
Other expense, net	(1)	—	—	—
Income from continuing operations before income taxes	364	159	23	23
Provision for income taxes	25	1	2	—
Income from continuing operations	339	158	21	23
Income from discontinued operations, net of income taxes	5	—	—	—
Net income	$344	$158	21%	23%

	Two Fiscal Quarters Ended
	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$3,249	$1,410	100%	100%
Cost of products sold:
Cost of products sold	1,348	673	42	48
Amortization of intangible assets	226	36	7	3
Restructuring charges	3	5	—	—
Total cost of products sold	1,577	714	49	51
Gross margin	1,672	696	51	49
Research and development	486	221	15	16
Selling, general and administrative	225	141	7	10
Amortization of intangible assets	118	15	3	1
Restructuring charges	24	20	1	1
Total operating expenses	853	397	26	28
Operating income	819	299	25	21
Interest expense	(107)	(1)	(3)	—
Other income, net	3	—	—	—
Income from continuing operations before income taxes	715	298	22	21
Provision for income taxes	38	6	1	—
Income from continuing operations	677	292	21	21
Income from and gain on discontinued operations, net of income taxes	18	—	—	—
Net income	$695	$292	21%	21%

Net revenue. Net revenue was $1,614 million for the fiscal quarter ended May 3, 2015 compared to $701 million for the fiscal quarter ended May 4, 2014, an increase of $913 million, or 130%. Net revenue was $3,249 million for the two fiscal quarters ended May 3, 2015 compared to $1,410 million for the two fiscal quarters ended May 4, 2014, an increase of $1,839 million, or 130%. The increases in net revenue for the fiscal quarter and two fiscal quarters ended May 3, 2015 were primarily due to revenue from the acquired LSI businesses, which included increases of $630 million and $1,235 million, respectively, from our enterprise storage and wired infrastructure segments, as well as an increase of $228 million and $543 million, respectively, in net revenue due to continued strong growth in our wireless communications segment. Net revenue for the fiscal quarter and two fiscal quarters ended May 3, 2015 also included $94 million and $146 million, respectively, of revenue from development arrangements and sales and licensing of IP, compared to $24 million and $53 million, respectively, in the corresponding prior year fiscal periods.
Gross margin. Gross margin was $846 million for the fiscal quarter ended May 3, 2015 compared to $357 million for the fiscal quarter ended May 4, 2014, an increase of $489 million. As a percentage of net revenue, gross margin was 52% and 51% for the fiscal quarters ended May 3, 2015 and May 4, 2014, respectively. Gross margin was $1,672 million for the two fiscal quarters ended May 3, 2015 compared to $696 million for the two fiscal quarters ended May 4, 2014, an increase of $976 million. As a percentage of net revenue, gross margin was 51% and 49% for the two fiscal quarters ended May 3, 2015 and May 4, 2014, respectively. The increase in gross margin dollars and percentage of revenue was due primarily to gross margin contributions from our enterprise storage segment, which we acquired in the LSI acquisition, an increase in net revenue from, and improved product mix in, our wireless communications segment, as well as an increase in net revenue from development arrangements and sales and licensing of IP, partially offset by a large increase in amortization of intangible assets related to the LSI and PLX acquisitions.
Research and development. Research and development expense increased $137 million, or 120%, for the fiscal quarter ended May 3, 2015 compared to the fiscal quarter ended May 4, 2014. Research and development expense increased $265 million, or 120%, for the two fiscal quarters ended May 3, 2015 compared to the two fiscal quarters ended May 4, 2014. As a percentage of net revenue, research and development expense remained relatively flat at 15% in the fiscal quarter and two fiscal quarters ended May 3, 2015 compared to 16% in the corresponding prior year periods. The increase in research and development expense dollars was primarily due to the LSI and PLX acquisitions.
Selling, general and administrative. Selling, general and administrative expense increased $41 million, or 61%, for the fiscal quarter ended May 3, 2015 compared to the fiscal quarter ended May 4, 2014. Selling, general and administrative expense increased $84 million, or 60%, for the two fiscal quarters ended May 3, 2015 compared to the two fiscal quarters ended May 4, 2014. As a percentage of net revenue, selling, general and administrative expense decreased to 7% for the fiscal quarter and two fiscal quarters ended May 3, 2015 compared to 10% in the corresponding prior year periods. The increase in selling, general and administrative expense dollars year over year was primarily due to the LSI acquisition. The decrease in selling, general and administrative expense as a percentage of net revenue was due to revenue increases proportionally outpacing growth in selling, general and administrative expense.
Amortization of intangible assets. Total amortization of intangible assets was $172 million and $344 million for the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively, compared to $26 million and $51 million, respectively, in the corresponding prior year fiscal periods. The increase in amortization expense in fiscal year 2015 was primarily attributable to an increase in amortizable intangible assets from the LSI and PLX acquisitions.
Restructuring charges. Restructuring charges, recognized primarily in operating expenses, were $11 million and $27 million for the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively, compared to $8 million and $25 million, respectively, in the corresponding prior year fiscal periods. These restructuring charges were due primarily to employee termination costs resulting from the LSI acquisition. We expect to incur additional restructuring charges in future periods as a result of the acquisition of Emulex on May 5, 2015 and further integration and alignment of the completed LSI and PLX acquisitions.
Interest expense. Interest expense was $53 million and $107 million for the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively, primarily consisting of interest on the outstanding balance of our $4.0 billion term loan borrowings, or Term Loans, and on the $1 billion principal amount of our 2.0% Convertible Senior Notes due 2021, or the Convertible Notes, as well as fees related to our senior secured, revolving credit facility in a principal amount of up to $500 million, or the 2014 Revolving Credit Facility, together with the amortization of related debt issuance costs and accretion of the debt discount on the Convertible Notes. Interest expense was $1 million for the fiscal quarter and two fiscal quarters ended May 4, 2014.
Other income (expense), net. Other income (expense), net includes gains (losses) on investments, interest income, gains (losses) on foreign currency remeasurement and other miscellaneous items. In March 2015, we made a $593 million principal prepayment on our Term Loans, which resulted in a partial write-off of debt issuance costs of $13 million for the fiscal quarter and two fiscal quarters ended May 3, 2015.
Provision for income taxes. For the fiscal quarter and two fiscal quarters ended May 3, 2015, we recorded an income tax provision of $25 million and $38 million, respectively, compared to an income tax provision of $1 million and $6 million for the fiscal quarter and two fiscal quarters ended May 4, 2014, respectively. The increase in income tax provision was largely due to the increase in profit before tax.
The income tax provision for the fiscal quarter and two fiscal quarters ended May 3, 2015 included tax benefits of $5 million and $9 million, respectively, from the net recognition of previously unrecognized tax benefits, compared to $10 million and $14 million for the fiscal quarter and two fiscal quarters ended May 4, 2014, respectively, as a result of the expiration of the statute of limitations for certain audit periods. The income tax provision for the two fiscal quarters ended May 3, 2015 also included a discrete benefit of $15 million from the retroactive reinstatement of the U.S. Federal Research and Development tax credit from January 1, 2014 to December 31, 2014, with the enactment of the Tax Increase Prevention Act of 2014.
Segment Results
Net revenue and operating income by segment were as follows (in millions, except percentages):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
% of Net Revenue	May 3, 2015	May 4, 2014	May 3, 2015	May 4, 2014
Wireless communications	36%	50%	38%	49%
Enterprise storage	29	—	29	—
Wired infrastructure	23	31	23	32
Industrial & other	12	19	10	19
Total net revenue	100%	100%	100%	100%

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Net Revenue	May 3, 2015	May 4, 2014	Change		May 3, 2015	May 4, 2014	Change
Wireless communications	$576	$348	$228	66%	$1,240	$697	$543	78%
Enterprise storage	467	—	467	*	953	—	953	*
Wired infrastructure	382	219	163	74%	729	447	282	63%
Industrial & other	189	134	55	41%	327	266	61	23%
Total net revenue	$1,614	$701	$913		$3,249	$1,410	$1,839
* Prior to the closing of the LSI acquisition on May 6, 2014, we had no revenue from this segment. Therefore, reporting a change as a percentage of net revenue for this segment is not meaningful.

	Fiscal Quarter Ended			Two Fiscal Quarters Ended
Operating Income	May 3, 2015	May 4, 2014	Change	May 3, 2015	May 4, 2014	Change
Wireless communications	$264	$125	$139	$586	$231	$355
Enterprise storage	177	—	177	363	—	363
Wired infrastructure	120	45	75	215	102	113
Industrial & other	109	63	46	165	124	41
Unallocated expenses	(252)	(73)	(179)	(510)	(158)	(352)
Total operating income	$418	$160	$258	$819	$299	$520
Wireless Communications. Net revenue from our wireless communications segment increased by $228 million, or 66%, and $543 million, or 78%, in the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively, compared with the corresponding prior fiscal year periods, primarily due to a substantial increase in our radio frequency product content in smartphones and an increase in unit sales of smartphones containing our products. As a result of stronger than expected demand in this segment, we have been and expect to remain capacity constrained with respect to our film bulk acoustic resonator, or FBAR, products for the remainder of fiscal year 2015.
Operating income from our wireless communications segment was 46% and 47% of segment revenue in the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively, compared to 36% and 33% of segment revenue in the corresponding prior fiscal year periods, primarily due to higher revenue and stable research and development expense.
Enterprise Storage. Our enterprise storage segment resulted from our acquisition of LSI in May 2014. Operating income from our enterprise storage segment was 38% of segment revenue in the fiscal quarter and two fiscal quarters ended May 3, 2015.
Wired Infrastructure. Net revenue from our wired infrastructure segment increased by $163 million, or 74%, and $282 million, or 63%, in the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively, compared with the corresponding prior fiscal year periods. The increase was primarily due to revenue contribution from the application specific integrated circuits, or ASIC, products from the acquired LSI business. Operating income from our wired infrastructure segment was 31% and 29% of segment revenue in the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively, compared to 21% and 23% of segment revenue in the corresponding prior fiscal year periods primarily due to higher revenue and an increase in gross margin.
Industrial & Other. Net revenue from our industrial & other segment increased by $55 million, or 41%, and $61 million, or 23%, in the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively, compared with the corresponding prior fiscal year periods, primarily due to an increase in IP licensing revenue. Operating income from our industrial & other segment was 58% and 50% of segment revenue in the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively, compared to 47% of segment revenue in each of the corresponding prior fiscal year periods, primarily due to higher IP licensing revenue in the fiscal quarter and two fiscal quarters ended May 3, 2015.
Unallocated Expenses. Unallocated expenses included amortization of intangible assets, primarily due to our acquisitions, share-based compensation expense, restructuring charges, acquisition-related costs, and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased $179 million and $352 million in the fiscal quarter and two fiscal quarters ended May 3, 2015, respectively, compared with the corresponding prior fiscal year periods. The increase was primarily due to higher operating expenses related to increases in amortization of intangible assets in connection with our acquisitions of LSI and PLX. Additionally, share-based compensation expense increased in the fiscal quarter and two fiscal quarters ended May 3, 2015 compared with the corresponding prior fiscal year periods, due to annual focal employee equity awards at higher grant-date fair values and grants assumed and made to employees hired in the acquisitions.
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
Liquidity and Capital Resources
Our primary sources of liquidity as of May 3, 2015 consisted of: (1) approximately $2,508 million in cash and cash equivalents, (2) cash we expect to generate from operations, (3) our $500 million 2014 Revolving Credit Facility, which is committed until May 6, 2019, the majority of which was available to be drawn as of May 3, 2015 (after consideration of an immaterial amount of letters of credit outstanding under the facility) and (4) the ability to increase the aggregate term loans and revolving credit commitments capacity to $6.7 billion under a senior secured credit agreement with a syndicate of financial institutions, or the 2014 Credit Agreement.
Our short-term and long-term liquidity requirements primarily arise from: (i) interest, principal and commitment fee payments related to borrowings incurred to fund the acquisition of LSI and debt assumed in the Emulex acquisition, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) business acquisitions, such as our recently announced, pending acquisition of Broadcom, and investments we may make from time to time, (v) quarterly cash dividend payments (if and when declared by our board of directors, or the Board) and (vi) funding employee benefit plan obligations. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
Dividends
On June 3, 2015, the Board declared a quarterly interim cash dividend on our ordinary shares of $0.40 per share, payable on June 30, 2015 to shareholders of record on June 19, 2015.
Conversion of Convertible Notes
On June 1, 2015, the holders, or the Purchasers, of all of our outstanding Convertible Notes submitted to the Company conversion notices exercising their right to convert all of the Convertible Notes that they hold, or the Conversion. The Company will satisfy its conversion obligation by paying cash equal to the $1 billion principal amount of the Convertible Notes and delivering ordinary shares with respect to the conversion value in excess of that amount, or the Conversion Obligation, in each case pursuant to the terms of the indenture relating to the Convertible Notes, or the Indenture.
Emulex Convertible Notes
As a result of our acquisition of Emulex, all of the $175 million aggregate principal amount outstanding of Emulex's 1.75% Convertible Senior Notes due 2018, or the Emulex Notes, became convertible at an increased conversion rate until June 30, 2015, under the make-whole fundamental change provision of the notes. As a result of the acquisition, upon conversion, holders of Emulex Notes will only receive a cash payment based on the $8.00 per share acquisition price. If all holders of the Emulex Notes elect to convert their notes during this period, it will result in aggregate cash payments to holders of approximately $180 million. As of June 4, 2015, $154 million aggregate principal amount of the Emulex Notes had been converted and settled.
Partial Prepayment of Term Loans
In March 2015, we made a $593 million principal prepayment under our outstanding Term Loans, in addition to our quarterly mandatory payment of $12 million.
Summary
Our cash and cash equivalents increased by $904 million to $2,508 million at May 3, 2015 from $1,604 million at November 2, 2014. The increase was largely due to $1,144 million in cash provided by operating activities, $650 million of proceeds from the sale of the Axxia Business and $130 million from the issuance of ordinary shares upon exercises of options and purchase rights under our employee share purchase plan, partially offset by $617 million in debt repayments, $339 million for capital expenditures and $188 million in dividends to our shareholders.
We believe that our cash and cash equivalents on hand and cash flows from operations, combined with current borrowing availability under the accordion feature in our 2014 Credit Agreement and 2014 Revolving Credit Facility, and committed debt funding relating to the pending Broadcom acquisition, provide sufficient liquidity to fund our current obligations, including the current portions of our long-term debt and interest due, the tender or conversion of the outstanding Convertible Notes and interest due for settlement in cash, our annual cash contributions to fund pension and retirement plan obligations, projected working capital requirements, capital expenditures, quarterly cash dividends (if and when declared by our Board) and any share repurchases (if and when authorized by our Board) we may choose to make for at least the next 12 months. We believe that, after giving effect to the acquisition of Emulex and pending acquisition of Broadcom, we will have sufficient cash on hand to operate our business and satisfy our current and assumed obligations.
We anticipate that our capital expenditures for fiscal year 2015 will be higher than fiscal year 2014, due primarily to continued spending related to ongoing capacity expansion in our Fort Collins internal fabrication facility, as well as spending on equipment to support various research and development projects and expenditures related to our San Jose, California campus rationalization.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines, such as our recently completed acquisition of Emulex and our pending acquisition of Broadcom. Any such transaction could require significant use of our cash and cash equivalents, or require us to borrow under our 2014 Credit Agreement or otherwise to fund the transaction. We could also reduce certain expenditures such as payment of our quarterly cash dividend. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances we may also seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including under our 2014 Credit Agreement and related 2014 Revolving Credit Facility and the outstanding Convertible Notes, will depend on our ability to generate cash in the future.
We may also elect to sell additional debt or equity securities, increase the aggregate term loans and revolving credit commitments capacity to $6.7 billion under the 2014 Credit Agreement, pursuant to its terms or increase our current 2014 Revolving Credit Facility for reasons other than those specified above.
Cash Flows for the Two Fiscal Quarters Ended May 3, 2015 and May 4, 2014
Our cash flows for the two fiscal quarters ended May 3, 2015 and May 4, 2014 were as follows (in millions):

	Two Fiscal Quarters Ended
	May 3, 2015	May 4, 2014
Net cash provided by operating activities	$1,144	$480
Net cash provided by (used in) investing activities	365	(111)
Net cash used in financing activities	(605)	(76)
Net increase in cash and cash equivalents	$904	$293
Operating Activities
Net cash provided by operating activities during the two fiscal quarters ended May 3, 2015 was $1,144 million. The net cash provided by operating activities was principally due to net income of $695 million, which included non-cash charges of $587 million that were partially offset by changes in operating assets and liabilities of $138 million. The non-cash charges of $587 million included $456 million for depreciation and amortization and $106 million of share-based compensation.
Trade accounts receivable decreased to $758 million at May 3, 2015 from $782 million at November 2, 2014. The number of days sales outstanding decreased to 43 days at May 3, 2015 from 45 days at November 2, 2014 due to the linearity of revenue and timing of collections.
Inventory decreased to $490 million at May 3, 2015 from $519 million at November 2, 2014. The number of days of inventory on hand remained relatively flat at 68 days at May 3, 2015 compared to 69 days at November 2, 2014. The decrease in inventory dollars is primarily due to consumption of inventory built in the prior quarter for our wireless communications segment.
Other current assets increased to $316 million at May 3, 2015 from $302 million at November 2, 2014, primarily due to increases in short-term deferred tax assets and other current receivables, partially offset by a net reduction in IP-related receivables as collections exceeded amounts reclassified from other long-term assets.
Other long-term assets decreased to $236 million at May 3, 2015 from $285 million at November 2, 2014 primarily due to amounts reclassified from long-term IP-related receivables to current, amortization and write-off of debt issuance costs and a decrease in other long-term receivables.
Accounts payable decreased to $501 million at May 3, 2015 from $515 million at November 2, 2014 primarily due to the timing of disbursements.

Employee compensation and benefits accruals decreased to $181 million at May 3, 2015 from $219 million at November 2, 2014, primarily due to payments made under our annual employee cash bonus plans related to our fiscal year 2014 performance.
Other current liabilities decreased to $178 million at May 3, 2015 from $236 million at November 2, 2014, primarily due to a reduction in accrued income taxes payable and payments of our restructuring liabilities, partially offset by increases in general accrued liabilities and deferred revenue.
Long-term pension and post-retirement benefit obligations decreased to $481 million at May 3, 2015 from $506 million at November 2, 2014 primarily due to contributions to certain of our pension plans and net periodic benefit income.
Other long-term liabilities decreased to $232 million at May 3, 2015 from $263 million at November 2, 2014 primarily due to a decrease in long-term deferred tax liabilities, partially offset by an increase in IP-related deferred revenue.
Net cash provided by operating activities during the two fiscal quarters ended May 4, 2014 was $480 million. The net cash provided by operating activities was principally due to net income of $292 million, which includes non-cash charges of $168 million and changes in operating assets and liabilities of $20 million. The non-cash charges of $168 million included $118 million for depreciation and amortization and $54 million of non-cash, share-based compensation.
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
Other current assets increased to $136 million at May 4, 2014 from $130 million at the end of fiscal year 2013 primarily due to increases in other receivables and deposits, partially offset by the sale of our investment in common stock of a U.S. publicly traded company and a decrease in current deferred tax assets.
Other long-term assets increased to $73 million at May 4, 2014 from $53 million at the end of fiscal year 2013 primarily due to an increase in long-term deferred tax charges, partially offset by a decrease in long-term prepaid expenses primarily attributable to the acceleration of retention bonus payments to certain employees of CyOptics, Inc., or CyOptics, upon their involuntarily termination, in accordance with the provisions of the CyOptics retention bonus plan.
Accounts payable decreased to $274 million at May 4, 2014 from $278 million at the end of fiscal year 2013 primarily due to timing of disbursements.
Employee compensation and benefits accruals decreased to $86 million at May 4, 2014 compared to $98 million at the end of fiscal year 2013 primarily due to payments made under our employee cash bonus plan related to our fiscal year 2013 performance.
Other current liabilities increased to $56 million at May 4, 2014 from $47 million at the end of fiscal year 2013 primarily due to an increase in accrued restructuring charges, partially offset by decreases in accrued current liabilities primarily due to a tax refund payment to CyOptics shareholders, in income, sales and use taxes payable and in accrued sales commissions.
Other long-term liabilities decreased to $101 million at May 4, 2014 from $106 million at the end of fiscal year 2013 primarily due to a decrease in long-term pension liabilities resulting from an amendment to our U.S. post-retirement medical benefit plan and an amendment to convert a non-U.S. defined benefit plan into a defined contribution plan, partially offset by an increase in deferred tax liabilities.
Investing Activities
Net cash provided by investing activities for the two fiscal quarters ended May 3, 2015 was $365 million, primarily due to $650 million of proceeds from the sale of the Axxia Business and $63 million in proceeds from sale of property, plant and equipment, partially offset by $339 million in purchases of property, plant and equipment in connection with the continued expansion of our manufacturing facility in Fort Collins, Colorado.
Net cash used in investing activities for the two fiscal quarters ended May 4, 2014 was $111 million, primarily due to $125 million in purchases of property, plant and equipment in connection with the continued expansion of our manufacturing facility in Fort Collins, Colorado, partially offset by $14 million in cash proceeds from the sale of an investment in trading securities.

Financing Activities
Net cash used in financing activities for the two fiscal quarters ended May 3, 2015 was $605 million. The net cash used in financing activities was principally due to $617 million of debt repayments and $188 million in payments of cash dividends to shareholders. These payments were partially offset by $130 million in net proceeds from the exercise of share options and purchases under our ESPP and an excess tax benefit of $70 million.
Net cash used in financing activities for the two fiscal quarters ended May 4, 2014 was $76 million. The net cash used in financing activities was principally due to $130 million of cash dividends paid to shareholders and $12 million to repurchase and cancel 0.3 million of our ordinary shares under our 2013 share repurchase program, partially offset by $53 million in net proceeds from the exercise of options and purchases under our ESPP, an excess tax benefit of $11 million and proceeds from research and development grants of $2 million.
Indebtedness
Term Loans and Revolving Credit Facility
In connection with the acquisition of LSI on May 6, 2014, Avago Technologies Finance Pte. Ltd and certain subsidiaries of the Company entered into the 2014 Credit Agreement. The 2014 Credit Agreement provides for Term Loans of $4.6 billion and the 2014 Revolving Credit Facility, in an aggregate principal amount of up to $500 million, and swingline loans of up to $75 million and the issuance of letters of credit of up to $100 million, both of which reduce the amount that may be borrowed under the 2014 Revolving Credit Facility. The Term Loans have a term of seven years and the 2014 Revolving Credit Facility has a term of five years.
In March 2015, we made a $593 million principal prepayment on the Term Loans and, as a result, we wrote-off $13 million of debt issuance costs to other income (expense), net in the unaudited condensed consolidated statements of operations.
As of May 3, 2015 and November 2, 2014, the outstanding balance of Term Loans was $4.0 billion and $4.6 billion, respectively, with an effective interest rate of 4.15%. As of May 3, 2015, there were no borrowings outstanding under the 2014 Revolving Credit Facility and outstanding letters of credit were not material. We were in compliance with the covenants described in the 2014 Credit Agreement as of May 3, 2015.
Convertible Senior Notes
In connection with the acquisition of LSI on May 6, 2014, the Company completed the private placement of $1 billion in aggregate principal amount of its Convertible Notes to the Purchasers. The Convertible Notes are the Company’s unsecured senior obligations. The Convertible Notes pay interest semi-annually at a rate of 2.0% per year, payable in arrears on May 1 and November 1 of each year and will mature on August 15, 2021, unless repurchased, redeemed or converted in accordance with their terms prior to such date.
Subject to any limitations set forth in the Indenture, the Convertible Notes are convertible at any time until the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, the Convertible Notes may be settled in our ordinary shares, cash or a combination of cash and ordinary shares, at the Company’s option. The Convertible Notes were convertible at an initial conversion rate of 20.8160 ordinary shares per $1,000 principal amount of the Convertible Notes, which was equivalent to an initial conversion price of approximately $48.04 per ordinary share. The conversion rate is subject to adjustment under the terms of the Convertible Notes, including as a result of cash dividends on our ordinary shares in excess of $0.27 per share.
During the second half of fiscal year 2014 and the first two quarters of fiscal year 2015, quarterly dividends paid on our ordinary shares exceeded the dividend threshold for conversion price adjustment. As a result, as of May 3, 2015, the conversion rate had been adjusted to 20.8685 ordinary shares per $1,000 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $47.92 per ordinary share. As of May 3, 2015, the “if-converted” value of the Convertible Notes exceeded the principal amount by $1.6 billion.
As of May 3, 2015, the Company had $1 billion in aggregate principal amount of the Convertible Notes outstanding. At May 3, 2015, the Company was in compliance with the covenants described in the Indenture.
Subsequent to the fiscal quarter ended May 3, 2015, the Purchasers submitted to the Company conversion notices exercising their right to convert all of the Convertible Notes that they hold. See "Note 13. Subsequent Events" in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Contractual Commitments
See "Note 10. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report on Form 10-Q.
There were no other material changes to our contractual commitments as of May 3, 2015 from those disclosed in our 2014 Annual Report on Form 10-K other than those updated in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at May 3, 2015 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
Indemnifications
See "Note 10. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Accounting Changes and Recent Accounting Standards
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our unaudited condensed consolidated financial statements, see "Note 1. Overview, Basis of Presentation and Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2014 Annual Report on Form 10-K other than those noted below.
 Interest Rate Risk
At May 3, 2015, we had $4 billion of Term Loans outstanding under our 2014 Credit Agreement, with an applicable interest rate that is based on a floating rate index. A 1.0% increase in the applicable interest rate would increase the interest expense for the next 12 months on our outstanding Term Loans by $40 million.
As of May 3, 2015, we had $1 billion in aggregate principal amount of the Convertible Notes outstanding. The Convertible Notes may be settled in our ordinary shares, cash or a combination of cash and ordinary shares, at our option. We do not have economic interest rate exposure related to the Convertible Notes, as they have a fixed annual interest rate of 2.0%. We do, however, have interest rate risk because the fair value of the Convertible Notes will generally increase when interest rates fall and decrease when interest rates rise. Additionally, the fair value of the Convertible Notes may be impacted by the price of our common stock. See Note 5. "Borrowings" and Note 13. "Subsequent Events" under Part I, Item 1 of this Quarter Report on Form 10-Q for additional information on the Convertible Notes.
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
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial condition and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of May 3, 2015, we do not believe that we have any material direct or indirect exposure to the European financial markets.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of May 3, 2015. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of May 3, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Lawsuits Relating to the Acquisition of Broadcom
Following the announcement of our pending acquisition of Broadcom on May 28, 2015, four putative class action lawsuits were filed in the Superior Court of the State of California, County of Orange as of June 4, 2015 under the following captions: Xu v. Broadcom Corp., et al., Case No. 30-2015-00790689-CU-SL-CXC, filed June 1, 2015; Freed v. Broadcom Corp., et al., Case No. 30-2015-00790699-CU-SL-CXC, filed June 1, 2015; N.J. Building Laborers Statewide Pension Fund v. Samueli, et al., Case No. 00791484-CU-SL-CXC, filed June 4, 2015; and Yiu v. Broadcom Corp., et al., Case No. 00791490-CU-SL-CXC, filed June 4, 2015. A fifth putative class action was filed in the Superior Court of the State of California, County of Santa Clara, captioned Jew v. Broadcom Corp., et al., Case No. 115-CV-281353, filed June 2, 2015. The complaints name as defendants, among other parties, Avago, Broadcom, and members of Broadcom’s board of directors, and allege, among other claims, that members of Broadcom’s board breached their fiduciary duties by pursuing a flawed sale process and failing to obtain adequate consideration. The complaints further allege that Avago, among other parties, aided and abetted these purported breaches of fiduciary duty. The complaints seek, among other things, an order enjoining or rescinding the proposed acquisition and an award of attorney’s and other fees and costs. We believe these claims are entirely without merit and intend to vigorously defend these actions.
Lawsuits Relating to the Acquisition of Emulex
On March 3, 2015, two putative shareholder class action complaints were filed in the Court of Chancery of the State of Delaware against Emulex, its directors, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., or AT Wireless, and Emerald Merger Sub, Inc., or Merger Sub, captioned as follows: James Tullman v. Emulex Corporation, et al., Case No. 10743-VCL (Del. Ch.); Moshe Silver ACF/Yehudit Silver U/NY/UTMA v. Emulex Corporation, et al., Case No. 10744-VCL (Del. Ch.). On March 11, 2015, a third complaint was filed in the Delaware Court of Chancery, captioned Hoai Vu v. Emulex Corporation, et al., Case No. 10776-VCL (Del. Ch.). The complaints allege, among other things, that Emulex’s directors breached their fiduciary duties by approving the Agreement and Plan of Merger, dated February 25, 205, by and among AT Wireless , Merger Sub and Emulex, or the Merger Agreement, and that AT Wireless and Merger Sub aided and abetted these alleged breaches of fiduciary duty. The complaints seek, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as damages, including attorneys’ and experts’ fees. The Delaware Court of Chancery has entered an order consolidating the three Delaware actions under the caption In re Emulex Corporation Stockholder Litigation, Consolidated C.A. No. 10743-VCL. On June 5, 2015, the Court of Chancery dismissed the consolidated action without prejudice.
On April 8, 2015, a class action complaint was filed in the United States District Court for the Central District of California, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex, its directors, AT Wireless and Merger Sub, and purports to assert claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleges that the Board of Directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The complaint seeks to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs.
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
On October 31, 2014, lead plaintiffs filed a consolidated amended complaint. This complaint alleges, among other things, that PLX’s directors breached their fiduciary duties to PLX’s stockholders by seeking to sell PLX for an inadequate price, pursuant to an unfair process, and by agreeing to preclusive deal protections in the merger agreement. Plaintiffs also allege that Potomac Capital Partners II, L.P., Deutsche Bank Securities, Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and the acquisition subsidiary aided and abetted the alleged fiduciary breaches. Plaintiffs also allege that PLX’s 14D-9 recommendation statement contained false and misleading statements and/or omitted material information necessary to inform the shareholder vote. The complaint seeks, among other things, monetary damages and attorneys’ fees and costs. On November 26, 2014, defendants filed motions to dismiss the complaint for failure to state a claim as a matter of law. The motions were heard on April 15, 2015 and the Court has requested further briefing by June 15, 2015.
The Delaware class litigation is on-going.
Lawsuits Relating to the Acquisition of LSI
Fifteen purported class action complaints were filed by alleged stockholders of LSI against us. Eight of those lawsuits were filed in the Delaware Court of Chancery, and the other seven lawsuits were filed in the Superior Court of the State of California, County of Santa Clara on behalf of the same putative class as the Delaware actions, or the California Actions. On January 17, 2014, the Delaware Court of Chancery entered an order consolidating the Delaware actions into a single action, or the Delaware Action. These actions generally alleged that we aided and abetted breaches of fiduciary duty by the members of LSI's board of directors in connection with the merger because the merger was not in the best interest of LSI, the merger consideration was unfair and certain other terms of the merger agreement were unfair. Among other remedies, the lawsuits sought to rescind the merger or obtain unspecified money damages, costs and attorneys' fees.
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
For a discussion of legal proceedings, please refer to "Note 10. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report on Form 10-Q. For an additional discussion of certain risks associated with legal proceedings, please see Item 1A. Risk Factors immediately below.
Item 1A. Risk Factors
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our ordinary shares. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our 2014 Annual Report on Form 10-K. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements.
Risks Related to Our Business
The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a reasonably small number of direct customers, OEMs, or their contract manufacturers, and distributors for a majority of our business, revenue and results of operations, particularly in our wireless communications and enterprise storage segments. During the fiscal quarter and two fiscal quarters ended May 3, 2015, direct sales to Foxconn accounted for 21% and 24% of our net revenue, respectively, and our top 10 customers, which included three and four distributors, respectively, collectively accounted for 56% and 57% of our net revenue, respectively. During fiscal year 2014, direct sales to Foxconn accounted for 20% of our net revenue and our top 10 customers, which included three distributors, collectively accounted for 57% of our net revenue. However, we also believe our aggregate sales to Apple, Inc., when our direct sales to it are combined with indirect sales to the contract manufacturers that it utilizes, accounted for more than 10% of our net revenues for the fiscal quarter and two fiscal quarters ended May 3, 2015 and for fiscal year 2014. We expect to continue to experience significant customer concentration in future periods.
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
The failure to complete our acquisition of Broadcom may adversely affect our business and our share price.
Our and Broadcom’s obligations to consummate our acquisition of Broadcom are subject to the satisfaction or waiver of certain customary conditions, including (i) approval of the Transaction by both our and Broadcom’s shareholders, (ii) the expiration or termination of the waiting period under the HSR Act, (iii) receipt of regulatory clearance under certain foreign anti-trust laws, (iv) the absence of any law or order prohibiting or restraining the Transaction or any law making the consummation of the Transaction illegal, (v) there being no event that has or would reasonably be expected to have a material adverse effect on either us or Broadcom, (vi) subject to certain exceptions, the accuracy of the representations and warranties of the parties in the definitive agreement, and (vii) performance by us and Broadcom of their respective obligations under the Broadcom Agreement. There can be no assurance that these conditions to the completion of the Transaction will be satisfied in a timely manner or at all. In addition, other factors, such as our ability to obtain the debt financing we need to consummate the Transaction, may affect when and whether the merger will occur. If our acquisition of Broadcom is not completed, our share price could fall to the extent that our current price reflects an assumption that the acquisition will be completed. Furthermore, if the acquisition is not completed, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

•	we could be required to pay a termination fee of $1 billion to Broadcom under certain circumstances as described in the Broadcom Agreement;

•	we could be required to pay a termination fee of approximately $333 million to Broadcom in the event our shareholders fail to approve the Transaction;

•	we would have incurred significant costs in connection with the acquisition that we would be unable to recover;

•	we may be subject to legal proceedings related to the acquisition;

•	the failure to consummate the acquisition may result in negative publicity and a negative impression of us in the investment community; and

•
any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the merger is not consummated.

In addition, we would not realize any of the expected benefits of having completed the acquisition. Our pending acquisition of Broadcom, if completed, will be our largest acquisition to date, by a significant margin. The benefits we expect to realize from the acquisition of Broadcom are, necessarily, based on projections and assumptions about the combined businesses of Avago and Broadcom. Furthermore, if the acquisition closes, our ability to realize these benefits will depend, in part, on our ability to integrate the business of Broadcom successfully and efficiently with our business. Integration of the Broadcom business will be complex and time-consuming, will involve additional expense and could disrupt our business and divert management attention from ongoing business concerns.
We may pursue acquisitions, dispositions, investments and joint ventures, which could adversely affect our results of operations.
Our growth strategy includes the acquisition of, and investment in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities, such as our recent acquisitions of LSI, PLX and Emulex, and our pending acquisition of Broadcom. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, that we will be able to consummate any such transactions, or that such transactions will be successful. In addition, our original estimates and assumptions used in assessing any acquisition that we make may be inaccurate and we may not realize the expected financial or strategic benefits of any such acquisition. From time to time, we may also divest portions of our business, both acquired or otherwise, that are no longer strategically important or exit minority investments, such as our dispositions of the Flash and Axxia Businesses, which could materially affect our cash flows and results of operations for the period in which such events occur.
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
Any future acquisitions we make may also require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings and, in the case of equity or equity-linked financing, would be dilutive to our existing shareholders. We incurred a significant amount of debt in connection with our acquisition of LSI, which is secured by the substantial majority of our assets, and expect to incur a significant amount of debt in connection with our pending acquisition of Broadcom. In addition, Emulex had $175 million of Emulex Notes outstanding as of May 5, 2015. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability of acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.
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
Our ability to realize the anticipated benefits of the acquisition of LSI will depend on the timely integration and consolidation of organizations, operations, facilities, procedures, policies and technologies, and the harmonization of differences in the business cultures between the two companies and their personnel. The benefits we expect to realize from the acquisition of LSI are, necessarily, based on projections and assumptions about the combined businesses of Avago and LSI. The challenges involved in integrating LSI include:

•	improving LSI's operating margins;

•	modifications, if any, to tax structure;

•	leveraging banking relationships; and

•	rationalization of corporate structure.
Any failure to successfully complete the integration of the business, operations and employees of LSI, or to otherwise realize these benefits, could harm our results of operations.

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
A substantial portion of our revenue is generated from sales of products for use in mobile handsets, particularly our FBAR filter products, the market for which is growing and becoming increasingly competitive. During the two fiscal quarters ended May 3, 2015, revenue from our wireless communications segment accounted for 38% of our net revenue. The mobile handset market is characterized by intense competition among an increasingly concentrated group of OEMs, rapidly evolving technology, including the shift to LTE and LTE-advanced standards, and changing consumer preferences. These factors result in the frequent introduction of new products, aggressive price competition, short product life cycles, and continually evolving mobile handset specifications. If we, our customers or mobile handset OEMs are unable to manage product transitions, our business and results of operations could be negatively affected. Our success in this market is dependent on the continued competitiveness of our FBAR filter products, and on the broad commercial acceptance of the mobile handsets into which our products are incorporated, as well as increasing the amount of our products in successive generations of those handsets. If the mobile handsets into which our products are designed do not achieve significant customer acceptance, our revenue will be adversely affected. Similarly, even though we may achieve design wins for a particular handset, we may not be designed into the next generation of a particular handset or new model of handset, which could result in a sharp decrease in our revenues.
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

•
our ability to successfully and timely integrate, and realize the benefits of, our acquisitions of LSI, PLX and Emulex and any other significant acquisitions we may make, including our pending acquisition of Broadcom;

•	interest rate and currency fluctuations;

•	changes in our product mix or customer mix and their effect on our gross margin;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenues and royalty and other payments from IP sales and licensing arrangements;

•	new product announcements and introductions by us or our competitors;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	seasonality or cyclical fluctuations in our markets;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	IP disputes and associated litigation expenses;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.
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
To the extent we rely on third-party contract manufacturing relationships, we face the following risks:

•
inability of our manufacturers to develop and maintain manufacturing methods appropriate for our products, manufacturers' unwillingness or inability to devote adequate capacity to produce our products, and unanticipated discontinuation of, or changes to, their relevant manufacturing processes;

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
We purchase a significant portion of our semiconductor materials and finished goods from a few contract manufacturers and materials providers, some of which are single source suppliers. For the two fiscal quarters ended May 3, 2015, we purchased 53% of the materials for our manufacturing processes from five materials providers. For fiscal year 2014, we purchased 53% of the materials for our manufacturing processes from six materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our contract manufacturers or materials providers. Our manufacturing processes rely on many materials, including silicon and GaAs and InP wafers, copper lead frames, precious metals, mold compound, ceramic packages and various chemicals and gases. From time to time, suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of components or raw materials at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
We generate some of our revenue from licensing royalty payments and from technology claim settlements relating to certain of our IP, including IP we acquired from LSI. From time to time we pursue litigation to assert our IP rights, including, in some cases, against third parties with whom we have ongoing relationships, such as customers and suppliers. Conversely, third parties may pursue IP litigation against us, which may increase as a result of our IP licensing business. An adverse decision in such types of legal action could limit our ability to assert our IP rights and limit the value of our technology, including the loss of opportunities to sell or license our technology to others or to collect royalty payments based upon successful protection and assertion of our IP against others. In addition, such legal actions or adverse decisions could otherwise negatively impact our business, financial condition and results of operations.
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
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end-customers. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor either in arrears or in advance based on estimates. We recognize reserves for distributor rights related to these limited stock returns and price adjustments. We recognize revenues for sales to distributors upon delivery to the distributors, net of estimated provisions for these stock return and price adjustment programs. We have extended these programs to certain distributors in the United States, Asia and Europe and may extend them on a selective basis to some of our other distributors in these geographies. The reserves recognized for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates. These programs may require us to deploy a substantial amount of cash to fund them. As of May 3, 2015 and November 2, 2014, we had an aggregate of approximately $33 million and $34 million, respectively, on deposit with various distributors to fund these programs. The timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 20% and 25% of our net revenue for the two fiscal quarters ended May 3, 2015 and fiscal year 2014, respectively.
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
The enactment of legislation implementing changes in U.S. taxation of international business activities, the adoption of other tax reform policies or changes in tax legislation or policies in jurisdictions outside the U.S. could materially impact our financial position and results of operations.
Tax bills are introduced from time to time to reform U.S. taxation of international business activities. The Organization for Economic Co-operation and Development also recently released draft guidance covering various topics, including country-by-country reporting, and definitional changes to permanent establishment, and is in the process of issuing guidance on Base Erosion and Profit Shifting, or BEPS, an initiative which aims to standardize and modernize global tax policy. Depending on the final form of guidance adopted and legislation ultimately enacted, if any, there may be significant consequences for us due to the large scale of our international business activities. For example, adoption of BEPS by foreign jurisdictions in which we operate could result in changes to tax policies, including transfer pricing policies which could ultimately impact our tax liabilities to foreign jurisdictions. If any of these proposals are enacted into legislation, or if other international, consensus-based tax policies and principles are amended or implemented, they could have material adverse consequences on the amount of tax we pay and thereby on our financial position and results of operations.
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
We sell our products throughout the world. In addition, as of May 3, 2015, approximately 54% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. Our evaluation of the effectiveness of our internal control over financial reporting as of November 2, 2014 did not include the internal controls of LSI, which we acquired in May 2014, and PLX, which we acquired in August 2014. Even though, as of November 2, 2014, we concluded that our internal control over financial reporting (excluding LSI and PLX) was effective, we need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as we grow our business or acquire other businesses, including LSI and PLX, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire, could harm our operating results or cause us to fail to meet our reporting obligations. For example, we have migrated LSI's data and reporting onto our enterprise resource planning system. During the course of testing this migration we may discover problems with the conversion. Any such problems, may disrupt the accessibility or reliability of information necessary to provide timely, accurate information, which could cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.
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
As a result of our acquisition of LSI, we have a substantial amount of indebtedness outstanding, consisting of $4.0 billion in Term Loans, pursuant to the 2014 Credit Agreement, and $1 billion of our Convertible Notes. The 2014 Credit Agreement relating to the Term Loans also provides for our $500 million 2014 Revolving Credit Facility. The borrowers’ obligations under the 2014 Credit Agreement are guaranteed by a number of our subsidiaries and are secured, subject to certain exceptions, by all the assets of the borrowers, and each subsidiary guarantor. Subject to restrictions in the 2014 Credit Agreement, we may incur additional indebtedness and expect to incur a significant amount of indebtedness in connection with our pending acquisition of Broadcom. In addition, there were $175 million aggregate principal amount of Emulex Notes outstanding when we completed the acquisition of Emulex. All of the Emulex Notes are convertible into cash at an increased conversion rate until June 30, 2015 under the make-whole fundamental change provision of the indenture relating to the Emulex Notes.
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
Our ability to make scheduled payments of the principal of, to pay interest on, to refinance our debt, and to make interest payments or other payments upon conversion of the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the 2014 Credit Agreement, the Convertible Notes, the Emulex Notes and any future indebtedness we may incur and to make necessary capital expenditures. In addition, the Emulex Notes are subject to repurchase and may be converted for cash at an increased conversion rate through June 30, 2015. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our outstanding indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Convertible Notes or future indebtedness.
Holders may convert their Convertible Notes at their option at any time prior to the scheduled maturity of the Convertible Notes. Upon conversion of the Convertible Notes, we may elect to deliver ordinary shares, cash or a combination of cash and shares in respect of the principal amounts thereof. Any conversion of the Convertible Notes prior to their maturity, or acceleration of the repayment of the Convertible Notes or future indebtedness after any applicable notice or grace periods could have a material adverse effect on our business, financial condition, results of operations and financial condition. Even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal amount of the Convertible Notes as a current rather than long-term liability, which would result in a material adverse impact on our consolidated financial statements. In addition, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, up to, but not including, the fundamental change repurchase date. Upon the occurrence of a make-whole fundamental change, we may be required to increase the conversion rate for the Convertible Notes converted in connection with such a make-whole fundamental change. If we are required to or otherwise make repurchases of Convertible Notes surrendered therefor or elect to pay cash in respect of Convertible Notes being converted, it may have a material adverse effect on our cash flows and on our results of operations, particularly for the period in which any such payment is made. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the Indenture or to pay cash payable on future conversions of the Convertible Notes as required by the Indenture would constitute a default under the Indenture. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.
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
There is no treaty between the United States and Singapore providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters and a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the federal securities laws, would, therefore, not be automatically enforceable in Singapore. There is doubt whether a Singapore court may impose civil liability on us or our directors and officers who reside in Singapore in a suit brought in the Singapore courts against us or such persons with respect to a violation solely of the federal securities laws of the United States. Consequently, it may be difficult for investors to enforce against us, our directors or our officers in Singapore judgments obtained in the United States, which are predicated upon the civil liability provisions of the federal securities laws of the United States.
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
For a limited period of time, our directors have general authority to allot and issue new ordinary shares on such terms and conditions as may be determined by our Board in its sole discretion.
Under Singapore law, we may only allot and issue new ordinary shares with the prior approval of our shareholders in a general meeting. At our 2015 annual general meeting of shareholders, or AGM, our shareholders provided our directors with the general authority to allot and issue any number of new ordinary shares, which shall continue in force until the earlier of (i) the conclusion of our 2016 AGM, (ii) the expiration of the period within which the next annual general meeting is required by law to be held (i.e. within 15 months after the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders at a general meeting. Subject to the general authority to allot and issue new ordinary shares provided by our shareholders, the provisions of the Singapore Companies Act and our memorandum and articles of association, our Board may allot and issue new ordinary shares on such terms and conditions as they may think fit to impose. Any additional issuances of new ordinary shares by our directors may adversely impact the market price of our ordinary shares.

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
The trading price of our ordinary shares has, at times, fluctuated significantly. The trading price of our ordinary shares could be subject to wide fluctuations in response to many of the risk factors listed in this “Risk Factors” section, and others, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation and results of operations of our significant customers as well as companies perceived by investors to be comparable to us;

•	announcements of proposed acquisitions by us or our competitors, including the announcement of our pending acquisition of Broadcom;

•	announcements of, or expectations of additional debt or equity financing efforts;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	changes in our dividend or share repurchase policies.
These fluctuations are often unrelated or disproportionate to our operating performance. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our ordinary shares. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. We are also the subject of a number of lawsuits stemming from our acquisitions of LSI, PLX, Emulex and Broadcom. Securities litigation against us, including the lawsuits related to the LSI, PLX, Emulex and Broadcom transactions, could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.
Conversion of the Convertible Notes may dilute the ownership interest of existing shareholders, including holders who had previously converted their Convertible Notes, or may otherwise depress the price of our ordinary shares.
Under the terms of the Convertible Notes, we may elect to settle any conversions of the Convertible Notes in ordinary shares, cash or a combination of cash and shares. While we currently intend to settle the principal amount of any such conversions in cash, we may be unable or may elect not to do so. In such event, the conversion of some or all of the Convertible Notes into our ordinary shares will dilute the ownership interests of our existing shareholders to the extent we deliver shares upon conversion of any of the Convertible Notes. Based on the current effective conversion price, if all the Convertible Notes were converted into ordinary shares, this would result in the issuance of approximately 21 million additional shares. The Convertible Notes are convertible at any time and any sales in the public market of the ordinary shares issuable upon such conversion could adversely affect prevailing market prices of our ordinary shares. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into our ordinary shares could depress the price of our ordinary shares.
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
As of March 31, 2015, we believe that our five largest shareholders are institutional investors and that they hold over 35% of our outstanding ordinary shares in the aggregate. These institutional investors may sell their shares for a variety of reasons, including dissatisfaction with our short- or long-term results. These holders may sell their shares at any time and such sales could depress the market price of our ordinary shares, given the large amounts of our shares held by these investors. Such sales could also impair our ability to raise capital through the sale of additional equity securities.
There can be no assurance that we will continue to declare cash dividends or that we will repurchase shares.
Our Board has adopted a dividend policy pursuant to which the Company currently pays a cash dividend on our ordinary shares on a quarterly basis. The declaration and payment of any dividend is subject to the approval of our Board and our dividend may be discontinued or reduced at any time. Our 2014 share repurchase program expired on April 8, 2015. While our shareholders approved a share purchase mandate at our 2015 AGM, as of the date of this Quarterly Report on Form 10-Q our Board has not authorized a new program. Any such share repurchase program, if adopted, will not obligate us to repurchase any specific number of shares at any time, or at all. There can be no assurance that we will declare cash dividends or repurchase shares in the future in any particular amounts, or at all. Furthermore, we may declare dividends as interim dividends, which are wholly provisional under Singapore law and may be revoked by our Board at any time prior to the payment thereof.
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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results, particularly any guidance relating to the results of operations of acquired businesses or companies, such as LSI, PLX and Emulex, as our management will, necessarily, be less familiar with their business, procedures and operations. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Quarterly Report on Form 10-Q could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the fiscal quarter ended May 3, 2015.
Issuer Repurchases of Equity Securities
There were no share repurchases during the fiscal quarter ended May 3, 2015. The 2014 share repurchase mandate expired on April 8, 2015.
At our 2015 annual general meeting of shareholders, or AGM, on April 8, 2015, our shareholders approved our 2015 share purchase mandate pursuant to which we are authorized, upon Board approval, to repurchase up to approximately 26 million of our ordinary shares in open market transactions or pursuant to equal access schemes, up to the date on which our 2016 AGM is held or required by law to be held, or the 2015 share purchase mandate. The 2015 share purchase mandate will expire upon the earlier of the date of our 2016 AGM or the date by which the 2016 AGM is required by law to be held, unless such period is extended, varied or revoked by our shareholders at a general meeting. As of the date of this Quarterly Report on Form 10-Q, the Board had not approved any repurchases of our ordinary shares pursuant to the 2015 share purchase mandate.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed with or incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVAGO TECHNOLOGIES LIMITED
By:	/s/ Anthony E. Maslowski
Anthony E. Maslowski
Chief Financial Officer
Date: June 10, 2015

EXHIBIT INDEX

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

2.2*
Agreement and Plan of Merger, dated May 28, 2015, by and among Pavonia Limited, Avago Technologies Limited, Safari Cayman L.P., Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, Buffalo CS Merger Sub, Inc., Buffalo UT Merger Sub, Inc. and Broadcom Corporation.
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 29, 2015

3.1	Memorandum and Articles of Association	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	August 14, 2009

4.1	Form of Specimen Share Certificate for Registrant’s Ordinary Shares.	Amendment No. 3 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 14, 2009

4.2	Indenture, dated as of May 6, 2014, between Avago Technologies Limited and U.S. Bank National Association as Trustee, related to 2.0% Convertible Senior Notes due 2021.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 6, 2014

4.3	Form of Note (included in Exhibit 4.2).	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 6, 2014

4.4	Registration Rights Agreement, dated as of May 6, 2014, related to 2.0% Convertible Senior Notes due 2021 among Avago Technologies Limited, SLP Argo I Ltd. and SLP Argo II Ltd.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 6, 2014

10.1+	Continuing Employment Offer Letter, dated June 3, 2015, between Avago Technologies Limited and Charlie Kawwas.			X

10.2+	Severance Benefits Agreement, dated June 3, 2015, between Avago Technologies Limited and Charlie Kawwas.			X

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

99.1	Support Agreement, dated as of May 28, 2015, by and among Pavonia Limited, Avago Technologies Limited and Dr. Henry T. Nicholas III (together with certain of his affiliated entities).	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 29, 2015

99.1	Support Agreement, dated as of May 28, 2015, by and among Pavonia Limited, Avago Technologies Limited and Dr. Henry Samueli (together with certain of his affiliated entities).	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 29, 2015

101.INS†	XBRL Instance Document			X

101.SCH†	XBRL Schema Document			X

101.CAL†	XBRL Calculation Linkbase Document			X

101.DEF†	XBRL Definition Linkbase Document			X

101.LAB†	XBRL Labels Linkbase Document			X

101.PRE†	XBRL Presentation Linkbase Document			X

*
Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to the Agreement and Plan of Merger have been omitted. Avago hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

+	Indicates a management contract or compensatory plan or arrangement.
†
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at May 3, 2015 and November 2, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and two fiscal quarters ended May 3, 2015 and May 4, 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and two fiscal quarters ended May 3, 2015 and May 4, 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the fiscal quarter and two fiscal quarters ended May 3, 2015 and May 4, 2014 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.