Form 10-Q
period 2015-08-02
Avago Technologies LTD
filed 2015-09-10
CIK 1441634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 28, 2015 there were 275,361,245 of our ordinary shares, no par value per share, outstanding.

AVAGO TECHNOLOGIES LIMITED
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 2, 2015

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements — Unaudited

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in millions, except share amounts)

	August 2, 2015	November 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,354	$1,604
Trade accounts receivable, net	809	782
Inventory	507	519
Other current assets	390	302
Assets held-for-sale	109	628
Total current assets	3,169	3,835
Property, plant and equipment, net	1,392	1,158
Goodwill	1,729	1,596
Intangible assets, net	3,469	3,617
Other long-term assets	229	285
Total assets	$9,988	$10,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$501	$515
Employee compensation and benefits	230	219
Other current liabilities	175	236
Current portion of long-term debt	46	46
Total current liabilities	952	1,016
Long-term liabilities:
Convertible notes payable to related party	—	920
Long-term debt	3,915	4,543
Pension and post-retirement benefit obligations	467	506
Other long-term liabilities	373	263
Total liabilities	5,707	7,248
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, no par value; 274,908,309 shares and 254,330,630 shares issued and outstanding on August 2, 2015 and November 2, 2014, respectively	2,403	2,009
Retained earnings	1,927	1,284
Accumulated other comprehensive loss	(49)	(50)
Total shareholders’ equity	4,281	3,243
Total liabilities and shareholders’ equity	$9,988	$10,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in millions, except per share amounts)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Net revenue	$1,735	$1,269	$4,984	$2,679
Cost of products sold:
Cost of products sold	720	760	2,068	1,433
Amortization of intangible assets	129	105	355	141
Restructuring charges	2	11	5	16
Total cost of products sold	851	876	2,428	1,590
Gross margin	884	393	2,556	1,089
Research and development	276	240	762	461
Selling, general and administrative	143	137	368	278
Amortization of intangible assets	68	91	186	106
Restructuring and asset impairment charges	98	87	122	107
Total operating expenses	585	555	1,438	952
Operating income (loss)	299	(162)	1,118	137
Interest expense	(43)	(55)	(150)	(56)
Other income (expense), net	11	(2)	14	(2)
Income (loss) from continuing operations before income taxes	267	(219)	982	79
Provision for (benefit from) income taxes	23	(99)	61	(93)
Income (loss) from continuing operations	244	(120)	921	172
Income (loss) from discontinued operations (including a gain on disposal of $14 million for the three fiscal quarters ended August 2, 2015), net of income taxes	(4)	(44)	14	(44)
Net income (loss)	$240	$(164)	$935	$128

Basic income (loss) per share:
Income (loss) per share from continuing operations	$0.92	$(0.48)	$3.54	$0.69
Income (loss) per share from discontinued operations	$(0.01)	$(0.17)	$0.06	$(0.18)
Net income (loss) per share	$0.91	$(0.65)	$3.60	$0.51

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.85	$(0.48)	$3.25	$0.65
Income (loss) per share from discontinued operations	$(0.01)	$(0.17)	$0.05	$(0.17)
Net income (loss) per share	$0.84	$(0.65)	$3.30	$0.48

Weighted-average shares:
Basic	265	252	260	251
Diluted	287	252	283	265

Cash dividends declared and paid per share	$0.40	$0.29	$1.13	$0.81

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(in millions)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Net income (loss)	$240	$(164)	$935	$128
Other comprehensive income (loss), net of tax:
Unrealized gains and amendment on retirement-related benefit plans	—	—	—	2
Reclassification to net income (loss)	—	—	1	(3)
Other comprehensive income (loss)	—	—	1	(1)
Comprehensive income (loss)	$240	$(164)	$936	$127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in millions)

	Three Fiscal Quarters Ended
	August 2, 2015	August 3, 2014
Cash flows from operating activities:
Net income	$935	$128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	712	375
Amortization of debt issuance costs and accretion of debt discount	18	7
Share-based compensation	169	109
Tax benefits from share-based compensation	105	—
Excess tax benefits from share-based compensation	(102)	—
Non-cash portion of restructuring and asset impairment charges	75	—
Gain on sale of business	(14)	—
Deferred taxes	(35)	(20)
Other	20	7
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	22	110
Inventory	63	199
Accounts payable	(52)	(39)
Employee compensation and benefits	(12)	18
Other current assets and current liabilities	(130)	31
Other long-term assets and long-term liabilities	(38)	(131)
Net cash provided by operating activities	1,736	794
Cash flows from investing activities:
Proceeds from sale of business	650	—
Acquisition of businesses, net of cash acquired	(394)	(5,644)
Purchases of property, plant and equipment	(487)	(220)
Proceeds from disposal of property, plant and equipment	63	—
Purchases of investments	(9)	—
Proceeds from sale of investments	—	14
Net cash used in investing activities	(177)	(5,850)
Cash flows from financing activities:
Debt repayments	(1,627)	—
Payment of assumed debt	(178)	—
Proceeds from term loan borrowings	—	4,600
Proceeds from issuance of convertible senior notes	—	1,000
Debt issuance costs	—	(124)
Dividend payments to shareholders	(292)	(203)
Issuance of ordinary shares	186	86
Repurchases of ordinary shares	—	(12)
Excess tax benefits from share-based compensation	102	—
Proceeds from government grants	—	2
Payment of capital lease obligations	—	(1)
Net cash (used in) provided by financing activities	(1,809)	5,348
Net change in cash and cash equivalents	(250)	292
Cash and cash equivalents at the beginning of period	1,604	985
Cash and cash equivalents at end of period	$1,354	$1,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview, Basis of Presentation and Significant Accounting Policies
Overview
Avago Technologies Limited, or the Company, was organized under the laws of the Republic of Singapore in August 2005. We are a designer, developer and global supplier of a broad range of semiconductor devices with a focus on analog III-V based products and complex digital and mixed signal complementary metal oxide semiconductor based devices. We have a history of innovation and offer thousands of products that are used in end products such as smartphones, hard disk drives, computer servers, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, and factory automation and industrial equipment. We have four reportable segments: wireless communications, enterprise storage, wired infrastructure and industrial & other, which align with our target markets.
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ending November 1, 2015, or fiscal year 2015, is a 52-week fiscal year. The first quarter of our fiscal year 2015 ended on February 1, 2015, the second quarter ended on May 3, 2015 and the third quarter ended on August 2, 2015. Our fiscal year ended November 2, 2014, or fiscal year 2014, was also a 52-week fiscal year.
References herein to "the Company", "we", "our", "us" and "Avago" are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires.
Basis of Presentation
On November 18, 2014, we completed the sale of the LSI Corporation, or LSI, Axxia Networking Business and related assets, or the Axxia Business, for $650 million to Intel Corporation, or Intel. Refer to Note 13. "Discontinued Operations" for more information.
On May 5, 2015, we completed our acquisition of Emulex Corporation, or Emulex, a leader in network connectivity, monitoring and management, for an aggregate purchase price of $587 million, consisting of $582 million of cash paid to Emulex stockholders and $5 million for the fair value of partially vested assumed equity awards. The unaudited condensed consolidated financial statements include the results of operations of Emulex since May 5, 2015. Upon the acquisition of Emulex, we determined that we would sell Emulex's network visibility products business, which is not core to our business, referred to as Endace, to allow us to concentrate on other higher-growth opportunities. We classified Endace as held-for-sale as of August 2, 2015 and presented the results of this business since May 5, 2015 in income (loss) from discontinued operations in our unaudited condensed consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements include the accounts of Avago Technologies Limited and its wholly-owned subsidiaries and have been prepared by us in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 2, 2014 condensed consolidated balance sheet data were derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal year 2014, or 2014 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or SEC, but do not include all disclosures required by GAAP. Intercompany transactions and balances have been eliminated in consolidation.
The operating results for the fiscal quarter and three fiscal quarters ended August 2, 2015 are not necessarily indicative of the results that may be expected for fiscal year 2015, or for any other future period.
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
We sell our products primarily through our direct sales force and distributors, and to a small extent, through manufacturers' representatives. One direct customer accounted for 21% and 30% of our net accounts receivable balance at August 2, 2015 and November 2, 2014, respectively. During the fiscal quarter and three fiscal quarters ended August 2, 2015, one direct customer represented 21% and 23% of our net revenue, respectively. During the fiscal quarter and three fiscal quarters ended August 3, 2014, one direct customer represented 15% and 17% of our net revenue, respectively. The majority of the revenues from this customer was included in our wireless communications segment.
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
The changes in accrued warranty were not material for the fiscal quarter or three fiscal quarters ended August 2, 2015.
Net income (loss) per share. Basic net income (loss) per share is computed using the weighted-average number of ordinary shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of ordinary shares and potentially dilutive share equivalents outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money options, restricted share units, or RSUs, employee share purchase rights under the Avago Technologies Limited Employee Share Purchase Plan, or ESPP, (together referred to as equity awards) and the 2.0% Convertible Senior Notes due 2021 issued by Avago Technologies Limited, or the Convertible Notes. The dilutive effect of equity awards is calculated based on the average share price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising share options and to purchase shares under the ESPP, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recognized when equity awards become deductible for income tax purposes are collectively assumed to be used to repurchase ordinary shares. During the fiscal quarter ended August 2, 2015, the Convertible Notes were converted in full and the resulting conversion obligation settled by a combination of $1 billion in cash and the issuance of 13.8 million of our ordinary shares. The resulting incremental ordinary shares attributable to the conversion of the Convertible Notes are a component of diluted shares for the period prior to settlement and a component of basic weighted-average shares outstanding for the remainder of the period.
There were no material antidilutive equity awards for the fiscal quarter or three fiscal quarters ended August 2, 2015. Diluted net income (loss) per share for the fiscal quarter and three fiscal quarters ended August 3, 2014 excluded the potentially dilutive effect of weighted-average outstanding equity awards (options, RSUs and ESPP rights) to purchase 2 million and 1 million ordinary shares, respectively, as their effect was antidilutive. In the fiscal quarter ended August 3, 2014, we reported a net loss and excluded 8 million shares related to options, 7 million of incremental ordinary shares attributable to the conversion of the Convertible Notes and 1 million RSUs from the diluted loss per share computation.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in millions, except per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Net income (loss) (Numerator):
Income (loss) from continuing operations	$244	$(120)	$921	$172
Income (loss) from discontinued operations	(4)	(44)	14	(44)
Net income (loss)	$240	$(164)	$935	$128

Shares (Denominator):
Basic weighted-average ordinary shares outstanding	265	252	260	251
Add incremental shares for:
Dilutive effect of share options, RSUs and ESPP rights	13	—	12	7
Dilutive effect of Convertible Notes	9	—	11	7
Shares used in diluted computation	287	252	283	265

Basic income (loss) per share:
Income (loss) per share from continuing operations	$0.92	$(0.48)	$3.54	$0.69
Income (loss) per share from discontinued operations	$(0.01)	$(0.17)	$0.06	$(0.18)
Net income (loss) per share	$0.91	$(0.65)	$3.60	$0.51

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.85	$(0.48)	$3.25	$0.65
Income (loss) per share from discontinued operations	$(0.01)	$(0.17)	$0.05	$(0.17)
Net income (loss) per share	$0.84	$(0.65)	$3.30	$0.48
Supplemental cash flow disclosures. At August 2, 2015 and November 2, 2014, we had $43 million and $45 million, respectively, of unpaid purchases of property, plant, and equipment included in accounts payable and other current liabilities. Amounts reported as unpaid purchases will be recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the unaudited condensed consolidated statements of cash flows in the period in which they are paid.
Recently Adopted Accounting Guidance
In April 2014, the Financial Accounting Standards Board, or FASB, issued authoritative guidance that raises the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations, with early adoption permitted. We adopted this guidance early during the third fiscal quarter ended August 2, 2015. The impact on presentation of our results of operations and disclosures of discontinued operations and disposals of individually significant components are reflected in our consolidated financial statements presented herein.
In November 2014, the FASB issued authoritative guidance that provides guidance on whether and at what threshold an acquired business or not-for-profit organization can apply pushdown accounting. This guidance provides an option to apply pushdown accounting in the separate financial statements of an acquired entity upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The guidance was effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of this guidance did not impact our consolidated financial statements.
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
Recent Accounting Guidance Not Yet Adopted
In August 2015, the FASB issued an amendment to the accounting guidance related to the financial statement presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance related to debt issuance costs related to line-of-credit arrangements within an update issued in April 2015, deferral and presentation of debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.
In August 2015, the FASB deferred the effective date of the authoritative guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The guidance will be effective for the first quarter of our fiscal year 2019. Early adoption is permitted, but not before the first quarter of our fiscal year 2018. The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method and are currently evaluating the impact of this guidance on our consolidated financial statements.
In July 2015, the FASB issued an amendment to the accounting guidance related to the measurement of inventory. The amendment revises inventory to be measured at lower of cost and net realizable value from lower of cost or market. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. This guidance will be effective prospectively for the first quarter of our fiscal year 2018, with early application permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.
In May 2015, the FASB issued an amendment to permit a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. The amendment removes the requirement to categorize investments for which fair values are measured using the net asset value per share practical expedient. It also limits disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. The new guidance will be effective retrospectively to each prior reporting period presented for the first quarter of fiscal year 2017, with early application permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements including disclosures.
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
In April 2015, the FASB issued an amendment to the accounting guidance that provides a practical expedient to companies whose fiscal year end does not coincide with a calendar month-end. The practical expedient permits the entity to measure defined benefit plan assets and obligations using the calendar month-end that is closest to the entity’s fiscal year-end and apply the practical expedient consistently from year to year. This guidance will be effective prospectively for the first quarter of our fiscal year 2017, with early application permitted. The adoption of this guidance will not have a material effect on our financial condition and results of operations.
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

2. Acquisitions
Emulex Acquisition
On May 5, 2015, we acquired Emulex, a leader in network connectivity, monitoring and management. We acquired Emulex to broaden our portfolios to better serve the enterprise storage end market. Total consideration consisted of the following (in millions):

Cash paid to Emulex stockholders	$582
Fair value of partially vested assumed equity awards	5
Total purchase price	587
Less: cash acquired	188
Total purchase price, net of cash acquired	$399
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
Our preliminary allocation of the purchase price, net of cash acquired, is as follows (in millions):

Fair Value
Trade accounts receivable	$50
Inventory	61
Assets held-for-sale	83
Other current assets	7
Property, plant and equipment	28
Goodwill	138
Intangible assets	388
Other long-term assets	13
Accounts payable	(36)
Employee compensation and benefits	(20)
Other current liabilities	(15)
Long-term debt	(178)
Other long-term liabilities	(120)
Fair value of net assets acquired	$399

Our results of continuing operations for the fiscal quarter and three fiscal quarters ended August 2, 2015 include $89 million of net revenue related to the Emulex acquisition. It is impracticable to determine the effect on net income resulting from the Emulex acquisition for the fiscal quarter ended August 2, 2015, as we immediately integrated Emulex into our ongoing operations. Acquisition costs of $6 million incurred in connection with this acquisition are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the fiscal quarter and three fiscal quarters ended August 2, 2015.
Goodwill reflected the value of the skilled assembled workforce, sales growth from future new product offerings and services, and the anticipated unique synergies that would result from this acquisition. Goodwill is not deductible for tax purposes.
Refer to Note 3. "Supplemental Financial Information" for discussion on assets held-for-sale.

Intangible Assets
Identified intangible assets acquired consisted of the following:

	Fair Value (in millions)	Estimated Useful Lives (in years)
Developed technology	$227	4
Customer relationships	131	9
Trade names	10	5
Customer order backlog	5	0.25
Total identified finite-lived intangible assets	373
In-process research and development	15
Total identified intangible assets	$388
Developed technology represents technologies in Fibre Channel and Ethernet product categories that had attained technological feasibility. In-process research and development, or IPR&D, represents the acquired research and development projects that had not yet reached technological feasibility. The fair value of the developed technology and IPR&D intangible assets were estimated using the discounted cash flow method under the income approach. Under this method, the after-tax direct cash flows expected to be generated by the technologies were discounted over their remaining useful lives, net of contributions of other assets to those cash flows. The discount rates used were commensurate with the inherent risks associated with each type of asset and the level and timing of cash flows appropriately reflect market participant assumptions. Some of the significant assumptions inherent in the development of the identifiable intangible asset valuations, from the perspective of a market participant, include the estimated net cash flows by year by project or product, the appropriate discount rate to reflect the risk inherent in each future cash flow stream, and the assessment of each asset's life cycle.
The following table summarizes the details of the IPR&D projects as of August 2, 2015 ($ in millions):

Description	IPR&D	Discount Rate	Percentage of Completion at Acquisition	Estimated Cost to Complete	Expected Release Date (by fiscal year)
Fibre Channel product	$7	24%	33%	$26	2016
Ethernet product	$8	26%	48%	$7	2015
Customer relationships represent the existing relationships in the network connectivity product lines in the original equipment manufacturer, or OEM, Government and distributor channels. The customer relationships were fair valued using the incremental cash flow method under the income approach. Under this method, the fair value was calculated based on the present value of the incremental cash flows anticipated from existing customer relationships in place at the acquisition date versus having no such relationships and needing to replace those relationships. The main assumptions utilized in the incremental cash flow method were projected revenues from existing customer relationships, percentage of revenue lost due to the absence of existing customer relationships and a discount rate.
Trade names were fair valued using the relief-from-royalty method under the income approach. Under this method, the fair value was calculated based on the after-tax cost savings resulting from owning the trade names rather than paying licensing royalty fees. The main assumptions utilized in the relief-from-royalty method were projected revenues, market-based royalty rate and a discount rate.
Customer order backlog represents firm orders for products or services that were in place as of the acquisition date and was valued on a direct cash flow basis.
We believe the amount of purchased intangible assets recorded as developed technology, customer relationships, trade names, backlog and IPR&D represent the fair value of and approximate the amount a market participant would pay for these intangible assets as of the acquisition date.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Emulex had been acquired as of the beginning of fiscal year 2014. The pro forma information includes adjustments primarily for amortization of intangible assets acquired, depreciation of property, plant and equipment acquired, the purchase accounting effect on inventory acquired, share-based compensation expense related to assumed equity awards and restructuring charges in connection with the acquisition. The pro forma data is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2014 or of the results of future operations of the combined business. Consequently, actual results differ from the unaudited pro forma information presented below (in millions, except for per share amounts):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Pro forma net revenue	$1,735	$1,362	$5,178	$2,988
Pro forma income (loss) from continuing operations	$317	$(142)	$929	$38
Pro forma income (loss) per share from continuing operations - basic	$1.20	$(0.56)	$3.57	$0.15
Pro forma income (loss) per share from continuing operations - diluted	$1.10	$(0.56)	$3.28	$0.14
Pending Acquisition of Broadcom Corporation
On May 28, 2015, we entered into an Agreement and Plan of Merger, or the Broadcom Agreement, by and among Broadcom Corporation, or Broadcom, Pavonia Limited, a limited company incorporated under the laws of the Republic of Singapore, or Holdco, Safari Cayman L.P., an exempted limited partnership formed under the laws of the Cayman Islands and a direct wholly-owned subsidiary of Holdco, or the Partnership, Avago Technologies Cayman Holdings Ltd., an exempted company incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of the Partnership, or Intermediate Holdco, Avago Technologies Cayman Finance Limited, an exempted company incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of Intermediate Holdco, or Finance Holdco, Buffalo CS Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Finance Holdco, and Buffalo UT Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Finance Holdco, which provides for a proposed business combination transaction between us and Broadcom, or the Broadcom Transaction.
As a result of the Broadcom Transaction, at closing, each share of Broadcom common stock will be converted into the right to receive, at the election of each holder of such Broadcom common stock and subject to pro-ration in accordance with the Broadcom Agreement, cash or equity interests in either Holdco or the Partnership. Upon the terms and subject to the conditions set forth in the Broadcom Agreement, Broadcom shareholders will have the ability to elect to receive, with respect to each issued and outstanding share of Broadcom common stock: (a) $54.50 per share in cash; (b) 0.4378 freely-tradable ordinary shares in Holdco; or (c) 0.4378 exchangeable limited partnership units in the Partnership, or restricted exchangeable units, that are designed to be the economic equivalent of 0.4378 ordinary shares of Holdco, which cannot be transferred, sold or hedged for a period of one to two years after closing and which will be subject to related anti-hedging prohibitions. The foregoing exchange ratios are fixed. The shareholder election will be subject to a pro-ration mechanism, which is anticipated to result in payment, in the aggregate, of approximately $17 billion in cash consideration and the economic equivalent of approximately 140 million of our ordinary shares (assuming no more than 50% of outstanding shares of Broadcom common stock elect restricted exchangeable units), resulting in Broadcom shareholders owning approximately 33% of the combined company. Based on the closing share price of our ordinary shares as of May 27, 2015, the implied value of the total transaction consideration for Broadcom was $37 billion. As a result of the Broadcom Transaction, at closing, all our issued ordinary shares as of immediately prior to the effective time of the Broadcom Transaction will be exchanged on a one-to-one basis for new ordinary shares of Holdco. We intend to finance the $17 billion of cash consideration with cash on hand from both companies and $9 billion in new, fully-committed debt financing from a consortium of banks. We also intend to refinance substantially all of our and Broadcom's existing debt with committed debt financing, presently aggregating approximately $6 billion.
At the closing of the Broadcom Transaction, each unvested Broadcom option and RSU will be assumed by Holdco, on the same terms and conditions as were applicable to such Broadcom option or RSU (including with respect to vesting), and converted to an equivalent equity award to receive Holdco ordinary shares appropriately adjusted to take into account the Broadcom Transaction consideration. All vested, in-the-money Broadcom stock options and RSUs, after giving effect to any acceleration or vesting that occurs as a result of the Broadcom Transaction, will be cashed out. Any vested out-of-the-money Broadcom option will be cancelled for no consideration.
At the closing of the Broadcom Transaction, each outstanding Avago option and RSU will be assumed by Holdco, on the same terms and conditions as were applicable to such Avago option or RSU (including with respect to vesting and, in case of Avago options, exercise price), and converted to an equivalent equity award to receive the same number of Holdco ordinary shares as were subject to, and on the same terms as, the underlying Avago option or RSU.
The Broadcom Transaction has been unanimously approved by the boards of directors of both companies, as well as a special committee of the independent directors of Broadcom. Consummation of the Broadcom Transaction is subject to the satisfaction or waiver of the conditions set forth in the Broadcom Agreement, including approval of the Broadcom Transaction by our shareholders and Broadcom shareholders, the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and the receipt of regulatory clearance under certain foreign anti-trust laws, as well as other customary closing conditions. On August 11, 2015, we announced that the waiting period under the HSR Act had expired.
Avago and Broadcom may each terminate the Broadcom Agreement under certain circumstances, and in connection with the termination of the Broadcom Agreement under specified circumstances, Avago or Broadcom may be required to pay the other party a termination fee of $1 billion. Additionally, in the event that either Avago or Broadcom terminates the Broadcom Agreement as a result of the failure by either party’s shareholders to approve the Broadcom Transaction, Broadcom or Avago, as the case may be, must pay the other party a fee of approximately $333 million.
Avago and Broadcom have each made customary covenants in the Broadcom Agreement, including, without limitation, covenants not to solicit alternative transactions or, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction.
We currently expect the Broadcom Transaction to close by the end of the first calendar quarter of 2016.
3. Supplemental Financial Information
Inventory
Inventory consists of the following (in millions):

	August 2, 2015	November 2, 2014
Finished goods	$157	$185
Work-in-process	257	250
Raw materials	93	84
Total inventory	$507	$519
Assets held-for-sale
The following tables summarize components of assets held-for-sale (in millions):

August 2, 2015
Real property	$49
Endace	34
Fiber optics subsystems assets	26
Total assets held-for-sale	$109

November 2, 2014
Axxia Business:
Inventory	$14
Property, plant and equipment, net	22
Goodwill	91
Intangible assets, net	475
Total Axxia Business	602
Real property	26
Total assets held of sale	$628
As of August 2, 2015, the real property primarily represented the former Emulex headquarters that we classified as held-for-sale upon the completion of the Emulex acquisition. The carrying value of Endace as of August 2, 2015 represents the fair value determined in the preliminary purchase price allocation of Emulex acquisition, adjusted for operating activities since the acquisition date.
During the fiscal quarter ended August 2, 2015, we realigned certain product groups within our wired infrastructure segment and on August 24, 2015, we agreed to sell certain fiber optics subsystems assets to a third party. The transaction is subject to customary closing conditions, including the receipt of certain government approvals.
During the three fiscal quarters ended August 2, 2015, the Company completed the sales of the Axxia Business and former PLX Technology, Inc., or PLX, headquarters, both of which were classified as assets held-for-sale as of November 2, 2014.

4. Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill by segment (in millions):

	Wireless Communications	Wired Infrastructure	Enterprise Storage	Industrial & Other	Total
Balance as of November 2, 2014	$261	$292	$907	$136	$1,596
Emulex acquisition	—	—	138	—	138
Reclassification to assets held-for-sale	—	(5)	—	—	(5)
Balance as of August 2, 2015	$261	$287	$1,045	$136	$1,729
Intangible Assets
Intangible assets consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of August 2, 2015:
Purchased technology	$2,878	$(1,036)	$1,842
Customer and distributor relationships	1,702	(409)	1,293
Other (1)	298	(129)	169
Intangible assets subject to amortization	4,878	(1,574)	3,304
In-process research and development	165	—	165
Total	$5,043	$(1,574)	$3,469

As of November 2, 2014:
Purchased technology	$2,651	$(682)	$1,969
Customer and distributor relationships	1,570	(264)	1,306
Other (1)	275	(87)	188
Intangible assets subject to amortization	4,496	(1,033)	3,463
In-process research and development	154	—	154
Total	$4,650	$(1,033)	$3,617
_________________________________
(1) Primarily represents trademarks and customer order backlog.
During the third quarter of fiscal year 2015, we recorded $373 million of intangible assets subject to amortization with a weighted-average amortization period of six years in connection with the Emulex acquisition.
Amortization expense of intangible assets for the periods presented is as follows (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Cost of products sold	$129	$105	$355	$141
Operating expenses	68	91	186	106
Total amortization of intangible assets	$197	$196	$541	$247

Based on the amount of intangible assets subject to amortization at August 2, 2015, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year
2015 (remainder)	$191
2016	715
2017	625
2018	494
2019	416
2020	338
Thereafter	525
$3,304
The weighted-average remaining amortization period for each intangible asset category at August 2, 2015 is as follows (in years):

Amortizable intangible assets:
Purchased technology	7
Customer and distributor relationships	7
Other	6
5. Retirement Plans and Post-Retirement Benefits
Defined Benefit Plans
As a result of our acquisition of LSI on May 6, 2014, we assumed LSI's defined benefit pension plans, covering certain U.S. and non-U.S. employees, under which we are obligated to make future contributions to fund benefits to participants. The U.S. defined benefit pension plans include a management plan and a represented plan. Benefits under the management plan are provided under either an adjusted career-average-pay program or a cash-balance program. Benefits under the represented plan are based on a dollar-per-month formula. Benefit accruals under the management plan were frozen in 2009. Participants in the adjusted career-average-pay program no longer earn service accruals. Participants in the cash-balance program no longer earn service accruals, but continue to earn 4% interest per year on their cash-balance accounts. There are no active participants under the represented plan. We also assumed a non-qualified supplemental pension plan in the U.S. in the LSI acquisition, which principally provides benefits based on compensation in excess of amounts that can be considered under the management plan. We also assumed pension plans covering certain non-U.S. employees in that transaction.
Net Periodic Benefit Cost (Income)
The following table summarizes the components of the net periodic benefit income for the periods presented (in millions):

	Pension Benefits
	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Service cost	$1	$—	$2	$2
Interest cost	16	16	47	16
Expected return on plan assets	(20)	(18)	(59)	(19)
Net actuarial loss and prior service cost	—	—	1	1
Total net periodic benefit cost income	$(3)	$(2)	$(9)	$—
During the fiscal quarter and three fiscal quarters ended August 2, 2015, we contributed $10 million and $26 million, respectively, to our defined benefit pension plans. We expect to contribute an additional $36 million to our defined benefit pension plans during the remainder of fiscal year 2015.

6. Borrowings
Term Loans and Revolving Credit Facility
In connection with our acquisition of LSI on May 6, 2014, certain of our subsidiaries entered into a credit agreement with the lenders named therein, or the 2014 Credit Agreement. The 2014 Credit Agreement provides for term loans of $4.6 billion, or Term Loans, and for our senior secured, revolving credit facility in an aggregate principal amount of up to $500 million, or the 2014 Revolving Credit Facility. Additionally, it provides for swingline loans of up to $75 million and the issuance of letters of credit of up to $100 million, both of which reduce the amount that may be borrowed under the 2014 Revolving Credit Facility. The Term Loans have a term of seven years and as of August 2, 2015, had an effective interest rate of 4.15%. In March 2015, we made a $593 million principal prepayment on the Term Loans and, as a result, we wrote off $13 million of debt issuance costs, which was reported as a component of other income (expense), net in the unaudited condensed consolidated statements of operations. As of August 2, 2015 and November 2, 2014, the outstanding principal balance of Term Loans was $3,961 million and $4,589 million, respectively. We were in compliance with the covenants described in the 2014 Credit Agreement as of August 2, 2015.
The 2014 Revolving Credit Facility has a term of five years. As of August 2, 2015 and November 2, 2014, there were no borrowings outstanding under the 2014 Revolving Credit Facility and letters of credit outstanding were not material.
Unamortized debt issuance costs associated with the Term Loans and 2014 Revolving Credit Facility as of August 2, 2015 and November 2, 2014, were $90 million and $115 million, respectively, and are included in other current assets and other long-term assets on the unaudited condensed consolidated balance sheets. Amortization of debt issuance costs related to the Term Loans and 2014 Revolving Credit Facility was $4 million and $12 million for the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively, and $4 million for the fiscal quarter and three fiscal quarters ended August 3, 2014, and was reported as a component of interest expense in the unaudited condensed consolidated statements of operations.
Convertible Senior Notes
In connection with our acquisition of LSI on May 6, 2014, the Company completed the private placement of $1 billion in aggregate principal amount of its Convertible Notes to two entities affiliated with Silver Lake Partners, or the Purchasers. The Convertible Notes were the Company’s unsecured senior obligations. Interest was payable on the Convertible Notes, semi-annually in arrears, at a rate of 2.0% per year, and the Convertible Notes were scheduled to mature on August 15, 2021. Subject to any limitations set forth in the indenture related to the Convertible Notes, upon conversion, the Convertible Notes could be settled in our ordinary shares, in cash or in a combination of cash and ordinary shares, at the Company’s option.
On June 1, 2015, the Purchasers submitted to the Company conversion notices exercising their right to convert all of the outstanding Convertible Notes. The Company satisfied its resulting conversion obligation of $2.8 billion, by paying an aggregate of approximately $1 billion in cash, representing the principal amount of the Convertible Notes, and delivering an aggregate of 13.8 million of the Company's ordinary shares, in each case pursuant to the terms of the indenture related to the Convertible Notes. The Company recognized an immaterial gain related to the conversion of the Convertible Notes.
The carrying value of the components of the Convertible Notes as of November 2, 2014 was as follows (in millions):

November 2, 2014
Convertible notes liability component:
Principal balance	$1,000
Less: debt discount	80
Net carrying amount	$920

Equity component carrying amount	$85
The estimated fair value of the Convertible Notes as of November 2, 2014, was $871 million, which was determined based on inputs that are observable in the market under Level 2 of the fair value hierarchy.

The following table sets forth interest expense recognized related to Convertible Notes for the periods presented (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Contractual coupon interest	$2	$5	$12	$5
Accretion of debt discount @ 3.32%	—	3	6	3
Total	$2	$8	$18	$8

As a result of the acquisition of Emulex, all of the $175 million aggregate principal amount of Emulex's 1.75% Convertible Senior Notes due November 15, 2018, or Emulex Notes, became convertible at an increased conversion rate until June 30, 2015, under the make-whole fundamental change provision of the Emulex Notes. As a result of the acquisition, upon conversion, holders of the Emulex Notes were only entitled to receive cash payments based on the $8.00 per share consideration price. All of the outstanding Emulex Notes were converted at this increased conversion rate resulting in aggregate cash payments of approximately $178 million.
Principal Payments of Long-term Debt
At August 2, 2015, future scheduled principal payments for our outstanding Term Loans, including the current portion, are summarized as follows (in millions):

Fiscal Year
2015 (remainder)	$12
2016	46
2017	46
2018	46
2019	46
2020	46
Thereafter	3,719
Total	$3,961
7. Shareholders’ Equity
Share Repurchase Program
No shares were repurchased during the three fiscal quarters ended August 2, 2015 under the 2015 or 2014 share repurchase mandate. The 2014 share repurchase mandate expired on April 8, 2015. At our 2015 annual general meeting of shareholders on April 8, 2015, shareholders approved our 2015 share purchase mandate, pursuant to which we are authorized, upon the approval of the Board, to repurchase up to approximately 26 million of our ordinary shares in open market transactions or pursuant to equal access schemes, up to the date on which our 2016 annual general meeting of shareholders is held or required by law to be held, or the 2015 share purchase mandate. As of the date of this Quarterly Report on Form 10-Q, the Board had not approved any repurchases of our ordinary shares pursuant to the 2015 share purchase mandate.
Dividends
We paid cash dividends of $0.40 and $0.29 per ordinary share, or $104 million and $73 million, during the fiscal quarters ended August 2, 2015 and August 3, 2014, respectively. We paid aggregate cash dividends of $292 million and $203 million during the three fiscal quarters ended August 2, 2015 and August 3, 2014, respectively.

Share-Based Compensation Expense
The following table summarizes share-based compensation expense reported in continuing operations related to share-based awards granted to employees and directors for the periods presented (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Cost of products sold	$7	$6	$19	$12
Research and development	31	20	77	38
Selling, general and administrative	25	24	73	54
Total share-based compensation expense	$63	$50	$169	$104
The fair values of our time-based options and ESPP purchase rights were estimated using the Black-Scholes option pricing model. Certain equity awards granted in the fiscal quarters and three fiscal quarters ended August 2, 2015 and August 3, 2014, respectively, included both service and market conditions. The fair value of market-based awards was estimated using Monte Carlo simulation techniques. The fair value of RSUs was estimated using the closing market price of our ordinary shares on the date of grant, reduced by the present value of dividends expected to be paid on our ordinary shares prior to vesting.
In connection with the Emulex acquisition, the Company assumed certain stock options and RSUs originally granted by Emulex. Share-based compensation expense in the third quarter of fiscal year 2015 included $2 million related to assumed Emulex stock options and RSUs.
The weighted-average assumptions utilized for our time-based options, ESPP purchase rights and market-based awards granted for the periods presented are shown in the tables below.

	Time-Based Options
	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Risk-free interest rate	0.3%	0.5% - 1.4%	1.2%	0.5% - 1.3%
Dividend yield	1.3%	1.6%	1.4%	1.7%
Volatility	37.0%	35.0%	35.0%	35.0%
Expected term (in years)	1.1	1.9 - 4.3	3.8	1.9 - 4.3

	ESPP Purchase Rights
	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Risk-free interest rate	0.2%	0.1%	0.1%	0.1%
Dividend yield	1.2%	1.7%	1.3%	1.9%
Volatility	37.0%	31.0%	34.0%	33.0%
Expected term (in years)	0.5	0.5	0.5	0.5

	Market-Based Awards
	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Risk-free interest rate	1.4%	2.2%	1.4%	2.3%
Dividend yield	1.1%	1.6%	1.2%	1.8%
Volatility	35.0%	45.0%	36.0%	45.0%
Expected term (in years)	4.0	7.0	4.4	7.0
The dividend yields for the fiscal quarters and three fiscal quarters ended August 2, 2015 and August 3, 2014 were based on the dividend yield as of the respective award grant dates. For the fiscal quarters and three fiscal quarters ended August 2, 2015 and August 3, 2014, expected volatility for time-based and market-based options were based on our own historical share price volatility or combining historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from our own traded ordinary shares with a term of 180 days measured at a specific date.

The risk-free interest rate was derived from the average U.S. Treasury Strips rate during the period, which approximated the rate in effect at the time of grant.
For the fiscal quarters and three fiscal quarters ended August 2, 2015 and August 3, 2014, the expected term for time-based options was based on a weighted-average combining the average life of options that have already been exercised or cancelled with the expected life of all unexercised options. The expected life for unexercised options was calculated assuming that the options will be exercised at the midpoint of the vesting date (if unvested) or the valuation date (if vested) and the full contractual term.
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
The total unrecognized compensation cost of time and market-based options granted but not yet vested as of August 2, 2015 was $161 million, which is expected to be recognized over the remaining weighted-average service period of 2.5 years.
Total unrecognized compensation cost related to the ESPP purchase rights as of August 2, 2015 was $1 million and is expected to be recognized over the remaining portion of the current offering period under the ESPP, which ends on September 14, 2015. Total unrecognized compensation cost related to unvested RSUs and unvested market-based RSUs as of August 2, 2015 was $407 million, which is expected to be recognized over the remaining weighted-average service period of 3.3 years.
Equity Incentive Award Plans
A summary of option award activity related to our equity incentive plans is as follows (in millions, except years and per share amounts):

	Option Awards Outstanding
	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of November 2, 2014	29	$44.97
Granted	1	$95.97
Exercised	(5)	$33.56
Cancelled	(2)	$65.76
Balance as of August 2, 2015	23	$47.48	4.83	$1,764
Vested as of August 2, 2015	10	$36.73	4.20	$851
Fully vested and expected to vest as of August 2, 2015	22	$47.07	4.81	$1,712
The total intrinsic values of options exercised during the fiscal quarters ended August 2, 2015 and August 3, 2014 were $136 million and $52 million, respectively. Total intrinsic values of options exercised during the three fiscal quarters ended August 2, 2015 and August 3, 2014 were $470 million and $121 million, respectively.
A summary of RSU activity related to our equity incentive plans is as follows (in millions, except years and per share amounts):

	RSU Awards Outstanding
	Number Outstanding	Weighted- Average Grant Date Fair Market Value	Weighted- Average Remaining Contractual Life (in years)
Balance as of November 2, 2014	4	$48.82
Granted	3	$119.34
Vested	(1)	$56.44
Forfeited	(1)	$74.49
Balance as of August 2, 2015	5	$94.84	1.90
Employee Share Purchase Plan
No shares were issued under the ESPP during the fiscal quarters ended August 2, 2015 or August 3, 2014. A total of 0.1 million shares were issued under the ESPP during each of the three fiscal quarters ended August 2, 2015 and August 3, 2014.

8. Income Taxes
For the fiscal quarter and three fiscal quarters ended August 2, 2015, we recorded an income tax provision of $23 million and $61 million, respectively, compared to an income tax benefit of $99 million and $93 million for the fiscal quarter and three fiscal quarters ended August 3, 2014, respectively. The income tax benefits recorded for all periods in 2014 were largely due to the reversal of net deferred tax liabilities resulting from the amortization of acquired intangible assets and the recognition of previously unrecognized tax benefits as a result of lapses in statutes of limitations. In addition, the increase in income tax provision was due to the increase in profit before tax.
In connection with our acquisition of Emulex during the third quarter of fiscal year 2015, net deferred tax liabilities were established on the acquired identifiable intangible assets, and on the excess of the financial reporting basis over the tax basis of acquired investments in certain foreign subsidiaries that have not been indefinitely reinvested. Upon finalization of our combined company legal structure, additional adjustments to our net deferred taxes may be required.
The income tax provision for the fiscal quarter and three fiscal quarters ended August 2, 2015 included a benefit from the net recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods of $2 million and $11 million, respectively, compared to zero and $14 million for the fiscal quarter and three fiscal quarters ended August 3, 2014, respectively. The income tax provision for the three fiscal quarters ended August 2, 2015 also included a discrete benefit of $15 million from the retroactive reinstatement of the U.S. Federal Research and Development tax credit from January 1, 2014 to December 31, 2014, with the enactment of the Tax Increase Prevention Act of 2014.
Unrecognized Tax Benefits
During the three fiscal quarters ended August 2, 2015, gross unrecognized tax benefits increased by $138 million, net of $12 million of decreases from lapses of statutes of limitations as compared to the corresponding prior year fiscal period. The balance of gross unrecognized benefits was $625 million as of August 2, 2015. The increase in the gross unrecognized tax benefits is primarily a result of our acquisition of Emulex. Uncertain tax positions assumed in connection with our acquisitions are initially estimated as of the acquisition date. We continue to reevaluate these items with any adjustments to our preliminary estimates being recorded to goodwill, provided that we are within the measurement period, and we continue to collect information in order to determine their estimated value.
Accrued interest and penalties are included in other long-term liabilities on our unaudited condensed consolidated balance sheets. As of August 2, 2015 and November 2, 2014, the combined amount of cumulative accrued interest and penalties was approximately $48 million and $23 million, respectively. The increase in cumulative accrued interest and penalties as of August 2, 2015 is primarily a result of our acquisition of Emulex.
Certain of our unrecognized tax benefits will affect our effective tax rate if they are ultimately recognized upon favorable resolution of the related uncertain tax positions. As of August 2, 2015 and November 2, 2014, approximately $606 million and $469 million, respectively, of the unrecognized tax benefits (including accrued interest and penalties) would affect our effective tax rate if recognized. We are subject to Singapore income tax examinations for the years ended October 31, 2010 and later, and in major jurisdictions outside Singapore for fiscal years 2007 and later. Emulex is currently under examination by the Internal Revenue Service, or IRS, for its fiscal years 2007 through 2013.
Absent any resolution of the Emulex IRS audit discussed above, we believe it is possible that we may recognize up to $5 million of all other existing unrecognized tax benefits within the next 12 months as a result of lapses of the statute of limitations for certain audit periods.
9. Segment Information
Reportable Segments
During the fourth quarter of fiscal year 2014, we changed our organizational structure resulting in four reportable segments: wireless communications, enterprise storage, wired infrastructure and industrial & other. These segments align with our principal target markets. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who has been identified as the Chief Operating Decision Maker, or CODM, as defined by authoritative guidance on segment reporting, in determining how to allocate resources and evaluate performance. The segments are determined based on several factors, including client base, homogeneity of products, technology, delivery channels and similar economic characteristics. The amounts for the fiscal quarter and three fiscal quarters ended August 3, 2014 have been revised to conform to the current year’s presentation.
Wireless Communications. We support the wireless communications industry with a broad variety of radio frequency, or RF, semiconductor devices that amplify, as well as selectively filter, RF signals. In addition to RF devices, we provide a variety of optoelectronic sensors for mobile handset applications.
Enterprise Storage. This segment consists of LSI's storage products, PLX's Peripheral Component Interconnect Express, or PCIe, switches and bridges and Emulex's network and storage connectivity products. LSI's storage products enable secure movement of digital data to and from host machines, such as servers, personal computers and storage systems, to the underlying storage devices, such as hard disk drives, or HDDs, and solid state drives, or SSDs. We provide read channel-based system-on-a-chip, or SoCs, and preamplifiers to HDD OEMs. We also provide custom flash controllers to SSD OEMs, and serial attached SCSI and redundant array of independent disks controller and adapter solutions to server and storage system OEMs. PLX's PCIe devices are interconnect semiconductors supporting the PCIe communication standards and are the primary interconnection mechanism inside computing systems. Emulex's network and connectivity products include Fibre Channel Host Bus Adapters, which connect host computers such as servers to Fibre Channel Storage Area Networks, or FC SANs. FC SANs are networks dedicated to storage traffic and enable high speed and secure connections between multiple host computers to one or more storage arrays.
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
Depreciation expense directly attributable to each reportable segment is included in operating income for each segment. However, the CODM does not evaluate depreciation expense by operating segment and, therefore, it is not separately presented. There was no inter-segment revenue for the fiscal quarter or three fiscal quarters ended August 2, 2015 or August 3, 2014. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The following tables present our net revenue and operating income by reportable segment for the periods presented (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Net revenue:
Wireless communications	$616	$364	$1,856	$1,061
Enterprise storage	588	404	1,541	404
Wired infrastructure	372	352	1,101	799
Industrial & other	159	149	486	415

Operating income:
Wireless communications	$285	$134	$871	$365
Enterprise storage	225	130	588	130
Wired infrastructure	130	89	345	191
Industrial & other	78	57	243	181
Unallocated expenses	(419)	(572)	(929)	(730)

10. Related Party Transactions
2.0% Convertible Senior Notes due 2021
The Purchasers of the Convertible Notes are two entities affiliated with Silver Lake Partners, of which Kenneth Hao, one of our directors, is a Managing Partner and Managing Director. During the fiscal quarter ended August 2, 2015, the Purchasers submitted to the Company conversion notices exercising their right to convert all of the Convertible Notes that they hold. See Note 6. "Borrowings" for more information on the conversion of the Convertible Notes.
In connection with the issuance of the Convertible Notes, the Company and Purchasers also entered into a registration rights agreement pursuant to which the Purchaser have certain registration rights with respect to the Convertible Notes and our ordinary shares issued upon conversion of the Convertible Notes.
Silicon Manufacturing Partners Pte. Ltd.
As a result of the acquisition of LSI, we acquired a 51% equity interest in Silicon Manufacturing Partners Pte. Ltd., or SMP, a joint venture with GLOBALFOUNDRIES. We have a take-or-pay agreement with SMP under which we have agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit, or IC, manufacturing facility and GLOBALFOUNDRIES has agreed to purchase the remaining managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by us and GLOBALFOUNDRIES. If we fail to purchase our required commitments, we will be required to pay SMP for the fixed costs associated with the unpurchased wafers. GLOBALFOUNDRIES is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency.
Other
During the fiscal quarter and three fiscal quarters ended August 2, 2015 and August 3, 2014, in the ordinary course of business, the Company purchased from, or sold (directly or indirectly) to, several entities for which one of the Company's directors also serves or served as a director, or is otherwise affiliated with, including Alibaba Group Holding Limited, Avaya Inc., Blackline Systems, Inc., Dell Inc., Hillstone Networks, Inc., KLA-Tencor Corporation, Kulicke & Soffa Industries, Inc., Smart Modular Technologies, Smart Storage Systems, Tintri, Inc. and QLogic Corporation.
Aggregate transactions for the periods presented and balances with our related parties are as follows (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Total net revenue	$49	$36	$140	$36
Total costs and expenses including inventory purchases (1)	$19	$21	$66	$21

	August 2, 2015	November 2, 2014
Total receivables	$10	$14
Total payables (1)	$6	$8
Carrying value of the Convertible Notes and accrued interest	$—	$930
_________________________________
(1) We purchased $17 million and $47 million of inventory from SMP for the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively, and $16 million for the fiscal quarter and three fiscal quarters ended August 3, 2014. As of August 2, 2015 and November 2, 2014, the amount payable to SMP was $6 million and $8 million, respectively.
11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of August 2, 2015, that have materially changed from the end of fiscal year 2014 (in millions):

	Total	2015 (remainder)	2016	2017	2018	2019	2020	Thereafter
Debt principal, interest and fees	$4,826	$49	$198	$196	$194	$191	$189	$3,809
Purchase commitments	$363	$359	$4	$—	$—	$—	$—	$—
Operating lease obligations	$154	$9	$26	$20	$17	$13	$8	$61

Debt Principal, Interest and Fees. Represents principal, interest and commitment fees payable on borrowings and credit facilities under the 2014 Credit Agreement.
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
We also make capital expenditures with a variety of vendors in connection with the expansion of our Fort Collins, Colorado, internal fabrication facility. These purchases are typically conducted on a purchase order basis and the amount shown in the table includes $90 million of cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of August 2, 2015.
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
There were no other substantial changes to our contractual commitments during the first three quarters of fiscal year 2015 from those disclosed in our 2014 Annual Report on Form 10-K.
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
Lawsuits Relating to the Acquisition of Broadcom
Since the announcement of our pending acquisition of Broadcom, eleven putative class action complaints have been filed by and purportedly on behalf of alleged Broadcom shareholders. Two putative class action complaints were filed in the United States District Court for the Central District of California, captioned: Wytas, et al. v. McGregor, et al., Case No. 8:15-cv-00979, filed on June 18, 2015; and Yassian, et al. v. McGregor, et al., Case No. 8:15-cv-01303, filed on August 15, 2015. One putative class action complaint was filed in the Superior Court of the State of California, County of Santa Clara, captioned Jew v. Broadcom Corp., et al., Case No. 1-15-CV-281353, filed June 2, 2015. Eight putative class action complaints were filed in the Superior Court of the State of California, County of Orange, captioned: Xu v. Broadcom Corp., et al., Case No. 30-2015-00790689-CU-SL-CXC, filed June 1, 2015; Freed v. Broadcom Corp., et al., Case No. 30-2015-00790699-CU-SL-CXC, filed June 1, 2015; N.J. Building Laborers Statewide Pension Fund v. Samueli, et al., Case No. 30-2015-00791484-CU-SL-CXC, filed June 4, 2015; Yiu v. Broadcom Corp., et al., Case No. 30-2015-00791490-CU-SL-CXC, filed June 4, 2015; Yiu, et al. v. Broadcom Corp., et al., Case No. 30-2015-00791762-CU-BT-CXC, filed June 5, 2015; Yassian, et al. v. McGregor, et al., Case No. 30-2015-00793360-CU-SL-CXC, filed June 15, 2015; Seafarers’ Pension Plan v. Samueli, et al., Case No. 30-2015-00794492-CU-SL-CXC, filed June 19, 2015; and Engel v. Broadcom Corp., et al., Case No. 30-2015-00797343-CU-SL-CXC, filed on July 2, 2015 (together with Jew v. Broadcom Corp., et al., the “State Actions”). The complaints name as defendants, among other parties, Broadcom, members of Broadcom’s Board of Directors and Avago, and they allege breaches of fiduciary duties and aiding and abetting of those alleged breaches. Additionally, Yassian, et al. v. McGregor, et al., which, as noted above, is pending in the United States District Court for the Central District of California, alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14-a9. The complaints seek, among other things, injunctive relief to prevent the Broadcom Transaction from closing.
On June 22, 2015, the Superior Court of the State of California, County of Orange dismissed the Yiu, et al. v. Broadcom Corp. et al., complaint at plaintiffs’ request. On August 14, 2015, the Superior Court of the State of California, County of Orange, issued an order coordinating and consolidating the State Actions and designating Xu v. Broadcom Corp., et al. as the lead case. Avago and Broadcom believe these claims are all entirely without merit and intend to vigorously defend these actions.

Lawsuits Relating to the Acquisition of Emulex
On March 3, 2015, two putative shareholder class action complaints were filed in the Court of Chancery of the State of Delaware against Emulex Corporation, or Emulex, its directors, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., or AT Wireless, and Emerald Merger Sub, Inc., or Merger Sub, captioned as follows: James Tullman v. Emulex Corporation, et al., Case No. 10743-VCL (Del. Ch.); Moshe Silver ACF/Yehudit Silver U/NY/UTMA v. Emulex Corporation, et al., Case No. 10744-VCL (Del. Ch.). On March 11, 2015, a third complaint was filed in the Delaware Court of Chancery, captioned Hoai Vu v. Emulex Corporation, et al., Case No. 10776-VCL (Del. Ch.). The complaints allege, among other things, that Emulex’s directors breached their fiduciary duties by approving the Agreement and Plan of Merger, dated February 25, 2015, by and among AT Wireless, Merger Sub and Emulex, or the Merger Agreement, and that AT Wireless and Merger Sub aided and abetted these alleged breaches of fiduciary duty. The complaints seek, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as damages, including attorneys’ and experts’ fees. The Delaware Court of Chancery has entered an order consolidating the three Delaware actions under the caption In re Emulex Corporation Stockholder Litigation, Consolidated C.A. No. 10743-VCL. On June 5, 2015, the Court of Chancery dismissed the consolidated action without prejudice.
On April 8, 2015, a class action complaint was filed in the United States District Court for the Central District of California, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex, its directors, AT Wireless and Merger Sub, and purports to assert claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleges that the Board of Directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The complaint seeks to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs. On July 28, 2015, the Court issued an order granting plaintiff’s motion for appointment as lead plaintiff and approving lead counsel for the putative class.
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
On October 31, 2014, lead plaintiffs filed a consolidated amended complaint. This complaint alleges, among other things, that PLX’s directors breached their fiduciary duties to PLX’s stockholders by seeking to sell PLX for an inadequate price, pursuant to an unfair process, and by agreeing to preclusive deal protections in the merger agreement. Plaintiffs also allege that Potomac Capital Partners II, L.P., Deutsche Bank Securities, Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and the acquisition subsidiary aided and abetted the alleged fiduciary breaches. Plaintiffs also allege that PLX’s 14D-9 recommendation statement contained false and misleading statements and/or omitted material information necessary to inform the shareholder vote. The complaint seeks, among other things, monetary damages and attorneys’ fees and costs. On September 3, 2015, the Court granted motions to dismiss filed by Avago Technologies Wireless (U.S.A.) Manufacturing, Inc., the acquisition subsidiary and two PLX directors, and denied motions to dismiss filed by a several PLX directors, Potomac Capital Partners II, L.P. and Deutsche Bank Securities.
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
12. Restructuring and Asset Impairment Charges
Restructuring charges
During fiscal years 2014 and 2015, we initiated a series of restructuring activities intended to realign our operations to improve overall efficiency and effectiveness. The following is a summary of significant restructuring expenses recognized in continuing operations for the periods specified below:

•
In connection with the acquisition of Emulex, we incurred $29 million related to employee termination costs in our enterprise storage segment, primarily in operating expenses during the fiscal quarter and three fiscal quarters ended August 2, 2015.

•
We implemented planned cost reduction and restructuring activities, primarily in our enterprise storage segment, in connection with the acquisition of LSI. As a result, we recognized $3 million and $25 million of employee termination costs, primarily in operating expenses during the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively. We recognized $82 million and $10 million of employee termination costs in operating expenses and cost of products sold, respectively, for the fiscal quarter ended August 3, 2014 and $88 million and $10 million of employee termination costs in operating expenses and cost of products sold, respectively, for the three fiscal quarters ended August 3, 2014.

•
We closed a fabrication facility in Italy related to our wired infrastructure segment. As a result, we recognized $5 million in cost of products sold and $8 million in operating expenses during the three fiscal quarters ended August 3, 2014 related to employee termination costs.

Asset Impairment Charges
As discussed in Note 3, during the fiscal quarter ended August 2, 2015, we realigned certain product groups within our wired infrastructure segment and on August 24, 2015, agreed to sell certain fiber optics subsystem assets to a third party. As a result, we recognized a $65 million loss in asset impairment charges to write down these assets to fair value less costs to sell in the fiscal quarter ended August 2, 2015.
The following table summarizes the significant activities within, and components of, the restructuring liabilities related to continuing and discontinued operations during the three fiscal quarters ended August 2, 2015 (in millions):

	Employee Termination Costs	Leases and Other Exit Costs	Total
Balance as of November 2, 2014	$34	$6	$40
Cost of product sold	5	—	5
Operating expenses (a)	51	13	64
Utilization	(71)	(14)	(85)
Balance as of August 2, 2015 (b)	$19	$5	$24
_________________________________
(a) In connection with the sale of the Axxia Business, we recognized $7 million of lease and other exit costs, which are included in income (loss) from discontinued operations in the unaudited condensed consolidated statements of operations. In addition, we recognized $7 million of non-cash expenses primarily related to accelerated share-based compensation.
(b) The majority of the employee termination costs balance is expected to be paid by the first quarter of fiscal year 2016. The leases and other exit costs balance is expected to be paid during the remaining terms of the leases, which extend through fiscal year 2019.
13. Discontinued Operations
Upon our acquisition of Emulex on May 5, 2015, we classified Endace as held-for-sale and presented the results of this business since May 5, 2015 in income (loss) from discontinued operations in our unaudited condensed consolidated statements of operations.
Following our acquisition of LSI, on November 18, 2014, we completed the sale of the Axxia Business to Intel for $650 million in cash. Axxia Business was part of our wired infrastructure segment. As part of this transaction, we provided transitional services to Intel to provide short-term assistance to the buyer in assuming the operations of the purchased business. We have determined that we do not have any material continuing involvement with the discontinued operations.
The following table summarizes the selected financial information of discontinued operations included in our unaudited condensed consolidated statements of operations for the periods presented (in millions):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Net revenue	$6	$104	$59	$104

Income (loss) from discontinued operations before gain on disposal and income taxes	$(4)	$(68)	$13	$(68)
Gain on disposal of discontinued operations	—	—	14	—
Provision for (benefit from) income taxes	—	(24)	13	(24)
Income (loss) from discontinued operations, net of income taxes	$(4)	$(44)	$14	$(44)
14. Subsequent Events
Cash Dividends Declared
On September 2, 2015, the Board declared a quarterly cash dividend of $0.42 per ordinary share, payable on September 30, 2015 to shareholders of record at the close of business (Eastern time) on September 18, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 2, 2014, or fiscal year 2014, included in our Annual Report on Form 10-K for fiscal year 2014, or 2014 Annual Report on Form 10-K. References to “Avago,” “the Company,” “we,” “our” and “us” are to Avago Technologies Limited and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Quarterly Report on Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations, including merger, acquisition and divestiture and related activities, including our pending acquisition of Broadcom Corporation, or Broadcom; statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property, or IP, rights; and the effects of seasonality on our results of operations. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. For example, there can be no assurance that we will complete our pending acquisition of Broadcom, that our product sales efforts, revenues or expenses will meet any expectations or follow any trend(s), that our ability to compete effectively will be successful or yield anticipated results, or that we will realize the expected benefits of our pending acquisition of Broadcom, our acquisitions of LSI Corporation, or LSI, PLX Technology, Inc., or PLX, and Emulex Corporation, or Emulex, or dispositions we may make. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in this Quarterly Report on Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
The percentage of total net revenue generated by sales in each of our segments varies from fiscal quarter to quarter, due largely to fluctuations in target-market demand. During the first three quarters of fiscal year 2015, our net revenue increased significantly compared to the first three quarters of fiscal year 2014, mainly due to revenue contribution from the enterprise storage segment, which we acquired in the LSI acquisition, and content and unit growth in the wireless communications segment. Net revenue from each of our two other segments also increased during this period compared to the first three quarters of fiscal year 2014, mainly due to strong revenue from our application specific integrated circuits, or ASIC, products and revenue contribution from the acquired LSI business in the wired infrastructure segment.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Foxconn Technology Group companies, or Foxconn, accounted for 21% and 23% of our net revenue during the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively. Foxconn accounted for 15% and 17% of our net revenue during the fiscal quarter and three fiscal quarters ended August 3, 2014, respectively.
Our top five direct customers collectively account for an increasing portion of our total net revenue. For the fiscal quarter and three fiscal quarters ended August 2, 2015, our top five direct customers, which both included one distributor, collectively accounted for 44% and 45% of our net revenue, respectively. We believe our aggregate sales to Apple Inc., when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes, accounted for more than 10% of our net revenues for the fiscal quarter and three fiscal quarters ended August 2, 2015.
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
In recent years, between 40% and 50% of our net revenue has come from sales to distributors, original equipment manufacturers, or OEMs, or contract manufacturers located in China. However, the end customers for our products, or for the end products into which our products are incorporated, are frequently located in countries other than China.  As a result, we believe that a substantially smaller percentage of our net revenue is ultimately dependent on sales of either our product, or our customers’ product incorporating our product, to end customers located in China.
Acquisitions and Divestitures
Pending Acquisition of Broadcom Corporation
On May 28, 2015, we entered into an Agreement and Plan of Merger, or the Broadcom Agreement, by and among Broadcom, Pavonia Limited, a limited company incorporated under the laws of the Republic of Singapore, or Holdco, Safari Cayman L.P., an exempted limited partnership formed under the laws of the Cayman Islands and a direct wholly-owned subsidiary of Holdco, or the Partnership, Avago Technologies Cayman Holdings Ltd., an exempted company incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of the Partnership, or Intermediate Holdco, Avago Technologies Cayman Finance Limited, an exempted company incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of Intermediate Holdco, or Finance Holdco, Buffalo CS Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Finance Holdco and Buffalo UT Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Finance Holdco, which provides for a proposed business combination transaction between us and Broadcom, or the Broadcom Transaction.
As a result of the Broadcom Transaction, at closing, each share of Broadcom common stock will be converted into the right to receive, at the election of each holder of such Broadcom common stock and subject to pro-ration in accordance with the Broadcom Agreement as described below, cash or equity interests in either Holdco or the Partnership. Upon the terms and subject to the conditions set forth in the Broadcom Agreement, Broadcom shareholders will have the ability to elect to receive, with respect to each issued and outstanding share of Broadcom common stock: (a) $54.50 per share in cash; (b) 0.4378 freely-tradable ordinary shares in Holdco; or (c) 0.4378 exchangeable limited partnership units in the Partnership, or restricted exchangeable units, that are designed to be the economic equivalent of 0.4378 ordinary shares of Holdco, which cannot be transferred, sold or hedged for a period of one to two years after closing and which will be subject to related anti-hedging prohibitions. The foregoing exchange ratios are fixed. The shareholder election will be subject to a pro-ration mechanism (other than with respect to any election to receive restricted exchangeable units), which is anticipated to result in payment, in the aggregate, of approximately $17 billion in cash consideration and the economic equivalent of approximately 140 million of our ordinary shares (assuming no more than 50% of outstanding shares of Broadcom common stock elect restricted exchangeable units). As a result of the Broadcom Transaction, at closing, all our issued ordinary shares as of immediately prior to the effective time of the Broadcom Transaction will be exchanged on a one-to-one basis for new ordinary shares of Holdco.
We intend to finance the $17 billion of cash consideration with cash on hand from both companies and $9 billion in new, fully-committed debt financing from a consortium of banks. We also intend to refinance substantially all of our and Broadcom's existing debt with committed debt financing, presently aggregating approximately $6 billion.
At the closing of the Broadcom Transaction, each unvested Broadcom option and restricted stock unit will be assumed by Holdco on the same terms and conditions as were applicable to such Broadcom option or restricted stock unit (including with respect to vesting), and converted to an equivalent equity award to receive Holdco ordinary shares appropriately adjusted to take into account the Broadcom Transaction consideration. All vested in-the-money Broadcom stock options and restricted stock units, after giving effect to any acceleration or vesting that occurs as a result of the Broadcom Transaction, will be cashed out. Any vested out-of-the-money Broadcom option will be cancelled for no consideration.
At the closing of the Broadcom Transaction, each outstanding Avago option and restricted share unit will be assumed by Holdco on the same terms and conditions as were applicable to such Avago option or restricted share unit (including with respect to vesting and, in case of Avago options, exercise price), and converted to an equivalent equity award to receive the same number of Holdco ordinary shares as were subject to, and on the same terms as, the underlying Avago option or restricted share unit.
The Broadcom Transaction has been unanimously approved by the boards of directors of both companies, as well as a special committee of the independent directors of Broadcom. Consummation of the Broadcom Transaction is subject to the satisfaction or waiver of the conditions set forth in the Broadcom Agreement, including approval of the Broadcom Transaction by our shareholders and Broadcom shareholders, the expiration or termination of the waiting period under the United States

Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and the receipt of regulatory clearance under certain foreign anti-trust laws, as well as other customary closing conditions. On August 11, 2015, we announced the expiration of the waiting period under the HSR Act.
Avago and Broadcom may each terminate the Broadcom Agreement under certain circumstances, and in connection with the termination of the Broadcom Agreement under specified circumstances, Avago or Broadcom may be required to pay the other party a termination fee of $1 billion. Additionally, in the event that either Avago or Broadcom terminates the Broadcom Agreement as a result of the failure by either party’s shareholders to approve the Broadcom Transaction, Broadcom or Avago, as the case may be, must pay the other party a fee of approximately $333 million.
Avago and Broadcom have each made customary covenants in the Broadcom Agreement, including, without limitation, covenants not to solicit alternative transactions or, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction.
We currently expect the Broadcom Transaction to close by the end of the first calendar quarter of 2016.
Acquisition of Emulex Corporation
On May 5, 2015, we completed our acquisition of Emulex through a tender offer and subsequent merger of Emulex into one of our wholly-owned subsidiaries. The aggregate cash consideration paid to acquire all of the outstanding shares of Emulex was approximately $582 million, which was funded with available cash on hand.
Sale of the LSI Axxia Networking Business
On November 18, 2014, we completed the sale of the LSI Axxia Networking Business and related assets, or the Axxia Business, to Intel Corporation for $650 million in cash. The results of the Axxia Business were included in discontinued operations.
Pending Sale of Assets
During the fiscal quarter ended August 2, 2015, we realigned certain product groups within our wired infrastructure segment and on August 24, 2015 we agreed to sell certain fiber optics subsystems assets to a third party. The transaction is subject to customary closing conditions, including the receipt of certain government approvals. As a result, during the fiscal quarter ended August 2, 2015, we recognized a $65 million loss in asset impairment charges to write down these assets to fair value less costs to sell. The loss was included in restructuring and asset impairment charges in our unaudited condensed consolidated statements of operations. The net carrying amount of these assets is presented in assets held-for-sale on the Company's unaudited condensed consolidated balance sheet as of August 2, 2015.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, accounting for business combinations, valuation of long-lived assets, intangible assets and goodwill, inventory valuation and warranty reserves, accounting for income taxes, retirement and post-retirement benefit plan assumptions, share-based compensation, and employee bonus programs.
There were no significant changes in our critical accounting policies during the three fiscal quarters ended August 2, 2015 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Annual Report on Form 10-K.

Results of Operations
Fiscal Quarter and Three Fiscal Quarters Ended August 2, 2015 Compared to Fiscal Quarter and Three Fiscal Quarters Ended August 3, 2014
The following tables set forth our results of operations for the fiscal quarters and three fiscal quarters ended August 2, 2015 and August 3, 2014.

	Fiscal Quarter Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$1,735	$1,269	100%	100%
Cost of products sold:
Cost of products sold	720	760	42	60
Amortization of intangible assets	129	105	7	8
Restructuring charges	2	11	—	1
Total cost of products sold	851	876	49	69
Gross margin	884	393	51	31
Research and development	276	240	16	19
Selling, general and administrative	143	137	8	11
Amortization of intangible assets	68	91	4	7
Restructuring and asset impairment charges	98	87	6	7
Total operating expenses	585	555	34	44
Operating income (loss)	299	(162)	17	(13)
Interest expense	(43)	(55)	(3)	(4)
Other income (expense), net	11	(2)	1	—
Income (loss) from continuing operations before income taxes	267	(219)	15	(17)
Provision for (benefit from) income taxes	23	(99)	1	(7)
Income (loss) from continuing operations	244	(120)	14	(10)
Loss from discontinued operations, net of income taxes	(4)	(44)	—	(3)
Net income (loss)	$240	$(164)	14%	(13)%

	Three Fiscal Quarters Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$4,984	$2,679	100%	100%
Cost of products sold:
Cost of products sold	2,068	1,433	42	53
Amortization of intangible assets	355	141	7	5
Restructuring charges	5	16	—	1
Total cost of products sold	2,428	1,590	49	59
Gross margin	2,556	1,089	51	41
Research and development	762	461	15	17
Selling, general and administrative	368	278	7	11
Amortization of intangible assets	186	106	4	4
Restructuring and asset impairment charges	122	107	2	4
Total operating expenses	1,438	952	28	36
Operating income	1,118	137	23	5
Interest expense	(150)	(56)	(3)	(2)
Other income (expense), net	14	(2)	—	—
Income from continuing operations before income taxes	982	79	20	3
Provision for (benefit from) income taxes	61	(93)	1	(3)
Income from continuing operations	921	172	19	6
Income (loss) from and gain on disposal of discontinued operations, net of income taxes	14	(44)	—	(1)
Net income	$935	$128	19%	5%

Net revenue. Net revenue was $1,735 million for the fiscal quarter ended August 2, 2015 compared to $1,269 million for the fiscal quarter ended August 3, 2014, an increase of $466 million, or 37%. Net revenue was $4,984 million for the three fiscal quarters ended August 2, 2015 compared to $2,679 million for the three fiscal quarters ended August 3, 2014, an increase of $2,305 million, or 86%. The increases in net revenue for the fiscal quarter and three fiscal quarters ended August 2, 2015 were primarily due to an increase of $252 million and $795 million, respectively, in net revenue due to continued strong growth in our wireless communications segment and increases of $204 million and $1,439 million in revenue from our enterprise storage and wired infrastructure segments, which includes acquired LSI businesses and contributions from the Emulex business. Net revenue for the fiscal quarter and three fiscal quarters ended August 2, 2015 also included $76 million and $226 million, respectively, of revenue from development arrangements and sales and licensing of IP, compared to $52 million and $105 million, respectively, in the corresponding prior year fiscal periods.
Gross margin. Gross margin was $884 million for the fiscal quarter ended August 2, 2015 compared to $393 million for the fiscal quarter ended August 3, 2014, an increase of $491 million. As a percentage of net revenue, gross margin was 51% and 31% for the fiscal quarters ended August 2, 2015 and August 3, 2014, respectively. Gross margin was $2,556 million for the three fiscal quarters ended August 2, 2015 compared to $1,089 million for the three fiscal quarters ended August 3, 2014, an increase of $1,467 million. As a percentage of net revenue, gross margin was 51% and 41% for the three fiscal quarters ended August 2, 2015 and August 3, 2014, respectively. The increase in gross margin, both in dollars and as a percentage of revenue, for the fiscal quarter ended August 2, 2015 was due primarily to gross margin improvements in our enterprise storage segment, an increase in net revenue from, and improved product mix in, our wireless communications segment, an increase in net revenue from development arrangements and sales and licensing of IP, as well as a decrease in charges associated with the inventory step-up to fair value in connection with our recent acquisitions, partially offset by a large increase in amortization of intangible assets related to the PLX and Emulex acquisitions. The increase in gross margin, both in dollars and as a percentage of revenue, for the three fiscal quarters ended August 2, 2015 was due primarily to gross margin contributions from our enterprise storage segment, which we acquired in the LSI acquisition, partially offset by a large increase in amortization of intangible assets related to the LSI, PLX and Emulex acquisitions.

Research and development. Research and development expense increased $36 million, or 15%, for the fiscal quarter ended August 2, 2015 compared to the fiscal quarter ended August 3, 2014. Research and development expense increased $301 million, or 65%, for the three fiscal quarters ended August 2, 2015 compared to the three fiscal quarters ended August 3, 2014. However, as a percentage of net revenue, research and development expense decreased to 16% and 15%, respectively, in the fiscal quarter and three fiscal quarters ended August 2, 2015 compared to 19% and 17%, respectively, in the corresponding prior year periods. The overall increase in research and development expense dollars for the fiscal quarter ended August 2, 2015 was primarily due to the acquisition of Emulex. The overall increase in research and development expense dollars for the three fiscal quarters ended August 2, 2015 compared to the corresponding prior year period was primarily due to the impact of LSI for all three quarters, an increase in R&D materials and computer related project expenses, the impact of PLX and Emulex, and an increase in compensation-related expenses related to our employee variable incentive compensation program, which is a variable expense related to operating performance. The decrease in research and development expense as a percentage of net revenue was primarily due to revenue increases proportionally outpacing growth in research and development expense.
Selling, general and administrative. Selling, general and administrative expense increased $6 million, or 4%, for the fiscal quarter ended August 2, 2015 compared to the fiscal quarter ended August 3, 2014. Selling, general and administrative expense increased $90 million, or 32%, for the three fiscal quarters ended August 2, 2015 compared to the three fiscal quarters ended August 3, 2014. As a percentage of net revenue, selling, general and administrative expense decreased to 8% and 7%, respectively, for the fiscal quarter and three fiscal quarters ended August 2, 2015 compared to 11% in both of the corresponding prior year periods. The year over year increase in selling, general and administrative expense dollars for the three fiscal quarters ended August 2, 2015 was primarily due to the LSI acquisition. The decrease in selling, general and administrative expense as a percentage of net revenue was due to revenue increases proportionally outpacing growth in selling, general and administrative expense.
Amortization of intangible assets. Total amortization of intangible assets was $197 million and $541 million for the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively, compared to $196 million and $247 million, respectively, in the corresponding prior year fiscal periods. The increase in amortization expense in fiscal year 2015 was primarily attributable to an increase in amortizable intangible assets from the LSI, PLX and Emulex acquisitions.
Restructuring and asset impairment charges. Restructuring and asset impairment charges, recognized primarily in operating expenses, were $100 million and $127 million for the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively, compared to $98 million and $123 million, respectively, in the corresponding prior year fiscal periods. Restructuring charges were due primarily to employee termination costs resulting from the LSI, PLX and Emulex acquisitions. We expect to incur additional restructuring charges in future periods as a result of the acquisition of Emulex on May 5, 2015 and further integration and alignment of our completed acquisitions.
During the fiscal quarter ended August 2, 2015, we realigned certain product groups within our wired infrastructure segment and we agreed to sell certain fiber optics subsystems assets to a third party. This transaction is subject to customary closing conditions, including the receipt of certain government approvals. As a result, during the fiscal quarter ended August 2, 2015, we recognized a $65 million loss in asset impairment charges to write down these assets to fair value less costs to sell in our unaudited condensed consolidated statements of operations.
Interest expense. Interest expense was $43 million and $150 million for the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively, and $55 million and $56 million for the fiscal quarter and three fiscal quarters ended August 3, 2014, respectively. Interest expense for each of the periods presented was primarily consisting of interest on the $3,961 million outstanding term loan borrowings, or Term Loans, under our credit agreement dated May 6, 2014, with the lenders named therein, or the 2014 Credit Agreement, and on the $1 billion principal amount of our previously outstanding 2.0% Convertible Senior Notes due 2021, or the Convertible Notes, as well as fees related to our senior secured, revolving credit facility of up to $500 million aggregate principal amount, or the 2014 Revolving Credit Facility, together with the amortization of related debt issuance costs and accretion of the debt discount on the Convertible Notes. The outstanding principle balance of our Term Loans was $3,961 million as of August 2, 2015.
Other income (expense), net. Other income (expense), net includes gains (losses) on investments, interest income, gains (losses) on foreign currency remeasurement and other miscellaneous items. In March 2015, we made a $593 million principal prepayment on our Term Loans, which resulted in a partial write-off of debt issuance costs of $13 million for the three fiscal quarters ended August 2, 2015.
Provision for income taxes. For the fiscal quarter and three fiscal quarters ended August 2, 2015, we recorded an income tax provision of $23 million and $61 million, respectively, compared to an income tax benefit of $99 million and $93 million for the fiscal quarter and three fiscal quarters ended August 3, 2014, respectively. The income tax benefits recorded for all periods in 2014 were largely due to the reversal of net deferred tax liabilities resulting from the amortization of acquired intangible assets and the recognition of previously unrecognized tax benefits as a result of lapses in statutes of limitations. In addition, the increase in income tax provision was due to the increase in profit before tax.
In connection with our acquisition of Emulex during the third quarter of fiscal year 2015, net deferred tax liabilities were established on the acquired identifiable intangible assets and on the excess of financial reporting over the tax basis of acquired investments in certain foreign subsidiaries that have not been indefinitely reinvested. Upon finalization of our combined company legal structure, additional adjustments to our net deferred taxes may be required.
The income tax provision for the fiscal quarter and three fiscal quarters ended August 2, 2015 included a benefit from the net recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods of $2 million and $11 million, respectively, compared to zero and $14 million for the fiscal quarter and three fiscal quarters ended August 3, 2014, respectively. The income tax provision for the three fiscal quarters ended August 2, 2015 also included a discrete benefit of $15 million from the retroactive reinstatement of the U.S. Federal Research and Development tax credit from January 1, 2014 to December 31, 2014, with the enactment of the Tax Increase Prevention Act of 2014.
Segment Results
Net revenue and operating income by segment were as follows (in millions, except percentages):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
% of Net Revenue	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Wireless communications	36%	29%	37%	40%
Enterprise storage	34	32	31	15
Wired infrastructure	21	27	22	30
Industrial & other	9	12	10	15
Total net revenue	100%	100%	100%	100%

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Net Revenue	August 2, 2015	August 3, 2014	Change		August 2, 2015	August 3, 2014	Change
Wireless communications	$616	$364	$252	69%	$1,856	$1,061	$795	75%
Enterprise storage	588	404	184	46%	1,541	404	1,137	281%
Wired infrastructure	372	352	20	6%	1,101	799	302	38%
Industrial & other	159	149	10	7%	486	415	71	17%
Total net revenue	$1,735	$1,269	$466		$4,984	$2,679	$2,305

	Fiscal Quarter Ended			Three Fiscal Quarters Ended
Operating Income	August 2, 2015	August 3, 2014	Change	August 2, 2015	August 3, 2014	Change
Wireless communications	$285	$134	$151	$871	$365	$506
Enterprise storage	225	130	95	588	130	458
Wired infrastructure	130	89	41	345	191	154
Industrial & other	78	57	21	243	181	62
Unallocated expenses	(419)	(572)	153	(929)	(730)	(199)
Total operating income (loss)	$299	$(162)	$461	$1,118	$137	$981
Wireless Communications. Net revenue from our wireless communications segment increased by $252 million, or 69%, and $795 million, or 75%, in the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively, compared with the corresponding prior fiscal year periods, primarily due to a substantial increase in our radio frequency product content in smartphones and an increase in unit sales of smartphones containing our products. As a result of stronger than expected demand in this segment, we have been and expect to remain capacity constrained with respect to our film bulk acoustic resonator, or FBAR, products for the remainder of fiscal year 2015.
Operating income from our wireless communications segment was 46% and 47% of segment revenue in the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively, compared to 37% and 34% of segment revenue in the corresponding prior fiscal year periods, primarily due to higher revenue and stable research and development expense.
Enterprise Storage. Our enterprise storage segment resulted from our acquisition of LSI in May 2014. Net revenue from our enterprise storage segment increased by $184 million, or 46%, and $1,137 million, or 281%, in the fiscal quarter and three fiscal quarters ended August 2, 2015 compared with the corresponding prior fiscal year periods. The increase in net revenue for the fiscal quarter ended August 2, 2015 compared with the corresponding prior fiscal year period was primarily due to the acquisitions of Emulex and PLX. The increase in net revenue for the three fiscal quarters ended August 2, 2015 compared with the corresponding prior fiscal year period was primarily due to the acquisition of LSI. Operating income from our enterprise storage segment was 38% of segment revenue in each of the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively, compared to 32% of segment revenue in each of the fiscal quarter and three fiscal quarters ended August 3, 2014, primarily due to higher revenue with stable research and development expense.
Wired Infrastructure. Net revenue from our wired infrastructure segment increased by $20 million, or 6%, and $302 million, or 38%, in the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively, compared with the corresponding prior fiscal year periods. The increase was primarily due to improved revenue contribution from our ASIC products and from the inclusion of contributions from LSI products in this segment for the three fiscal quarters ended August 2, 2015, compared to the corresponding prior year period. Operating income from our wired infrastructure segment was 35% and 31% of segment revenue in the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively, compared to 25% and 24% of segment revenue in the corresponding prior fiscal year periods primarily due to gross margin improvement and higher revenue with stable research and development expense.
Industrial & Other. Net revenue from our industrial & other segment increased by $10 million, or 7%, and $71 million, or 17%, in the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively, compared with the corresponding prior fiscal year periods. The increase in net revenue for the three fiscal quarters ended August 2, 2015 was primarily due to an increase in IP licensing revenue. The increase in net revenue for the fiscal quarter ended August 2, 2015 was primarily due to an increase in demand for industrial-related products. Operating income from our industrial & other segment was 49% and 50% of segment revenue in the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively, compared to 38% and 44% of segment revenue in the corresponding prior fiscal year periods, primarily due to higher IP licensing revenue in the three fiscal quarters ended August 2, 2015.
Unallocated Expenses. Unallocated expenses included amortization of intangible assets, primarily due to our acquisitions, share-based compensation expense, restructuring charges, acquisition-related costs, and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased $153 million and increased $199 million in the fiscal quarter and three fiscal quarters ended August 2, 2015, respectively, compared with the corresponding prior fiscal year periods. The decrease in the fiscal quarter ended August 2, 2015 was primarily due to higher charges associated with the inventory step-up to fair value in connection with our acquisition of LSI in the prior fiscal year period as compared to the charges associated with the acquisition of Emulex in the current fiscal year period. The increase in unallocated expenses for the three fiscal quarters ended August 2, 2015 compared to the corresponding prior year period is primarily attributable to increases in amortization of intangible assets incurred in connection with our acquisitions of LSI, PLX and Emulex. Additionally, share-based compensation expense increased in the three fiscal quarters ended August 2, 2015 compared with the corresponding prior fiscal year period, due to annual focal employee equity awards at higher grant-date fair values and grants assumed and made to employees hired in the acquisitions.
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
Liquidity and Capital Resources
Our primary sources of liquidity as of August 2, 2015 consisted of: (1) approximately $1,354 million in cash and cash equivalents, (2) cash we expect to generate from operations, (3) our $500 million 2014 Revolving Credit Facility, which is committed until May 6, 2019, the substantial majority of which was available to be drawn as of August 2, 2015 (after consideration of an immaterial amount of letters of credit outstanding under the facility) and (4) the ability to increase the aggregate term loans and revolving credit commitments capacity to $6.7 billion under the 2014 Credit Agreement, referred to as the accordion feature.
Our short-term and long-term liquidity requirements primarily arise from: (i) interest, principal and commitment fee payments related to outstanding Term Loans, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) business acquisitions, such as our recently announced, pending acquisition of Broadcom, and investments we may make from time to time, (v) quarterly cash dividend payments (if and when declared by our board of directors, or the Board) and (vi) funding employee benefit plan obligations. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.

Dividends
On September 2, 2015, the Board declared a quarterly interim cash dividend on our ordinary shares of $0.42 per share, payable on September 30, 2015 to shareholders of record on September 18, 2015.
Conversion of Convertible Notes
On June 1, 2015, the holders of all of our outstanding Convertible Notes, or the Purchasers, submitted to the Company conversion notices exercising their right to convert all of the outstanding Convertible Notes. The Company satisfied its resulting conversion obligation of $2.8 billion, by paying an aggregate of approximately $1 billion in cash, representing the principal amount of the Convertible Notes, and delivering an aggregate of 13.8 million ordinary shares, in each case pursuant to the terms of the indenture relating to the Convertible Notes, or the Indenture.
Emulex Convertible Notes
As a result of our acquisition of Emulex, all of the $175 million aggregate principal amount outstanding of Emulex's 1.75% Convertible Senior Notes due 2018, or the Emulex Notes, became convertible at an increased conversion rate until June 30, 2015, under the make-whole fundamental change provision of the Emulex Notes. As a result of the acquisition, upon conversion, holders of the Emulex Notes were only entitled to receive cash payments based on the $8.00 per share consideration price. All of the outstanding Emulex Notes were converted at this increased conversion rate resulting in aggregate cash payments of approximately $178 million.
Partial Prepayment of Term Loans
In March 2015, we made a $593 million principal prepayment under our outstanding Term Loans, in addition to our quarterly mandatory payment of $12 million.
Summary
Our cash and cash equivalents decreased by $250 million to $1,354 million at August 2, 2015 from $1,604 million at November 2, 2014. The decrease was largely due to $1,627 million in payments relating to the extinguishment of outstanding indebtedness, $487 million in capital expenditures, $394 million paid for the acquisition of Emulex, net of cash acquired, $292 million in dividends to our shareholders, and $178 million in payments relating to the conversion of the Emulex Notes, partially offset by $1,736 million in cash provided by operating activities, $650 million of proceeds from the sale of the Axxia Business and $186 million from the issuance of ordinary shares upon exercises of options and purchase rights under our employee share purchase plan, or ESPP.
We believe that our cash and cash equivalents on hand and cash flows from operations, combined with current borrowing availability under the 2014 Revolving Credit Facility, the accordion feature in our 2014 Credit Agreement and committed debt funding relating to the pending Broadcom acquisition, provide sufficient liquidity to fund our current obligations, including the current portions of our long-term debt and interest due, our annual cash contributions to fund pension and retirement plan obligations, projected working capital requirements, capital expenditures, quarterly cash dividends (if and when declared by our Board) and any share repurchases (if and when authorized by our Board) we may choose to make for at least the next 12 months. We believe that, after giving effect to the pending acquisition of Broadcom, we will have sufficient cash on hand to operate our business and satisfy our current and assumed obligations.
We anticipate that our capital expenditures for fiscal year 2015 will be higher than fiscal year 2014, due primarily to continued spending related to ongoing capacity expansion in our Fort Collins internal fabrication facility, as well as spending on equipment to support various research and development projects and expenditures related to our San Jose, California campus rationalization.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines, such as our recently completed acquisition of Emulex and our pending acquisition of Broadcom. Any such transaction could require significant use of our cash and cash equivalents, or require us to borrow under our 2014 Credit Agreement or otherwise to fund the transaction. We could also reduce certain expenditures such as payment of our quarterly cash dividend. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances we may also seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including under our 2014 Credit Agreement and related 2014 Revolving Credit Facility, will depend on our ability to generate cash in the future.
We may also elect to sell additional debt or equity securities, or otherwise increase our outstanding indebtedness, for reasons other than those specified above.

Cash Flows for the Three Fiscal Quarters Ended August 2, 2015 and August 3, 2014
Our cash flows for the three fiscal quarters ended August 2, 2015 and August 3, 2014 were as follows (in millions):

	Three Fiscal Quarters Ended
	August 2, 2015	August 3, 2014
Net cash provided by operating activities	$1,736	$794
Net cash used in investing activities	(177)	(5,850)
Net cash (used in) provided by financing activities	(1,809)	5,348
Net change in cash and cash equivalents	$(250)	$292
Operating Activities
Net cash provided by operating activities during the three fiscal quarters ended August 2, 2015 was $1,736 million. The net cash provided by operating activities was principally due to net income of $935 million, which included non-cash charges of $948 million that were partially offset by changes in operating assets and liabilities of $147 million. The non-cash charges included $712 million for depreciation and amortization, $169 million of share-based compensation and $75 million in restructuring and asset impairment charges.
Trade accounts receivable increased to $809 million at August 2, 2015 from $782 million at November 2, 2014 as a result of the acquisition of Emulex. The number of days sales outstanding decreased to 43 days at August 2, 2015 from 45 days at November 2, 2014 due to the linearity of revenue and timing of collections.
Inventory decreased to $507 million at August 2, 2015 from $519 million at November 2, 2014. The number of days of inventory on hand decreased to 64 days at August 2, 2015 compared to 69 days at November 2, 2014. The decrease in inventory days on hand resulted from higher net revenue with relatively stable inventory levels.
Other current assets increased to $390 million at August 2, 2015 from $302 million at November 2, 2014, primarily due to increases in short-term deferred tax assets, prepaid taxes, and prepaid expenses, partially offset by a net reduction in IP-related receivables as collections exceeded amounts reclassified from other long-term assets, and the collection of receivables from government grants.
Other long-term assets decreased to $229 million at August 2, 2015 from $285 million at November 2, 2014, primarily due to amortization and write-off of debt issuance costs and amounts reclassified from long-term IP-related receivables to current, partially offset by an increase in long-term deferred tax assets as a result of the acquisition of Emulex.
Accounts payable decreased to $501 million at August 2, 2015 from $515 million at November 2, 2014 primarily due to the timing of disbursements.
Employee compensation and benefits accruals increased to $230 million at August 2, 2015 from $219 million at November 2, 2014, primarily due to accruals relating to our annual employee variable incentive compensation plans, partially offset by payments made under our annual employee variable incentive compensation plans related to our fiscal year 2014 performance.
Other current liabilities decreased to $175 million at August 2, 2015 from $236 million at November 2, 2014, primarily due to decreases in accrued income taxes payable, general accrued liabilities, deferred revenue and payments of our restructuring liabilities.
Long-term pension and post-retirement benefit obligations decreased to $467 million at August 2, 2015 from $506 million at November 2, 2014 primarily due to contributions to certain of our pension plans and net periodic benefit income.
Other long-term liabilities increased to $373 million at August 2, 2015 from $263 million at November 2, 2014 primarily due to an increase in estimated tax liabilities related to uncertain tax positions and IP-related deferred revenue, partially offset by a decrease in long-term deferred tax liabilities.
Net cash provided by operating activities during the three fiscal quarters ended August 3, 2014 was $794 million. The net cash provided by operating activities was principally due to net income of $128 million, which included non-cash charges of $478 million and changes in operating assets and liabilities of $188 million. The non-cash charges of $478 million included $375 million for depreciation and amortization and $109 million of non-cash share-based compensation.
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
Assets-held-for-sale increased to $1,029 million from the end of fiscal year 2013 due to the then pending sale of the Axxia Business and the sale of the Flash Business, which closed in the fourth quarter of fiscal year 2014.
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

Investing Activities
Net cash used in investing activities for the three fiscal quarters ended August 2, 2015 was $177 million, primarily due to $487 million in purchases of property, plant and equipment in connection with the continued expansion of our manufacturing facility in Fort Collins, Colorado and $394 million, net of cash acquired, for the Emulex acquisition, partially offset by $650 million of proceeds from the sale of the Axxia Business and $63 million in proceeds from sale of property, plant and equipment.
Net cash used in investing activities for the three fiscal quarters ended August 3, 2014 was $5,850 million, primarily due to $5,644 million, net of cash acquired, for the LSI acquisition and $220 million in purchases of property, plant and equipment in connection with the continued expansion of our manufacturing facility in Fort Collins, Colorado.
Financing Activities
Net cash used in financing activities for the three fiscal quarters ended August 2, 2015 was $1,809 million. The net cash used in financing activities was principally due to $1,627 million of debt repayments and $292 million in payments of cash dividends to shareholders, partially offset by $186 million in net proceeds from the exercise of share options and purchases under our ESPP and an excess tax benefit of $102 million.
Net cash provided by financing activities for the three fiscal quarters ended August 3, 2014 was $5,348 million. The net cash provided by financing activities was principally due to $4,600 million of proceeds from bank term loans under the 2014 Credit Agreement, $1,000 million of proceeds from the issuance of convertible senior notes and $86 million of proceeds from the exercise of share options and purchases under our ESPP. These financing cash inflows were partially offset by $203 million of dividends.
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
As of August 2, 2015 and November 2, 2014, the outstanding balance of Term Loans was $3,961 million and $4,589 million, respectively, with an effective interest rate of 4.15%. As of August 2, 2015, there were no borrowings outstanding under the 2014 Revolving Credit Facility and outstanding letters of credit were not material. We were in compliance with the covenants described in the 2014 Credit Agreement as of August 2, 2015.
Convertible Senior Notes
In connection with the acquisition of LSI on May 6, 2014, the Company completed the private placement of $1 billion in aggregate principal amount of its Convertible Notes to the Purchasers. The Convertible Notes were the Company’s unsecured senior obligations. Interest was payable on the Convertible Notes, semi-annually in arrears, at a rate of 2.0% per year, and the Convertible Notes were scheduled to mature on August 15, 2021. Subject to any limitations set forth in the Indenture related to the Convertible Notes, upon conversion, the Convertible Notes could be settled in our ordinary shares, in cash or in a combination of cash and ordinary shares, at the Company’s option.
On June 1, 2015, the Purchasers submitted to the Company conversion notices exercising their right to convert all of the outstanding Convertible Notes. The Company satisfied its resulting conversion obligation of $2.8 billion, by paying an aggregate of $1 billion in cash, representing the principal amount of the Convertible Notes, and delivering an aggregate of 13.8 million ordinary shares, pursuant to the terms of the Indenture. The Company recognized an immaterial gain related to the conversion of the Convertible Notes. See "Note 6. Borrowings" in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the conversion.

Contractual Commitments
See "Note 11. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at August 2, 2015, we are unable to reliably estimate the timing of cash settlement with the relevant taxing authority. Therefore, $312 million of unrecognized tax benefits and accrued interest classified as long-term income tax payable on the unaudited condensed consolidated balance sheet as of August 2, 2015 have been excluded from the contractual obligations and commitments table included in "Note 11. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report on Form 10-Q.
There were no other material changes to our contractual commitments as of August 2, 2015 from those disclosed in our 2014 Annual Report on Form 10-K other than those updated in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at August 2, 2015 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
Indemnifications
See "Note 11. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Accounting Changes and Recent Accounting Standards
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, in our unaudited condensed consolidated financial statements, see "Note 1. Overview, Basis of Presentation and Significant Accounting Policies" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2014 Annual Report on Form 10-K other than those noted below.
 Interest Rate Risk
At August 2, 2015, we had $3,961 million of Term Loans outstanding under our 2014 Credit Agreement, with an applicable interest rate that is based on a floating rate index. A 1.0% increase in the applicable interest rate would increase the interest expense for the next 12 months on our outstanding Term Loans by $40 million.
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
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial condition and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of August 2, 2015, we do not believe that we have any material direct or indirect exposure to the European financial markets.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of August 2, 2015. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of August 2, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Lawsuits Relating to the Acquisition of Broadcom
Since the announcement of our pending acquisition of Broadcom, eleven putative class action complaints have been filed by and purportedly on behalf of alleged Broadcom shareholders. Two putative class action complaints were filed in the United States District Court for the Central District of California, captioned: Wytas, et al. v. McGregor, et al., Case No. 8:15-cv-00979, filed on June 18, 2015; and Yassian, et al. v. McGregor, et al., Case No. 8:15-cv-01303, filed on August 15, 2015. One putative class action complaint was filed in the Superior Court of the State of California, County of Santa Clara, captioned Jew v. Broadcom Corp., et al., Case No. 1-15-CV-281353, filed June 2, 2015. Eight putative class action complaints were filed in the Superior Court of the State of California, County of Orange, captioned: Xu v. Broadcom Corp., et al., Case No. 30-2015-00790689-CU-SL-CXC, filed June 1, 2015; Freed v. Broadcom Corp., et al., Case No. 30-2015-00790699-CU-SL-CXC, filed June 1, 2015; N.J. Building Laborers Statewide Pension Fund v. Samueli, et al., Case No. 30-2015-00791484-CU-SL-CXC, filed June 4, 2015; Yiu v. Broadcom Corp., et al., Case No. 30-2015-00791490-CU-SL-CXC, filed June 4, 2015; Yiu, et al. v. Broadcom Corp., et al., Case No. 30-2015-00791762-CU-BT-CXC, filed June 5, 2015; Yassian, et al. v. McGregor, et al., Case No. 30-2015-00793360-CU-SL-CXC, filed June 15, 2015; Seafarers’ Pension Plan v. Samueli, et al., Case No. 30-2015-00794492-CU-SL-CXC, filed June 19, 2015; and Engel v. Broadcom Corp., et al., Case No. 30-2015-00797343-CU-SL-CXC, filed on July 2, 2015 (together with Jew v. Broadcom Corp., et al., the “State Actions”). The complaints name as defendants, among other parties, Broadcom, members of Broadcom’s Board of Directors and Avago, and they allege breaches of fiduciary duties and aiding and abetting of those alleged breaches. Additionally, Yassian, et al. v. McGregor, et al., which, as noted above, is pending in the United States District Court for the Central District of California, alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14-a9.The complaints seek, among other things, injunctive relief to prevent the Broadcom Transaction from closing.
On June 22, 2015, the Superior Court of the State of California, County of Orange dismissed the Yiu, et al. v. Broadcom Corp. et al., complaint at plaintiffs’ request. On August 14, 2015, the Superior Court of the State of California, County of Orange, issued an order coordinating and consolidating the State Actions and designating Xu v. Broadcom Corp., et al. as the lead case. Avago and Broadcom believe these claims are all entirely without merit and intend to vigorously defend these actions.
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
On April 8, 2015, a class action complaint was filed in the United States District Court for the Central District of California, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex, its directors, AT Wireless and Merger Sub, and purports to assert claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleges that the Board of Directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The complaint seeks to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs. On July 28, 2015, the Court issued an order granting plaintiff’s motion for appointment as lead plaintiff and approving lead counsel for the putative class.
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
On October 31, 2014, lead plaintiffs filed a consolidated amended complaint. This complaint alleges, among other things, that PLX’s directors breached their fiduciary duties to PLX’s stockholders by seeking to sell PLX for an inadequate price, pursuant to an unfair process, and by agreeing to preclusive deal protections in the merger agreement. Plaintiffs also allege that Potomac Capital Partners II, L.P., Deutsche Bank Securities, Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and the acquisition subsidiary aided and abetted the alleged fiduciary breaches. Plaintiffs also allege that PLX’s 14D-9 recommendation statement contained false and misleading statements and/or omitted material information necessary to inform the shareholder vote. The complaint seeks, among other things, monetary damages and attorneys’ fees and costs. On September 3, 2015, the Court granted motions to dismiss filed by Avago Technologies Wireless (U.S.A.) Manufacturing, Inc., the acquisition subsidiary and two PLX directors, and denied motions to dismiss filed by a several PLX directors, Potomac Capital Partners II, L.P. and Deutsche Bank Securities.
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
For a discussion of legal proceedings, please refer to "Note 11. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report on Form 10-Q. For an additional discussion of certain risks associated with legal proceedings, please see Item 1A. Risk Factors immediately below.
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
We are dependent on a reasonably small number of direct customers, OEMs, or their contract manufacturers, and distributors for a majority of our business, revenue and results of operations, particularly in our wireless communications and enterprise storage segments. During the fiscal quarter and three fiscal quarters ended August 2, 2015, direct sales to Foxconn accounted for 21% and 23% of our net revenue, respectively, and our top five direct customers, which, in each case, included one distributor, collectively accounted for 44% and 45% of our net revenue, respectively. During fiscal year 2014, direct sales to Foxconn accounted for 20% of our net revenue and our top five customers, which included two distributors, collectively accounted for 41% of our net revenue. However, we also believe our aggregate sales to Apple, Inc., when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes, accounted for more than 10% of our net revenues for the fiscal quarter and three fiscal quarters ended August 2, 2015 and for fiscal year 2014. We expect to continue to experience significant customer concentration in future periods.
This customer concentration increases the risk of quarterly fluctuations in our operating results and sensitivity to any material, adverse developments experienced by our significant customers. In addition, our top customers' purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margins on certain products. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. Our customers often provide us with medium- to long-term product roadmaps and related indications of their product needs and purchases on a periodic basis, but they generally purchase our products on a weekly or daily basis, often pursuant to purchase orders, and the relationship, as well as particular orders, can be terminated at any time without significant penalty. To ensure availability of our products for some of our largest customers, we start manufacturing our relevant products in advance of receiving purchase orders, based on our customers' forecasts. These forecasts are not binding purchase commitments and, as a result, we incur inventory and manufacturing costs in advance of anticipated sales. Since actual demand for our products may not match these forecasts, we may be subject to increased risks of high inventory carrying costs, product obsolescence and increased operating costs. In addition, the loss of, or any substantial reduction in sales to, any of our major direct or end customers could have a material adverse effect on our business, financial condition and results of operations.
The failure to complete our acquisition of Broadcom may adversely affect our business and our share price.
Our and Broadcom’s obligations to consummate our acquisition of Broadcom are subject to the satisfaction or waiver of certain customary conditions, including (i) approval of the Broadcom Transaction by both our and Broadcom’s shareholders, (ii) the expiration or termination of the waiting period under the HSR Act, (iii) receipt of regulatory clearance under certain foreign anti-trust laws, (iv) the absence of any law or order prohibiting or restraining the Broadcom Transaction or any law making the consummation of the Broadcom Transaction illegal, (v) there being no event that has or would reasonably be expected to have a material adverse effect on either us or Broadcom, (vi) approval of NASDAQ for listing Holdco ordinary shares, (vii) the registration statement on Form S-4 filed by Holdco in respect of the Broadcom Transaction being declared effective, (vii) subject to certain exceptions, the accuracy of the representations and warranties of the parties in the definitive agreement, and (ix) performance by us and Broadcom of their respective obligations under the Broadcom Agreement. There can be no assurance that these conditions to the completion of the Broadcom Transaction will be satisfied in a timely manner or at all. In addition, other factors, such as our ability to obtain the debt financing we need to consummate the Broadcom Transaction, may affect when and whether the merger will occur. If our acquisition of Broadcom is not completed, our share price could fall to the extent that our current price reflects an assumption that we will complete the acquisition. Furthermore, if the acquisition is not completed, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

•	we could be required to pay a termination fee of $1 billion to Broadcom under certain circumstances as described in the Broadcom Agreement;

•	we could be required to pay a termination fee of approximately $333 million to Broadcom in the event our shareholders fail to approve the Broadcom Transaction;

•	we would have incurred significant costs in connection with the acquisition that we would be unable to recover;

•	we may be subject to legal proceedings related to failure to complete the acquisition;

•	the failure to consummate the acquisition may result in negative publicity and a negative impression of us in the investment community; and

•
any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the merger is not consummated.

In addition, we would not realize any of the expected benefits of having completed the acquisition. Our pending acquisition of Broadcom, if completed, will be our largest acquisition to date, by a significant margin. The benefits we expect to realize from the acquisition of Broadcom are, necessarily, based on projections and assumptions about the combined businesses of Avago and Broadcom, which may not materialize or which may prove to be inaccurate.
Uncertainty about the Broadcom Transaction may adversely affect our business and share price, whether or not the Broadcom Transaction is completed.
We are subject to risks in connection with the announcement and pendency of the Broadcom Transaction, including:

•	the pendency and outcome of the legal proceedings that have been or may be instituted against us, our directors and others relating the Broadcom Transaction;

•	confusion regarding the exchange of our ordinary shares for Holdco ordinary shares;

•
the restrictions imposed on our business and operations pursuant to certain covenants set forth in the Broadcom Agreement, which may prevent us from pursuing certain opportunities without Broadcom's approval; and

•	that we may forgo opportunities we might otherwise pursue absent the Broadcom Agreement.
Furthermore, uncertainties about the Broadcom Transaction may cause our current and prospective employees to experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key management, sales, marketing, engineering, technical and other personnel.
In addition, in response to the announcement of the Broadcom Transaction, our existing or prospective customers, vendors or suppliers may:

•	delay, defer or cease purchasing goods or services from or providing goods or services to us;

•	delay or defer other decisions concerning us, or refuse to extend credit to us; or

•	otherwise seek to change the terms on which they do business with us.
While we are attempting to address these risks through communications with our existing and prospective customers, vendors and suppliers, they may be reluctant to purchase our products due to potential uncertainty about the direction of our product offerings and the support and service of our products after we complete the Broadcom Transaction.
We may fail to realize the benefits expected from the Broadcom Transaction, which could adversely affect the value of the ordinary shares of our successor.
Although we expect significant benefits to result from the Broadcom Transaction, there can be no assurance that we will actually realize these or any other anticipated benefits of the Broadcom Transaction. The value of the ordinary shares of our successor, Holdco, following completion of the Broadcom Transaction may be affected by our ability to achieve the benefits expected to result from the Broadcom Transaction. Achieving the benefits of the Broadcom Transaction will depend, in part, on our ability to integrate the business of Broadcom successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:

•	demonstrating to customers of Avago and Broadcom that the Broadcom Transaction will not adversely affect our ability to address the needs of customers or the loss of attention or business focus;

•	coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;

•	consolidating and integrating corporate, information technology, finance and administrative infrastructures;

•	managing effectively an expanded board and management structure;

•	coordinating sales and marketing efforts to effectively position our capabilities and the direction of product development; and

•	minimizing the diversion of management attention from important business objectives.
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of Broadcom, then we may not achieve the anticipated benefits of the Broadcom Transaction and Holdco's revenue, expenses, operating results and financial condition could be materially adversely affected. For example, goodwill and other intangible assets could be determined to be impaired, which could adversely impact our financial results. The successful integration of the Broadcom business is likely to require significant management attention both before and after the completion of the Broadcom Transaction, and may divert the attention of management from our business and operational issues.

Litigation challenging the Broadcom Agreement may prevent the Broadcom Transaction from being consummated at all or within the expected timeframe.
Multiple class action lawsuits have been filed against us, our board of directors and other parties to the Broadcom Agreement, challenging our acquisition of Broadcom. Those lawsuits brought by purported shareholders of Broadcom seek, among other things, to enjoin consummation of the Broadcom Transaction. One of the conditions to the consummation of the Broadcom Transaction is that no governmental entity having jurisdiction over Avago, Broadcom or any of the other parties to the Broadcom Agreement shall have issued an order, decree or ruling or taken any other material action enjoining or otherwise prohibiting consummation of any part of the Broadcom Transaction substantially on the terms contemplated by the Broadcom Agreement. As such, if any of the plaintiffs are successful in their efforts, then our acquisition of Broadcom may not be consummated at all or within the expected timeframe. For additional information regarding this litigation, see "Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements".
We may pursue acquisitions, dispositions, investments and joint ventures, which could adversely affect our results of operations.
Our growth strategy includes the acquisition of, and investment in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities, such as our recent acquisitions of LSI, PLX and Emulex, and our pending acquisition of Broadcom. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, that we will be able to consummate any such transactions, or that such transactions will be successful. In addition, our original estimates and assumptions used in assessing any acquisition that we make may be inaccurate and we may not realize the expected financial or strategic benefits of any such acquisition. From time to time, we may also divest or wind down portions of our business, both acquired or otherwise, that are no longer strategically important or exit minority investments, which could materially affect our cash flows and results of operations for the period in which such events occur.
Acquisitions involve risks and uncertainties. For example, the integration of acquired businesses may not be successful and could result in disruption to other parts of our business. In addition, any such integration may require that we incur significant restructuring charges, including as a result of streamlining, or divesting non-core portions of, acquired businesses. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of these integrations may be further complicated by such factors as the size of the business or entity acquired, geographic distances, lack of experience operating in the geographic markets or industry sectors of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management's attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business' technology, difficulties in entering markets in which we have no or limited direct prior experience, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our potential inability to achieve the growth prospects and synergies expected from any such acquisition.
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
Any future dispositions we make may also involve risks and uncertainties. Any such dispositions could result in disruption to other parts of our business, potential loss of employees or customers, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. For example, in connection with a disposition, we may enter into transition services agreements or other strategic relationships, including long-term research and development arrangements, or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expenses and may adversely affect our financial condition and results of operations.
We are making substantial capital investments in our Fort Collins, Colorado manufacturing facility to increase our capacity, however this may be insufficient to meet demand. Conversely, if we overestimate demand, we may not realize the benefit we anticipate from these investments.
We are continuing to expand our Fort Collins facility to support anticipated growth in sales of our proprietary products, particularly for our wireless communications segment, and to leverage our fixed costs. Unanticipated delays in this expansion could result in significant additional costs, and could result in us being unable to timely satisfy customer demand for the products we plan to manufacture at the expanded facility. Even with this expansion, our manufacturing capacity may be insufficient to meet demand. From time to time, we put products for our wireless FBAR filter products on allocation if we are unable to bring capacity online quickly enough to meet stronger than anticipated demand. If we underestimate customer demand, or if insufficient manufacturing capacity is available at this facility to satisfy customers' demands, we could forgo revenue opportunities, potentially lose market share, damage our customer relationships and be subject to litigation and additional liabilities, all of which could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we overestimate customer demand we would experience excess capacity at this facility, which would result in increased fixed costs relative to the revenue we generate, which could adversely affect our results of operations.
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
A substantial portion of our revenue is generated from sales of products for use in mobile handsets, particularly our FBAR filter products, the market for which is growing and becoming increasingly competitive. During the three fiscal quarters ended August 2, 2015, revenue from our wireless communications segment accounted for 37% of our net revenue. The mobile handset market is characterized by intense competition among an increasingly concentrated group of OEMs, rapidly evolving technology, including the shift to 4G/long-term evolution, or LTE, and LTE-advanced standards, and changing consumer preferences. These factors result in the frequent introduction of new products, aggressive price competition, short product life cycles, and continually evolving mobile handset specifications. If we, our customers or mobile handset OEMs are unable to manage product transitions, our business and results of operations could be negatively affected. Our success in this market is dependent on the continued competitiveness of our FBAR filter products, and on the broad commercial acceptance of the mobile handsets into which our products are incorporated, as well as increasing the amount of our products in successive generations of those handsets. If the mobile handsets into which our products are designed do not achieve significant customer acceptance, our revenue will be adversely affected. Similarly, even though we may achieve design wins for a particular handset, we may not be designed into the next generation of a particular handset or new model of handset, which could result in a sharp decrease in our revenues.
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
The global semiconductor market is highly competitive. We compete in different target markets to various degrees on the basis of, among other things, quality, technical performance, price, product features, product system compatibility, system-level design capability, engineering expertise, responsiveness to customers, new product innovation, product availability, delivery timing and reliability, and customer sales and technical support. Current and prospective customers for our products evaluate our capabilities against the merits of our direct competitors. Some of our competitors are well established, have a more extensive product portfolio, have substantially greater market share and manufacturing, financial, research and development and marketing resources to pursue development, engineering, manufacturing, marketing and distribution of their products. In addition, many of our competitors have longer independent operating histories, greater presence in key markets, more comprehensive patent protection and greater name recognition. We compete with integrated device manufacturers and fabless semiconductor companies as well as the internal resources of large, integrated OEMs. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings. In addition, companies not currently in direct competition with us may introduce competing products in the future. Because our products are often building block semiconductors providing functions that in some cases can be integrated into more complex integrated circuits, or ICs, we also face competition from manufacturers of ICs, as well as customers that develop their own IC products.
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
We purchase a significant portion of our semiconductor materials and finished goods from a few contract manufacturers and materials providers, some of which are single source suppliers. For the three fiscal quarters ended August 2, 2015, we purchased 53% of the materials for our manufacturing processes from five materials providers. For fiscal year 2014, we purchased 53% of the materials for our manufacturing processes from six materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our contract manufacturers or materials providers. Our manufacturing processes rely on many materials, including silicon and gallium arsenide, or GaAs, and indium phosphide, or InP, wafers, copper lead frames, precious metals, mold compound, ceramic packages and various chemicals and gases. From time to time, suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of components or raw materials at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
We rely on our own internal information technology, or IT, systems and on third parties to provide corporate infrastructure services necessary for the operation of our business. Any failure of our IT systems or one or more of our vendors to provide necessary services could have a material adverse effect on our business.
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
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing, legal and finance personnel, and especially our design and technical personnel. We also seek to acquire talented engineering and technical personnel through acquisitions we may make from time to time. We do not know whether we will be able to retain all of these employees as we continue to pursue our business strategy. We have historically encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with expertise in analog and optoelectronic semiconductor design. Competition for such personnel is intense in the semiconductor industry, particularly in Southeast Asia where qualified engineers are in high demand. In addition, our employees and employees of companies or businesses that we acquire may decide not to continue working for us following such acquisitions. In such cases, employees may decide to leave with little or no notice, for reasons that may include dissatisfaction with our corporate culture, compensation or new roles and responsibilities, integration difficulties or a desire not to remain with the combined company. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. The loss of the services of key employees, especially our key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical personnel, could have a material adverse effect on our business, financial condition and results of operations.
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
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end-customers. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor either in arrears or in advance based on estimates. We recognize reserves for distributor rights related to these limited stock returns and price adjustments. We recognize revenues for sales to distributors upon delivery to the distributors, net of estimated provisions for these stock return and price adjustment programs. We have extended these programs to certain distributors in the United States, Asia and Europe and may extend them on a selective basis to some of our other distributors in these geographies. The reserves recognized for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates. These programs may require us to deploy a substantial amount of cash to fund them. As of both August 2, 2015 and November 2, 2014, we had an aggregate of approximately $34 million on deposit with various distributors to fund these programs. The timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 21% and 25% of our net revenue for the three fiscal quarters ended August 2, 2015 and fiscal year 2014, respectively.
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
Tax bills are introduced from time to time to reform U.S. taxation of international business activities. The Organization for Economic Co-operation and Development also recently released draft guidance covering various topics, including country-by-country reporting, and definitional changes to permanent establishment, and is in the process of issuing guidance on Base Erosion and Profit Shifting, or BEPS, an initiative that aims to standardize and modernize global tax policy. Depending on the final form of guidance adopted and legislation ultimately enacted, if any, there may be significant consequences for us due to the large scale of our international business activities. For example, adoption of BEPS by foreign jurisdictions in which we operate could result in changes to tax policies, including transfer pricing policies that could ultimately impact our tax liabilities to foreign jurisdictions. If any of these proposals are enacted into legislation, or if other international, consensus-based tax policies and principles are amended or implemented, they could have material adverse consequences on the amount of tax we pay and thereby on our financial position and results of operations.
In addition, policies regarding corporate income taxes in numerous jurisdictions are under heightened scrutiny. As a result, decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to legislative investigation and inquiry, which could result in changes in tax policies or prior tax rulings. There can be no assurance as to the outcome of these investigations and inquiries. As such, the taxes we previously paid may be subject to change and our taxes may increase in the future, which could have an adverse effect on our results of operations, financial condition and our corporate reputation.
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
We sell our products throughout the world. In addition, as of August 2, 2015, approximately 53% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
A majority of our products are produced and sourced in Asia, including in China, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand. We also have personnel in, and conduct business from, India. Any conflict or uncertainty in these countries, including due to political or civil unrest, public health or safety concerns or natural disasters, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations.

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
We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. Our evaluation of the effectiveness of our internal control over financial reporting as of November 2, 2014 did not include the internal controls of LSI, which we acquired in May 2014, and PLX, which we acquired in August 2014. Even though, as of November 2, 2014, we concluded that our internal control over financial reporting (excluding LSI and PLX) was effective, we need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as we grow our business or acquire other businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire, could harm our operating results or cause us to fail to meet our reporting obligations. For example, we have migrated LSI's data and reporting onto our enterprise resource planning system. As we continue to test this migration we may discover problems with the conversion. Any such problems may disrupt the accessibility or reliability of information necessary to provide timely, accurate information, which could cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.
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
We sponsor several defined benefit plans and post-retirement medical benefit plans. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. The difference between the obligations and assets of these plans, or the funded status of these plans, is a significant factor in determining our pension expense and the ongoing funding requirements of these plans. Weak economic conditions and related under-performance of asset markets could lead to increased pension and post-retirement benefit expenses. In the United States, we also self-fund our employees' health benefits. The costs of providing these benefits are unpredictable and have been increasing steadily and significantly in recent years. Also, a significant portion of our employees' cash compensation is performance-related, based on achievement of annual metrics, which can cause significant fluctuations in our employee compensation expense and in cash flows in the period in which payment occurs. Significant increases in the costs of the benefits we provide to our employees could adversely affect our financial condition and results of operations.
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
As a result of our acquisition of LSI, we have a substantial amount of indebtedness outstanding, consisting of $3,961 million in Term Loans, pursuant to the 2014 Credit Agreement. The 2014 Credit Agreement relating to the Term Loans also provides for our $500 million 2014 Revolving Credit Facility. The borrowers’ obligations under the 2014 Credit Agreement are guaranteed by a number of our subsidiaries and are secured, subject to certain exceptions, by all the assets of the borrowers, and each subsidiary guarantor. Subject to restrictions in the 2014 Credit Agreement, we may incur additional indebtedness and expect to incur a significant amount of indebtedness in connection with our pending acquisition of Broadcom.
Our substantial indebtedness could have important consequences including:

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
The foregoing restrictions could limit our ability to plan for, or react to, changes in market conditions or our capital needs. We do not know whether we will be granted waivers under, or amendments to, our 2014 Credit Agreement if for any reason we are unable to meet these requirements, or whether we will be able to refinance our indebtedness on terms acceptable to us, or at all.
The breach of any of these covenants or restrictions could result in a default under our 2014 Credit Agreement. In addition, the 2014 Credit Agreement contains cross-default provisions that could thereby result in an acceleration of amounts outstanding under all debt instruments if certain events of default occur under any of them. If we are unable to repay these amounts, lenders having secured obligations, including the lenders under our 2014 Credit Agreement, could proceed against the collateral securing that debt. Any of the foregoing would have a material adverse effect on our business, financial condition and results of operations.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on, and to refinance our debt, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the 2014 Credit Agreement and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our outstanding indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms when needed, which could result in a default on our indebtedness.
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
Our corporate affairs are governed by our memorandum and articles of association and by the laws governing corporations incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our board of directors, or our Board, under Singapore law (including under the recently amended Singapore Companies Act) are different from those applicable to a corporation incorporated in the United States. Therefore, our public shareholders may have more difficulty in protecting their interest in connection with actions taken by our management or members of our Board than they would as shareholders of a corporation incorporated in the United States.
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
Under Singapore law, we may only allot and issue new ordinary shares with the prior approval of our shareholders in a general meeting. At our 2015 annual general meeting of shareholders, or AGM, our shareholders provided our directors with the general authority to allot and issue any number of new ordinary shares, which shall continue in force until the earlier of (i) the conclusion of our 2016 AGM, (ii) the expiration of the period within which the next annual general meeting is required by law to be held (i.e. within 15 months after the conclusion of the last general meeting) or (iii) the subsequent revocation or modification of such general authority by our shareholders at a duly convened general meeting. Subject to the general authority to allot and issue new ordinary shares provided by our shareholders, the provisions of the Singapore Companies Act and our memorandum and articles of association, our Board may allot and issue new ordinary shares on such terms and conditions as they may think fit to impose. Any additional issuances of new ordinary shares by our directors may adversely impact the market price of our ordinary shares.
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
These fluctuations are often unrelated or disproportionate to our operating performance. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our ordinary shares. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. We are also the subject of a number of lawsuits stemming from our acquisitions of PLX, Emulex and Broadcom. Securities litigation against us, including the lawsuits related to the PLX, Emulex and Broadcom transactions, could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.
A substantial amount of our shares are held by a small number of large investors and significant sales of our ordinary shares in the public market by one or more of these holders could cause our share price to fall.
As of June 30, 2015, we believe that our five largest shareholders hold over 36% of our outstanding ordinary shares in the aggregate, including entities affiliated with Silver Lake Partners that hold an aggregate of 5% of our outstanding ordinary shares as at June 30, 2015, as a result of the conversion of the Convertible Notes. These investors may sell their shares for a variety of reasons, including dissatisfaction with our short- or long-term results. These holders may sell their shares at any time and such sales could depress the market price of our ordinary shares, given the large amounts of our shares held by these investors. In addition, in connection with the issuance of the Convertible Notes, the Company entered into a registration rights agreement pursuant to which Silver Lake Partners has certain registration rights with respect to our ordinary shares issued upon conversion of the Convertible Notes. Any such sales by these investors could also impair our ability to raise capital through the sale of additional equity securities.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the fiscal quarter ended August 2, 2015.
Issuer Repurchases of Equity Securities
There were no share repurchases during the fiscal quarter ended August 2, 2015. The 2014 share repurchase mandate expired on April 8, 2015.
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
Anthony E. Maslowski
Chief Financial Officer
Date: September 10, 2015

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
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 29, 2015

2.3*	Amendment No. 1 to Agreement and Plan of Merger, dated July 29, 2015, by and between Avago Technologies Limited and Broadcom Corporation.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	July 31, 2015

3.1	Memorandum and Articles of Association	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	August 14, 2009

4.1	Form of Specimen Share Certificate for Registrant’s Ordinary Shares.	Amendment No. 3 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 14, 2009

4.2	Indenture, dated as of May 6, 2014, between Avago Technologies Limited and U.S. Bank National Association as Trustee, related to 2.0% Convertible Senior Notes due 2021.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 6, 2014

4.3	Form of Note (included in Exhibit 4.2).	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 6, 2014

4.4	Registration Rights Agreement, dated as of May 6, 2014, related to 2.0% Convertible Senior Notes due 2021 among Avago Technologies Limited, SLP Argo I Ltd. and SLP Argo II Ltd.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 6, 2014

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
10.1+	Continuing Employment Offer Letter, dated June 3, 2015, between Avago Technologies Limited and Charlie Kawwas.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428).	June 10, 2015

10.2+	Severance Benefits Agreement, dated June 3, 2015, between Avago Technologies Limited and Charlie Kawwas.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428).	June 10, 2015

10.3+	Policy on Acceleration of Executive Staff Equity Awards in the Event of Death or Permanent Disability			X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

99.1	Support Agreement, dated as of May 28, 2015, by and among Pavonia Limited, Avago Technologies Limited and Dr. Henry T. Nicholas III (together with certain of his affiliated entities).	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 29, 2015

99.1	Support Agreement, dated as of May 28, 2015, by and among Pavonia Limited, Avago Technologies Limited and Dr. Henry Samueli (together with certain of his affiliated entities).	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	May 29, 2015

101.INS†	XBRL Instance Document			X

101.SCH†	XBRL Schema Document			X

101.CAL†	XBRL Calculation Linkbase Document			X

101.DEF†	XBRL Definition Linkbase Document			X

101.LAB†	XBRL Labels Linkbase Document			X

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
101.PRE†	XBRL Presentation Linkbase Document			X

*
Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to the Agreement and Plan of Merger have been omitted. Avago hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

+	Indicates a management contract or compensatory plan or arrangement.
†
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at August 2, 2015 and November 2, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and three fiscal quarters ended August 2, 2015 and August 3, 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and three fiscal quarters ended August 2, 2015 and August 3, 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the fiscal quarter and three fiscal quarters ended August 2, 2015 and August 3, 2014 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.