Form 10-K
period 2015-11-01
Avago Technologies LTD
filed 2015-12-17
CIK 1441634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 1, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
State the aggregate market value of the Registrant’s voting and non-voting ordinary shares held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of May 3, 2015, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on May 1, 2015, the last trading day prior to our fiscal quarter end) was approximately $31.8 billion.
As of November 29, 2015, the Registrant had 276,489,575 ordinary shares outstanding.
Documents Incorporated by Reference
Information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for its 2016 Annual General Meeting of Shareholders. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K. The Registrant intends to file its definitive Proxy Statement within 120 days after its fiscal year ended November 1, 2015.

AVAGO TECHNOLOGIES LIMITED
2015 ANNUAL REPORT ON FORM 10-K

PART I
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and particularly in Item 1: “Business,” Item 1A: “Risk Factors,” Item 3: “Legal Proceedings” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. These statements are indicated by words or phrases such as “anticipate,” “expect,” “estimate,” “seek,” “plan,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations; statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, or enforceability of our intellectual property rights; and the effects of seasonality on our business. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. These factors include any loss of our significant customers and fluctuations in the timing and volume of significant customer demand; risks associated with our pending acquisition of Broadcom Corporation (“Broadcom”), including (1) the risk that the conditions to the closing of the transaction are not satisfied; (2) litigation challenging the transaction; (3) uncertainties as to the timing of the consummation of the transaction and the ability of each party to consummate the transaction; (4) risks that the proposed transaction disrupts our current plans and operations; (5) our ability to retain and hire key personnel; (6) competitive responses to the proposed transaction; (7) unexpected costs, charges or expenses resulting from the transaction; (8) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the transaction; (9) our ability to realize the benefits of the acquisition of Broadcom, as well as delays, challenges and expenses associated with integrating the businesses and the indebtedness planned to be incurred in connection with the transaction; and (10) legislative, regulatory and economic developments; delays, challenges and expenses associated with integrating acquired companies with our existing businesses and our ability to achieve the growth prospects and synergies expected from acquisitions we may make; our ability to increase our internal manufacturing capacity to meet customer demand; our ability to accurately estimate customers’ demand and adjust supply chain and third-party manufacturing capacity accordingly; our ability to improve our manufacturing efficiency and quality; increased dependence on a small number of markets; quarterly and annual fluctuations in our operating results; cyclicality in the semiconductor industry or in our target markets; global economic conditions and concerns; our competitive performance and ability to continue achieving design wins with our customers, as well as the timing of those design wins; rates of growth in our target markets; our dependence on contract manufacturing and outsourced supply chain and our ability to improve our cost structure through our manufacturing outsourcing program; prolonged disruptions of our or our contract manufacturers' manufacturing facilities or other significant operations; our dependence on outsourced service providers for certain key business services and their ability to execute to our requirements; our ability to maintain or improve gross margin; our ability to maintain tax concessions in certain jurisdictions; our ability to protect our intellectual property and the unpredictability of any associated litigation expense; any expense or reputational damage associated with resolving customer product warranty and indemnification claims; dependence on and risks associated with distributors of our products; our ability to sell to new types of customers and to keep pace with technological advances; market acceptance of the end products into which our products are designed; the significant indebtedness incurred by us, including the need to generate sufficient cash flows to service and repay such debt; and other events and trends on a national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature. All of the forward-looking statements in this Annual Report on Form 10-K are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not in fact occur. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
References in this Annual Report on Form 10-K to “Avago,” “the Company,” “we,” “our,” or “us” refer to Avago Technologies Limited and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires. Our fiscal year ends on the Sunday closest to October 31. We refer to our fiscal years by the calendar year in which they end. For example, the fiscal year ended November 1, 2015 is referred to as “fiscal year 2015.”

ITEM 1.	BUSINESS
Overview
We are a leading designer, developer and global supplier of a broad range of semiconductor devices with a focus on analog III-V based products and complex digital and mixed signal complementary metal oxide semiconductor, or CMOS, based devices. We have a history of innovation and offer thousands of products that are used in end products such as smartphones, enterprise servers and storage systems, hard disk drives, solid state drives, data networking and telecommunications equipment, factory automation, industrial equipment and consumer appliances. We have four reportable segments: wireless communications, enterprise storage, wired infrastructure and industrial & other, which align with our principal target markets. We differentiate ourselves through our high performance design and integration capabilities and focus on developing products for target markets where we believe we can earn attractive margins.
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
Our over 50-year history of innovation dates back to our origins within Hewlett-Packard Company and, more recently, with our acquisition of LSI Corporation, or LSI. Over the years, we have assembled a large team of analog, digital and mixed signal design engineers around the world. We maintain design and product development engineering resources at multiple locations in each of the United States, Asia and Europe, which allows us to leverage this worldwide engineering expertise. We strategically focus our research and development resources to address niche opportunities in our target markets and leverage our extensive portfolio of U.S. and foreign patents and other intellectual property, or IP, to integrate multiple technologies and create component solutions that target growth opportunities. We design products that deliver high-performance and provide mission-critical functionality.
Original equipment manufacturers, or OEMs, or their contract manufacturers, and distributors typically account for the substantial majority of our sales. We have established strong relationships with leading OEM customers across multiple target markets. Many of our major customer relationships have been in place for many years. Our close customer relationships have often been built as a result of years of collaborative product development, which has enabled us to build our IP portfolio and develop critical expertise regarding our customers’ requirements, including substantial system level knowledge. This collaboration has provided us with key insights into our customers' businesses and has enabled us to be more efficient and productive and to better serve our target markets and customers. We have a direct sales force focused on supporting large OEMs. We also distribute a substantial portion of our products through our broad distribution network, and a significant amount of these sales are to large global electronic components distributors, including Avnet, Inc. and Arrow Electronics, Inc. We have a diversified and well-established base of thousands of end customers, located throughout the world, which we serve through our multi-channel sales and fulfillment system.
We focus on maintaining an efficient global supply chain and a variable, low-cost operating model. Accordingly, we outsource a majority of our manufacturing operations utilizing third-party foundry and assembly and test capabilities, as well as some of our corporate infrastructure functions. We focus our internal manufacturing capacity and capital expenditures on analog products that utilize our innovative materials and proprietary processes, to protect our IP and to develop the technology for manufacturing, while outsourcing standard CMOS processes. We also have a long history of operating in Asia, where approximately 41% of our employees are located and where we manufacture and source the majority of our products and materials. Our presence in Asia places us in close proximity to many of our customers’ manufacturing facilities and at the center of worldwide electronics manufacturing.
Recent Developments
On May 28, 2015, we entered into an Agreement and Plan of Merger, or the Broadcom Agreement, with Broadcom and the other parties named therein, which provides for a proposed business combination transaction between us and Broadcom, or the Broadcom Transaction. Broadcom focuses on providing highly complex and highly integrated semiconductor solutions for the wired and wireless communications markets. The products are primarily delivered as system-on-a-chip solutions, or SoCs, that seamlessly deliver voice, video, data and multimedia connectivity in the home, office and mobile environments.
Broadcom’s broadband and connectivity solutions include set-top box, or STB, solutions, broadband modem solutions, wireless connectivity solutions such as integrated and discrete Wi Fi, Bluetooth, GPS and near field communications and a range of other technologies. Customer products incorporating these solutions include: STBs, central office broadband access equipment, residential gateways, stand-alone broadband access modems, and a range of consumer devices, including smartphones and tablets, wearable devices, PCs, laptops, access points, and others.
Broadcom also provides infrastructure and networking solutions that include: ethernet switches and physical transceiver, or PHYs, which includes switches and fabrics; copper and optical transceivers; backplane and optical front-end physical layer devices; processors including multicore processors; and other Infrastructure and Networking technologies including knowledge-based processors, voice-over-IP solutions, microwave backhaul solutions and radio head digital front ends and Ethernet controllers. Customer products incorporating these solutions include: service provider metro equipment; edge and core routers, wireless infrastructure and wireless access points; switches and routers; servers and workstations; network interface cards; local area network, or LAN, on motherboard applications; optical networks and dense wave division multiplexing applications; security appliances; storage controllers; microwave links for wireless backhaul; cellular remote radio heads; automobile Ethernet networks; point-of-sale equipment; and other embedded SoC subsystems. We expect the Broadcom Transaction to closing on or about February 1, 2015.
On May 5, 2015, we completed our acquisition of Emulex Corporation, or Emulex, through a tender offer and subsequent merger of Emulex into one of our wholly-owned subsidiaries. The aggregate cash consideration paid to acquire all of the outstanding shares of Emulex was approximately $582 million, which was funded with available cash on hand.
Products and Markets
Our product portfolio ranges from discrete devices to complex sub-systems that include multiple device types and incorporate firmware for interfacing between analog and digital systems. In some cases, our products include mechanical hardware that interfaces with optoelectronic or capacitive sensors. We focus on markets that require high quality and the integrated performance characteristics of our products. For fiscal year 2015, the wireless communications segment contributed 37%, the enterprise storage segment contributed 32%, the wired infrastructure segment contributed 22%, and the industrial & other segment contributed 9% of our net revenue, respectively. Fiscal year 2014 net revenue included contributions from LSI and PLX Technologies, Inc., or PLX, commencing on their respective dates of acquisition; LSI and PLX primarily contributed to the enterprise storage segment, with LSI also contributing to the wired infrastructure segment. Fiscal year 2015 net revenue included contributions from Emulex commencing on the date of acquisition, which are included in the enterprise storage segment.

The table below presents the major product families and major applications in our business segments.

Segment	Major Applications	Major Product Families
Wireless Communications	• Smartphones	• RF power amplifiers
• RF filters
• RF front end modules (FEMs)
• Ambient light sensors
• Proximity sensors
	• Base stations	• Low noise amplifiers
• Multimarket-wave mixers
• Diodes

Enterprise Storage	• Hard disk drives (HDD)	• Read channel based system-on-chip (SoCs)
• Preamplifiers
	• Servers and storage systems	• Serial attached SCSI (SAS) and redundant array of independent disks (RAID) controllers and adapters
• Fibre Channel Host Bus Adapters (HBA)
• Peripheral component interconnect (PCI) express (PCIe) switches
	• Solid state drives (SSD)	• Custom flash controllers

Wired Infrastructure	• Data communications, storage area networking, servers, core routing and transport	• Fiber optic transceivers
	• Data communications, storage area networking and servers	• Serializer/deserializer (SerDes) ASICs
	• Data communications and telecommunications	• Optical laser and receiver components

Industrial & Other	• Factory automation, in-car infotainment and renewable energy systems	• Industrial fiber optics
	• Power isolation, power conversion and renewable energy systems	• Optocouplers
	• Motor controls and factory automation	• Motion control encoders and subsystems
	• Displays and lighting	• LEDs
Wireless Communications.  We support the wireless communications industry with a broad variety of RF semiconductor devices that amplify, as well as selectively filter, RF signals. Filters enable modern wireless communication systems to support a large number of subscribers simultaneously by ensuring that the multiple transmissions and receptions of voice and data streams do not interfere with each other. We were among the first to deliver commercial film bulk acoustic resonator, or FBAR, filters that offer technological advantages over competing filter technologies, to allow smartphones to function more efficiently in today's congested RF spectrum. FBAR technology has a significant market share within the cellular handset market. As cellular carriers continue to move to 4G/long-term evolution, or LTE, and LTE-advanced standards worldwide, we believe these technological advantages will continue to benefit our business. Our products include:

•	FEMs that incorporate multiple die into multi-function RF devices;

•	duplexers and multiplexers, which are a combination of two or more transmit and receive filters in a single device, using our proprietary FBAR technology;

•	monolithic or discrete microwave integrated circuit, or IC, filters; and

•	discrete transistors.
Our expertise in amplifier design, FBAR technology and module integration enables us to offer industry-leading efficiency in RF transmitter applications. Our proprietary GaAs processes are critical to the production of power amplifier and low noise amplifier products. In addition to RF devices, we provide a variety of optoelectronic sensors for mobile handset applications.
Enterprise Storage.  Our enterprise storage products enable secure movement of digital data to and from host machines such as servers, personal computers and storage systems to the underlying storage devices such as HDDs and SSDs. We provide read channel-based SoCs and preamplifiers to HDD OEMs. These are the critical chips required to read, write and protect data. An HDD SoC is an IC that combines the functionality of a read channel, serial interface, memory and a hard disk controller in a small, high-performance, low-power and cost-effective package. Read channels convert analog signals that are generated by reading the stored data on the physical media into digital signals. In addition, we sell preamplifiers, which are used to amplify the initial signal to and from the drive disk heads so the signal can be processed by the read channel.
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
With the acquisition of PLX, we also provide interconnect semiconductors that support the PCI and PCIe communication standards. PCIe is the primary interconnection mechanism inside computing systems today. We provide both PCIe switches as well as PCIe bridges. PCIe switches allow multiple devices connect to each other over a PCIe bus. PCIe bridges allow devices with other standards to be used in systems that need to interoperate with PCIe. Examples of applications using our PCIe products include servers, storage systems, gaming and workstation systems, networking and communications systems and industrial equipment.
We also provide network and storage connectivity products as a result of the acquisition of Emulex. Emulex's products include Fibre Channel HBAs, which connect host computers such as servers to Fibre Channel Storage Area Networks, or FC SANs. FC SANs are networks dedicated to storage traffic, and enable simultaneous high speed and secure connections among multiple host computers and multiple storage arrays.
Wired Infrastructure.  In the storage and Ethernet networking markets, we supply transceivers that receive and transmit information along optical fibers. We were one of the first to commercialize vertical-cavity surface emitting lasers, or VCSELs, which are key components within our transceivers. Our fiber optic products and our VCSEL-based products, including high bandwidth parallel optic transceivers and modules, have been widely adopted throughout the wired infrastructure and computing industries. We provide a range of product bandwidth options for customers, including options ranging from 125 Megabits per second, or Mbps, to 168 Gigabits per second, or Gbps. In Ethernet networking, we focus on higher bandwidth applications, principally 10G and emerging 40G and 100G for data center as well as enterprise customers. In storage, we focus on fiber channel-based applications including 8G and emerging 16G transceivers. In addition, we supply parallel optic transceivers with as many as 12 parallel channels for core routing, server, and high performance computing applications. We also supply optical laser and receiver components to the access, metro and long-haul telecommunication markets. For enterprise networking and server input/output, or I/O, applications, we supply high speed SerDes products integrated into application specific integrated circuits, or ASICs. Our ASICs are designed on advanced CMOS process technologies, focused primarily on 28nm and next generation 16nm processes. In these geometries, we are able to support data transmission rates of up to 32G per second. In fiscal year 2015, we entered into an agreement to sell certain fiber optics subsystems manufacturing assets to a third party. The transaction is subject to customary closing conditions and is expected to close by the end of the first quarter of fiscal year 2016.
Industrial & Other.  We provide a broad variety of products for the general industrial and automotive markets. We offer optical isolators, or optocouplers, which provide electrical insulation and signal isolation for signaling systems that are susceptible to electrical noise or interference. Optocouplers are used in a diverse set of applications, including industrial motors, automotive systems including those used in hybrid engines, power generation and distribution systems, switching power supplies, motion sensors, telecommunications equipment, computers and office equipment, plasma displays, and military electronics. For industrial motors and robotic motion control, we supply optical encoders, as well as ICs for the controller and decoder functions. For electronic signs and signals, we supply LED assemblies that offer high brightness and stable light output over thousands of hours, enabling us to support traffic signals, large commercial signs and other displays. For industrial networking, we provide faster optical transceivers using plastic optical fiber that enable quick and interoperable networking and factory automation. This segment also includes IP licensing revenue.

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
We plan to continue investing in product development, both organically and through acquisition, to drive growth in our business. We also invest in process development and fabrication capabilities to optimize processes for devices that are manufactured internally. Our field application engineers, or FAEs, and design engineers are located in many places around the world, and in many cases near our top customers. This enhances our customer reach and our visibility into new product opportunities and enables us to support our customers in each stage of their product development cycle, from early stages of production design through volume manufacturing and future growth. By collaborating with our customers, we have opportunities to develop high value-added, customized products for them that leverage our existing technologies. Research and development expense was $1,049 million, $695 million and $398 million for fiscal years 2015, 2014 and 2013, respectively. We anticipate that we will continue to make significant research and development expenditures in order to maintain our competitive position with a continuous flow of innovative and sustainable product platforms.
Customers, Sales, Marketing and Distribution
We sell our products to a wide variety of OEMs or their contract manufacturers, distributors and end users. Certain customers require us to contract with them directly and with specified intermediaries, such as contract manufacturers, and both often require timely delivery of our products to multiple locations around the world. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Sales to distributors accounted for 21% of our net revenue for fiscal year 2015. In fiscal year 2015, direct sales to Foxconn Technology Group companies, or Foxconn, a contract manufacturer, accounted for 24% of our net revenue. Our top five direct customers, which included one distributor, collectively accounted for 46% of our net revenue. We believe our aggregate sales to Apple, Inc., when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes (which includes Foxconn), accounted for more than 20% of our net revenues for fiscal year 2015 and more than 15% for fiscal year 2014. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top ten direct or indirect customers could have a material adverse effect on our business, results of operations and financial condition.
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
We have sales offices located in various countries, with a significant presence in Asia, which is a key center of the worldwide electronics supply chain. Many of our customers design products in North America or Europe that are then manufactured in Asia. We maintain dedicated regional customer support call centers, where we address customer issues and handle logistics and other order fulfillment requirements. We believe we are well-positioned to support our customers throughout the design, technology transfer and manufacturing stages across all geographies.
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
Materials and Suppliers
Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials. We purchase materials from hundreds of suppliers on a global basis. These supply relationships are generally conducted on a purchase order basis. While we have not experienced any significant difficulty in obtaining the materials used in the conduct of our business and we believe that no single supplier is material, some of the parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for re-design or qualification. Our long-term relationships with our suppliers allow us to proactively manage our technology development and product discontinuance plans, and to monitor our suppliers' financial health. Some suppliers may, nonetheless, extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique or highly specialized components, we may not be able to find a substitute quickly, or at all. To address the potential disruption in our supply chain, we may use a number of techniques, including qualifying more than one source of supply, redesigning products for alternative components and incremental, or in some cases "lifetime," purchases of affected parts for supply buffer.
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
In the wireless communications segment, we provide RF amplifiers, filters, FEMs, ambient light and proximity sensors for mobile phones. Our primary competitors for this target market are ams AG, Murata Manufacturing Co., Ltd., Qorvo, Inc., Skyworks Solutions, Inc., and TDK-EPC Corporation. We compete based on our expertise in amplifier design, FBAR technology, module integration and proprietary material processes.
In the enterprise storage segment, we provide read channel-based SoCs and preamplifiers to the HDD market, custom flash controllers to the SSD market, and SAS and RAID controller and adapter solutions, fibre channel HBAs and PCIe switches to the server and storage system markets. Our competitors include Marvell Technology Group, Ltd., PMC-Sierra, Inc. Qlogic Corp., and Texas Instruments, Inc.
In the wired infrastructure segment, we provide fiber optic transceivers and SerDes ASICs for high-speed data communications and server applications. Our primary competitors for this target market are Finisar Corporation, GlobalFoundries, Lumentum Operations LLC, M/A-COM Technology Solutions Holdings, Mitsubishi Electric Corporation, ST Microelectronics N.V., and Sumitomo Corporation. We compete based on the strength of our high speed proprietary design expertise, our customer relationships, proprietary process technology and broad product portfolio.
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
As of November 1, 2015, we had approximately 14,700 U.S. and foreign patents and approximately 2,100 U.S. and foreign pending patent applications. Our research and development efforts are presently resulting in approximately 200 new patent applications per year, relating to a wide range of ASIC, isolation, encoder, LED, RF and optoelectronic components, enterprise storage products, HDD silicon, PCIe, USB and other standard I/O devices, Ethernet and Fibre-Channel connectivity and associated applications. The expiration dates of our patents range from 2015 to 2034, with a small number of patents expiring in the near future, none of which are expected to be material to our IP portfolio. We are not substantially dependent on any single patent or group of related patents.
We focus our patent application program to a greater extent on those inventions and improvements that we believe are likely to be incorporated into our products, as contrasted with more basic research. However, we do not know how many of our pending patent applications will result in the issuance of patents or the extent to which the examination process could require us to narrow our claims.
We and our predecessors have also entered into a variety of IP licensing and cross-licensing arrangements that have both benefited our business and enabled some of our competitors. In addition, we license third-party technologies that are incorporated into some elements of our design activities, products and manufacturing processes. Historically, licenses of the third-party technologies used by us have been available to us on acceptable terms. A portion of our revenue comes from IP licensing royalty payments and from technology claim settlements relating to such IP.
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
Employees
As of November 1, 2015, we had approximately 8,200 employees worldwide. By geography, approximately 56% of our employees are located in North America, 41% in Asia, and 3% in Europe. In Singapore, approximately 320 of our 900 employees are subject to a collective bargaining agreement. In the United States, none of our employees is represented by a labor union. In Mexico, approximately 450 of our 650 employees are subject to a collective bargaining agreement. A small number of our employees in other countries are represented by workers' councils or labor unions. We believe we have a good working relationship with our employees.
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
We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements, including legislation enacted in the United States, European Union and China, among a growing number of jurisdictions, which have placed greater restrictions on the use of lead, among other chemicals, in electronic products, which affects materials composition and semiconductor packaging. These laws are becoming more stringent and may in the future cause us to incur significant expenditures.
Backlog
Our sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be, and often are, rescheduled, canceled or modified on relatively short notice, without substantial penalty. Therefore, we believe that purchase orders or backlog are not necessarily a reliable indicator of future sales.

Seasonality
Our net revenue in the second half of the fiscal year has typically been higher than our net revenue in the first half of the fiscal year, primarily due to seasonality in our wireless communications segment. This segment has historically experienced seasonality due to calendar year-end launches of new mobile handsets manufactured by our OEM customers. However, from time to time, some of our key customers, particularly in our wireless communications and enterprise storage segments, place, or may delay, large orders, often in connection with their expected new product launches. This often causes our quarterly net revenues to fluctuate significantly and may overshadow any seasonal effects on revenue.
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
We are dependent on a small number of direct customers, OEMs, or their contract manufacturers, and distributors for a majority of our business, revenue and results of operations, particularly in our wireless communications and enterprise storage segments. During fiscal year 2015, direct sales to Foxconn accounted for 24% of our net revenue and our top five direct customers, which included one distributor, collectively accounted for 46% of our net revenue. During fiscal year 2014, direct sales to Foxconn accounted for 20% of our net revenue and our top five customers, which included two distributors, collectively accounted for 41% of our net revenue. However, we also believe our aggregate sales to Apple, Inc. accounted for more than 20% of our net revenues for fiscal year 2015, when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes (which includes Foxconn). We expect to continue to experience significant customer concentration in future periods.
This customer concentration increases the risk of quarterly fluctuations in our operating results and sensitivity to any material, adverse developments experienced by our significant customers. In addition, our top customers' purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margins on certain products. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. Our customers often provide us with medium- to long-term product roadmaps and related indications of their product needs and purchases on a periodic basis, but they generally purchase our products on a weekly or daily basis, often pursuant to purchase orders, and the relationship, as well as particular orders, can be terminated at any time without significant penalty. In addition, orders can be, and often are, rescheduled, canceled and modified with little or no notice. To ensure availability of our products for some of our largest customers, we start manufacturing our relevant products in advance of receiving purchase orders, based on our customers' forecasts. These forecasts are not binding purchase commitments and, as a result, we incur inventory and manufacturing costs in advance of anticipated sales. Since actual demand for our products may not match these forecasts, we may be subject to increased risks of high inventory carrying costs, product obsolescence and increased operating costs. In addition, the loss of, or any substantial reduction in sales to, any of our major direct or end customers could have a material adverse effect on our business, financial condition and results of operations.
The failure to complete our acquisition of Broadcom may adversely affect our business and our share price.
Our and Broadcom’s obligations to consummate our acquisition of Broadcom are subject to the satisfaction or waiver of certain customary conditions, including (i) the absence of any law or order prohibiting or restraining the Broadcom Transaction or any law making the consummation of the Broadcom Transaction illegal, (ii) there being no event that has or would reasonably be expected to have a material adverse effect on either us or Broadcom, (iii) approval of NASDAQ for listing Holdco ordinary shares, (iv) subject to certain exceptions, the accuracy of the representations and warranties of the parties in the Broadcom Agreement, and (v) performance by us and Broadcom of their respective obligations under the Broadcom Agreement. There can be no assurance that these conditions to the completion of the Broadcom Transaction will be satisfied in a timely manner or at all. In addition, other factors, such as our ability to obtain the debt financing we need to consummate the Broadcom Transaction, may affect when and whether the merger will occur. If the Broadcom Transaction is not completed, our share price could fall to the extent that our current price reflects an assumption that we will complete the acquisition. Furthermore, if the Broadcom Transaction is not completed, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

•	we could be required to pay a termination fee of $1 billion to Broadcom under certain circumstances as described in the Broadcom Agreement;

•	we would have incurred significant costs in connection with the acquisition that we would be unable to recover;

•	we may be subject to legal proceedings related to failure to complete the Broadcom Transaction;

•	the failure to consummate the Broadcom Transaction may result in negative publicity and a negative impression of us in the investment community; and

•
any disruptions to our business resulting from the announcement and pendency of the Broadcom Transaction, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the acquisition is not consummated.

In addition, we would not realize any of the expected benefits of having completed the Broadcom Transaction. The Broadcom Transaction, if completed, will be our largest acquisition to date, by a significant margin. The benefits we expect to realize from the acquisition of Broadcom are, necessarily based on projections and assumptions about the combined businesses of Avago and Broadcom, which may not materialize or which may prove to be inaccurate.
Uncertainty about the Broadcom Transaction may adversely affect our business and share price, whether or not the Broadcom Transaction is completed.
We are subject to risks in connection with the announcement and pendency of the Broadcom Transaction, including:

•	the pendency and outcome of the legal proceedings that have been or may be instituted against us, our directors and others relating the Broadcom Transaction;

•	confusion regarding the exchange of our ordinary shares for ordinary shares of our successor, Holdco;

•
the restrictions imposed on our business and operations pursuant to certain covenants set forth in the Broadcom Agreement, which may prevent us from pursuing certain opportunities without Broadcom's approval; and

•	that we may forgo opportunities we might otherwise pursue absent the Broadcom Agreement.
Uncertainties about the Broadcom Transaction may also cause our current and prospective employees (including employees at Broadcom) to experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key management, sales, marketing, engineering, technical and other personnel.
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
Although we expect significant benefits to result from the Broadcom Transaction, there can be no assurance that we will actually realize these or any other anticipated benefits of the Broadcom Transaction. The value of the ordinary shares of Holdco, following completion of the Broadcom Transaction may be affected by our ability to achieve the benefits expected to result from the Broadcom Transaction. Achieving the benefits of the Broadcom Transaction will depend, in part, on our ability to integrate Broadcom's business successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time consuming, include the following:

•
demonstrating to customers of Avago and Broadcom that the Broadcom Transaction will not adversely affect our ability to address the needs of customers or result in the loss of attention or business focus;

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
Our board of directors or our Board, and other parties to the Broadcom Agreement are currently or may in the future be parties to various claims and litigation related to the Broadcom Transaction, including putative shareholder class actions. Among other remedies, the plaintiffs in such matters, are seeking to enjoin the Broadcom Transaction. The results of complex legal proceedings are difficult to predict, and could delay or prevent the Broadcom Transaction from becoming effective in a timely manner. The pending litigation is, and any additional litigation could be, time consuming and expensive, could divert our management's attention away from their regular business, and, if any one of these lawsuits is adversely resolved against either us or Broadcom, could have a material adverse effect on our financial condition.
One of the conditions to closing the Broadcom Transaction is that no governmental entity having jurisdiction over us or Broadcom shall have issued an order, decree or ruling or taken any other material action enjoining or otherwise prohibiting the consummation of the Broadcom Transaction substantially on the terms contemplated by the Broadcom Agreement, and that no law shall have been enacted or promulgated by any governmental entity that makes the consummation of the Broadcom Transaction illegal. Consequently, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affect our ability to complete the Broadcom Transaction on terms contemplated by the Broadcom Agreement, then such injunctive or other relief may prevent the Broadcom Transaction from being effective in a timely manner or at all. For additional information regarding this litigation, see Note 12 of the accompanying consolidated financial statements.
We may pursue acquisitions, dispositions, investments and joint ventures, which could adversely affect our results of operations.
Our growth strategy includes the acquisition of, and investment in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities, such as our recent acquisitions of LSI, PLX and Emulex, and our pending acquisition of Broadcom. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, that we will be able to consummate any such transactions, or that such transactions will be successful. In addition, our original estimates and assumptions used in assessing any acquisition that we make may be inaccurate and we may not realize the expected financial or strategic benefits of any such acquisition. From time to time, we may also divest or wind down portions of our business, both acquired or otherwise, that are no longer strategically important, or we may exit minority investments, which could materially affect our cash flows and results of operations.
Acquisitions involve risks and uncertainties. For example, the integration of acquired businesses may not be successful and could result in disruption to other parts of our business. In addition, any such integration may require that we incur significant restructuring charges, including as a result of streamlining, or divesting non-core portions of, acquired businesses. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls over, and assimilate and manage the personnel of the acquired operations. These difficulties may be further complicated by factors such as the size of the business or entity acquired, geographic distances, lack of experience operating in the geographic markets or industry sectors of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management's attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business' technology, difficulties in entering markets in which we have no or limited direct prior experience, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our potential inability to achieve the growth prospects and synergies expected from any such acquisition.
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
Any future acquisitions we make may also require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings and, in the case of an equity or equity-linked financing, would be dilutive to our existing shareholders. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability of acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.
Any future dispositions we make may also involve risks and uncertainties. Any such dispositions could result in disruption to other parts of our business, potential loss of employees or customers, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. For example, in connection with a disposition, we may enter into transition services agreements or other strategic relationships, including long-term research and development arrangements, sales arrangements. or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense and may adversely affect our financial condition and results of operations.
All of the above may apply to our pending acquisition of Broadcom.
We are making substantial capital investments in our wireless product manufacturing facilities to increase our capacity, however this may be insufficient to meet demand. Conversely, if we overestimate demand, we may not realize the benefit we anticipate from these investments.
We are continuing to add manufacturing capacity at our Fort Collins facility to support anticipated growth in sales of our proprietary products, particularly for our wireless communications segment, and to leverage our fixed costs. Substantially all of our FBAR filter products are manufactured at our Fort Collins facility. We recently purchased a manufacturing facility in Eugene, Oregon, which we intend to develop over the next two to three years to provide additional FBAR filter manufacturing capacity for our wireless business. These improvements require substantial capital investment. Starting in 2016, at our Fort Collins facility, we will be adding an 8" wafer line and starting the conversion of our 6" wafer lines to 8" wafer lines to increase capacity. If such conversions do not go as planned this could result in reduced yields and therefore reduced capacity at this facility.
Unanticipated delays in these activities could result in significant additional costs, and could result in us being unable to timely satisfy customer demand for the products we plan to manufacture at these expanded facilities. Even with these expansions, our manufacturing capacity may be insufficient to meet demand. From time to time, we have put products for our wireless FBAR filter products on allocation if we have been unable to bring capacity online quickly enough to meet stronger than anticipated demand. If we underestimate customer demand, or if insufficient manufacturing capacity available to satisfy customers' demands, we could forgo revenue opportunities, potentially lose market share, damage our customer relationships and be subject to litigation and additional liabilities, all of which could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we overestimate customer demand we would experience excess capacity at these facilities, which would result in increased fixed costs relative to the revenue we generate and adversely affect our results of operations.
Failure to adjust our supply chain capacity due to changing market or other conditions or failure to accurately estimate our customers' demand could adversely affect our results of operations.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments from many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. Our results of operations could be harmed if we are unable to adjust our supply chain capacity to address market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate, or by other unanticipated events such as natural disasters. In addition, the sale of our products is dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the smartphone market is particularly volatile, being subject to seasonality related to calendar year-end product launches and the holiday selling season, making demand difficult to anticipate.
Customers often require rapid increases in production on short notice, for example when they are ramping up for a new product launch, which can challenge our resources and reduce margins. We may not be able to purchase sufficient supplies or components or secure sufficient contract manufacturing capacity to meet such increases in product demand. This could harm our reputation, prevent us from taking advantage of opportunities, reduce revenue growth and subject us to additional liabilities if we are not able to timely satisfy customer orders.
In order to secure components for the production of our products, we may enter into non-cancelable purchase commitments with vendors or make advance payments to suppliers, which could reduce our ability to adjust our inventory or expense levels to declining market demands. Downturns in the semiconductor industry have in the past caused, and may in the future cause, our customers to reduce significantly the amount of products ordered from us. If demand for our products is less than we expect, we may experience excess and obsolete inventories and be forced to incur additional charges. Conversely, if OEMs order more of our products in any particular quarter than are ultimately required to satisfy their end-customer demand, inventories at these OEMs may grow in that quarter, which could adversely affect our product revenues in a subsequent quarter, as such OEMs would likely reduce future orders until their inventory levels realign with end-customer demand. In addition, because certain of our sales, research and development and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may decrease our gross margins and operating income. See "A prolonged disruption of our manufacturing facilities, research and development facilities or other significant operations, or those of our suppliers, could have a material adverse effect on our business, financial condition and results of operations" for additional risks associated with the disruption of our supply chain.
Unless we and our suppliers continuously improve manufacturing efficiency and quality, our financial performance could be adversely affected.
Manufacturing semiconductors involves highly complex processes that require advanced equipment. We and our suppliers, as well as our competitors, continuously modify these processes in an effort to improve yields and product performance. Defects or other difficulties in the manufacturing process can reduce yields and increase costs. Our manufacturing efficiency is an important factor in our future financial performance, and we may be unable to maintain or increase our manufacturing efficiency to the same extent as our competitors. For products for which we outsource manufacturing, our product yields and performance will be subject to the manufacturing efficiencies of our third-party suppliers, which we do not control.
From time to time, we and our suppliers have experienced difficulty in beginning production at new facilities, transferring production to other facilities, achieving and maintaining a high level of process quality and effecting transitions to new manufacturing processes, all of which have caused us to suffer delays in product deliveries or reduced yields. We and our suppliers may experience problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, transferring production to other facilities, including our Eugene facility, upgrading or expanding existing facilities, including our Fort Collins facility, or changing our process technologies, including our transition from 6" to 8" wafers at that facility, any of which could result in a loss of future revenues. Our results of operations could be adversely affected by any increase in costs related to increases in production capacity if revenues do not increase proportionately.

We are dependent on a small number of markets, and dynamics in these markets could negatively impact our business or results of operations.
A substantial portion of our revenue is generated from sales of products for use in mobile handsets, particularly our FBAR filter products, the market for which is growing and becoming increasingly competitive and volatile. During fiscal year 2015, revenue from our wireless communications segment accounted for 37% of our net revenue. The mobile handset market is characterized by intense competition among an increasingly concentrated group of OEMs, rapidly evolving technology, including the shift to 4G/long-term evolution, or LTE, and LTE-advanced standards, and changing consumer preferences. These factors result in the frequent introduction of new products, aggressive price competition, short product life cycles, and continually evolving mobile handset specifications. If we, our customers or mobile handset OEMs are unable to manage product transitions, our business and results of operations could be negatively affected. Our success in this market is dependent on the continued competitiveness of our FBAR filter products, and on the broad commercial acceptance of the mobile handsets into which our products are incorporated, as well as increasing the amount of our products in successive generations of those handsets. If the mobile handsets into which our products are designed do not achieve significant customer acceptance, our revenue will be adversely affected. Similarly, even though we may achieve design wins for a particular handset, we may not be designed into the next generation of a particular handset or new model of handset, which could result in a sharp decrease in our revenues.
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
In addition, we also derive a substantial portion of our revenues from products used in HDDs. The HDD industry has experienced increasing consolidation over the last few years, resulting in fewer design opportunities and HDD programs, and a corresponding increase in the significance of winning or losing any one design or program. Additionally, we believe that end customers may be purchasing tablet computers, which use flash memory rather than HDDs to store data, as a substitute for purchasing a notebook computer containing an HDD. We do not currently provide controllers for flash memory used in tablet computers and further increases in sales of tablet computers could adversely affect our HDD revenues. We also derive a large portion of our revenue from ASICs that we design and manufacture, particularly those for datacenter and enterprise networking products, both of which are manufactured by an increasingly concentrated group of large OEMs.
Our operating results are subject to substantial quarterly and annual fluctuations.
Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•
our ability to successfully and timely integrate, and realize the benefits of, our recent acquisitions and any other significant acquisitions we may make, including our pending acquisition of Broadcom;

•
the timing of launches by our customers of new products, such as mobile handsets, in which our products are included and changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	customer concentration and the gain or loss of significant customers;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	the timing of acquisitions of, or making and exiting investments in, other entities, businesses or technologies;

•	interest rate and currency fluctuations;

•	changes in our product mix or customer mix and their effect on our gross margin;

•	seasonality or cyclical fluctuations in our markets;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenues and royalty and other payments from IP sales and licensing arrangements;

•	new product announcements and introductions by us or our competitors;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials from our suppliers;

•	IP disputes and associated litigation expense;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.
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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, frequent new product introductions, short product life cycles (for semiconductors and for many of the end products in which they are used) and wide fluctuations in product supply and demand. From time to time, these factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general, and in our business in particular. Periods of industry downturns have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, resulting in an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. If we cannot offset industry or market downturns, through increased market share or otherwise, our business could be adversely affected, net revenues may decline and financial condition and results of operations may suffer and we may be unable to reduce our costs quickly enough to maintain our operating profitability.
Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.
Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the semiconductor industry generally, as well as in our target markets, which have adversely affected our business and results of operations. In recent periods, investor and customer concerns about the global economic outlook, including concerns about the level of growth in China, economic recovery in the United States and conflict in Eastern Europe have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. Sustained uncertainty about, or worsening of, current global economic conditions may cause our customers and consumers to reduce or delay spending (leading to reduced demand for our products), could lead to the insolvency of key suppliers (resulting in product delays) and customers, and could intensify pricing pressures. Any or all of these factors could negatively affect our business, financial condition and result of operations.
Winning business is subject to lengthy, competitive selection processes that often require us to incur significant expense, from which we may ultimately generate no revenues.
Our business is dependent on us winning competitive bid selection processes, known as “design wins,” to develop semiconductors for use in our customers' products. These selection processes are typically lengthy and can require us to incur significant design and development expenditures and to dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring such expenditures. These risks are exacerbated by the fact that many of our products, and the end products into which our products are incorporated, often have very short life cycles. For example, mobile handset manufacturers regularly introduce new or upgraded handsets, often every nine to 15 months and sometimes more frequently, and will bid out the components for each new model, and often every upgrade of a particular model. Similarly, many of our data storage products also have limited lives before they are replaced by products using newer technology. Failure to obtain a particular design win sometimes prevents us from offering successive generations of these products. This can result in lost revenues and could weaken our position in future competitive selection processes.

Furthermore, winning a product design does not guarantee sales to a customer. We may experience delays in generating revenue as a result of the lengthy development cycle typically required, or we may not realize as much revenue as anticipated. In addition, a delay or cancellation of a customer's plans could materially and adversely affect our financial results, as we may have incurred significant expense in the design process and generated little or no revenue. Customers could choose at any time to stop using our products or may fail to successfully market and sell their products, which could reduce demand for our products, cause us to hold excess inventory, materially adversely affecting our business, financial condition and results of operations.
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
Finally, some customers will not purchase any products from us, other than limited numbers of evaluation units, until they qualify the products and/or the manufacturing line for the products. The qualification process can take significant time and resources and we may not always be able to satisfy the qualification requirements of these customers. Delays in qualification or failure to qualify our products may cause a customer to discontinue use of our products and result in a significant loss of revenue.
Competition in our industry could prevent us from growing our revenue.
The global semiconductor market is highly competitive. We compete in different target markets on the basis of, among other things and in varying degrees, quality, technical performance, price, product features, product system compatibility, system-level design capability, engineering expertise, responsiveness to customers, new product innovation, product availability, delivery timing and reliability, and customer sales and technical support. The competitive landscape is changing as a result of a trend toward consolidation within the industry, as some of our competitors have merged with or been acquired by other competitors while others have begun collaborating with each other. We expect this consolidation trend to continue.
Some of our competitors have a more extensive product portfolio; have substantially greater market share and manufacturing, financial, research and development and marketing resources than us. In addition, many of our competitors have longer independent operating histories, greater presence in key markets, more comprehensive patent protection and greater name recognition. We compete with integrated device manufacturers and fabless semiconductor companies as well as the internal resources of large, integrated OEMs. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in niche markets and new technologies. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings. In addition, companies not currently in direct competition with us may introduce competing products in the future. Because our products are often building block semiconductors, providing functions that in some cases can be integrated into more complex integrated circuits, or ICs, we also face competition from manufacturers of ICs, as well as customers that develop their own IC products.
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
Our target markets may not perform as expected, which could harm our business and operating results.
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
The ability and willingness of our contract manufacturers, foundries and materials providers, or, collectively, our suppliers, to perform is largely outside of our control. If one or more of our suppliers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and to timely deliver products to our customers, and our reputation could suffer. Suppliers, for example, may extend lead times, limit supplies, increase prices or may discontinue parts due to capacity constraints, or make changes to manufacturing processes.
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
To the extent we rely on third-party contract manufacturing relationships, we face the following additional risks:

•
inability of our manufacturers to develop and maintain manufacturing methods appropriate for our products, manufacturers' unwillingness or inability to devote adequate capacity to produce our products, and unanticipated discontinuation of, or changes to, their relevant manufacturing processes;

•	inaccurate capacity forecasting of our manufacturing needs;

•	product and manufacturing costs that are higher than anticipated;

•	reduced control over product reliability, quality, manufacturing yields and delivery schedules;

•	difficulties in obtaining insurance to fully cover all business interruption risk in respect of our suppliers;

•	more complicated supply chains; and

•	time, expense and uncertainty in identifying and qualifying additional or replacement manufacturers and suppliers.
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
We purchase a significant portion of our semiconductor materials and finished goods from a few contract manufacturers and materials providers, some of which are single source suppliers. For fiscal year 2015, we purchased 51% of the materials for our manufacturing processes from five materials providers. For fiscal year 2014, we purchased 53% of the materials for our manufacturing processes from six materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our contract manufacturers or materials providers. Our manufacturing processes rely on many materials, including silicon and gallium arsenide, or GaAs, indium phosphide, or InP, wafers, copper lead frames, precious metals, mold compound, ceramic packages and various chemicals and gases. From time to time, suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of components or raw materials at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
A prolonged disruption of our manufacturing facilities, research and development facilities or other significant operations, or those of our suppliers, could have a material adverse effect on our business, financial condition and results of operations.
Although we operate a primarily outsourced manufacturing business model, we also rely on our manufacturing facilities, in particular our GaAs fabs in Fort Collins, Colorado and Singapore, and our InP fab in Breinigsville, Pennsylvania and InP back-end assembly facility in Matamoros, Mexico. We use these internal manufacturing facilities for products utilizing our innovative materials and proprietary processes, to protect our IP, to develop the technology for manufacturing and to ensure supply of certain components. Many of our facilities, and those of our suppliers, are located in the Pacific Rim region, which has above average seismic activity and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, primarily China, India, Malaysia, Singapore, South Korea, Fort Collins, Colorado, San Jose, California, and Breinigsville and Allentown, Pennsylvania, with the expertise of the personnel at each such location tending to be focused on one or two specific areas.
A prolonged disruption at one or more of our manufacturing or research facilities for any reason, especially our Fort Collins, Singapore, Breinigsville and Matamoros facilities, or those of our suppliers, due to natural- or man-made disaster or other events outside of our control, such as widespread outbreaks of acute illness or the failure to maintain our labor force at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. Any such event would likely disrupt our operations, delay production, shipments and revenue, and could materially and adversely affect our business. In addition, even if we were able to promptly resume production of our affected products, if our customers cannot timely resume their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. Such events could also result in significant expense to repair or replace our affected facilities, and in some instances could significantly curtail our research and development efforts in a particular product area or target market.
We rely on our own internal information technology, or IT, systems and on third parties to provide corporate infrastructure services necessary for the operation of our business. Any failure of our IT systems or one or more of our vendors to provide necessary services could have a material adverse effect on our business.
We depend on various IT systems, including networks, applications, internal IT systems and personnel, and outsourced services. We rely on third-party vendors to provide critical corporate infrastructure services, including certain services related to accounting, billing, human resources, benefit plan administration, IT network development and network monitoring. The ability of these third-party vendors to successfully provide reliable, high-quality services is subject to technical and operational uncertainties that are beyond our control. While we may be entitled to damages if our vendors fail to perform under their agreements with us, our agreements with these vendors limit the amount of damages we may receive. In addition, we do not know whether we will be able to collect on any award of damages or that any such damages would be sufficient to cover the actual costs we would incur as a result of any vendor's failure to perform under its agreement with us. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
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
Our gross margin is highly dependent on product mix, with proprietary products and products sold into a number of our target markets that typically provide higher gross margin than other products. A shift in sales mix away from our higher margin products could adversely affect our future gross margin percentages. In addition, OEMs are becoming increasingly price conscious when they design semiconductors from third-party suppliers into their products. This sensitivity, combined with large OEMs' purchasing power, can lead to intense price competition among competing suppliers, which may require us to decrease our prices in order to win a design with an OEM customer. This can, in turn, adversely affect our gross margin. Our gross margin may also be affected by fluctuations in commodity prices, either directly in the price of the raw materials we buy, or as a result of price increases passed on to us by our suppliers. We do not hedge our exposure to commodity prices, some of which (including gold and fuel prices) are very volatile, and sudden or prolonged increases in commodities prices may adversely affect our gross margin.
Our gross margin is also affected by the timing and amount of our non-product revenue, including non-refundable payments from customers for research and development projects during product development, and IP-related revenue such as licensing royalty payments and sales of IP. Our non-product revenue is generally high margin, but fluctuates significantly from quarter to quarter. Businesses or companies that we may acquire from time to time may have different gross margin profiles than us and could, therefore, also affect our overall gross margin.
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
We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a corporate headquarters function and specified IP activities in Singapore. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2018 and 2025, subject in certain cases to potential extensions, which we may or may not be able to obtain. Absent these tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. We also have a tax holiday on our qualifying Malaysian income, which is effective up to and including our fiscal year 2018. The tax incentives that we have negotiated are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and we could be required to refund previously realized material tax benefits. Depending on the incentive at issue, we could also be required to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present tax concession arrangements. For fiscal years 2015, 2014 and 2013, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes by approximately $207 million, $99 million and $77 million, respectively, and increase diluted net income per share by $0.74, $0.37 and $0.31, respectively.
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
Litigation or settlement of claims that our products or processes infringe or misappropriate these rights, regardless of their merit, are frequently costly and divert the efforts and attention of our management and technical personnel. In addition, many of our customer agreements, and in some cases our asset sale agreements, require us to indemnify our customers or purchasers for third-party IP infringement claims, including costs to defend those claims, and payment of damages in the case of adverse rulings. Claims of this sort could also harm our relationships with our customers and might deter future customers from doing business with us. We do not know whether we will prevail in such proceedings, given the complex technical issues and inherent uncertainties in IP litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

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
Our success depends in part upon protecting our IP, including our proprietary FBAR technology. To accomplish this, we rely on a combination of IP rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, suppliers, employees and consultants. We may be required to spend significant resources to monitor and protect our IP rights, and even with significant expenditures we may not be able to protect our IP rights that are valuable to our business. We are unable to predict or assure that:

•	IP rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or, in the case of third-party IP rights licensed to us, be licensed to others;

•	our IP rights will provide competitive advantages to us;

•
rights previously granted by third parties to IP rights licensed or assigned to us, including portfolio cross-licenses, will not hamper our ability to assert our IP rights against potential competitors or hinder the settlement of currently pending or future disputes;

•	any of our pending or future patent, trademark or copyright applications will be issued or have the coverage originally sought;

•	our IP rights will be enforced in certain jurisdictions where competition may be intense or where legal protection may be weak; or

•	we have sufficient IP rights to protect our products or our business.
In addition, our competitors or others may develop products or technologies that are similar or superior to our products or technologies, duplicate our products or technologies or design around our protected technologies. Effective patent, trademark, copyright and trade secret protection may be unavailable or more limited in other jurisdictions, relative to those protections available in the United States, may not be applied for or may be abandoned in one or more relevant jurisdictions. We may elect to abandon or divest patents or otherwise not pursue prosecution of certain pending patent applications, due to strategic concerns or other factors. In addition, when patents expire, we lose the protection and competitive advantages they provided to us.
We also generate some of our revenue from licensing royalty payments and from technology claim settlements relating to certain of our IP. From time to time we pursue litigation to assert our IP rights, including, in some cases, against third parties with whom we have ongoing relationships, such as customers and suppliers. Conversely, third parties may pursue IP litigation against us, including as a result of our IP licensing business. An adverse decision in such types of legal action could limit our ability to assert our IP rights and limit the value of our technology, including the loss of opportunities to sell or license our technology to others or to collect royalty payments based upon successful protection and assertion of our IP against others. In addition, such legal actions or adverse decisions could otherwise negatively impact our business, financial condition and results of operations.
From time to time we may need to obtain additional IP licenses or renew existing license agreements. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms or at all.

If we are unable to attract and retain qualified personnel, especially our design and technical personnel, we may not be able to execute our business strategy effectively.
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing, legal and finance personnel, and especially our design and technical personnel. We also seek to acquire talented engineering and technical personnel through acquisitions we may make from time to time or otherwise. We have historically encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with expertise in analog and optoelectronic semiconductor design. Competition for such personnel is intense in the semiconductor industry, particularly in Southeast Asia where qualified engineers are in high demand. In addition, our employees and employees of companies or businesses that we acquire may decide not to continue working for us following such acquisitions. In such cases, employees may decide to leave with little or no notice, for reasons that may include dissatisfaction with our corporate culture, compensation or new roles and responsibilities, integration difficulties or a desire not to remain with the combined company. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. Any inability to retain, attract and motivate such personnel could have a material adverse effect on our business, financial condition and results of operations.
We are subject to warranty claims, product recalls and product liability.
From time to time, we may be subject to warranty or product liability claims that have lead, and may in the future lead, to significant expense. Although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, our reserves may be inadequate to cover the uninsured portion of such claims. Conversely, in some cases, amounts we reserve may ultimately exceed our actual liability for particular claims and may need to be reversed.
Product liability insurance is subject to significant deductibles and there is no guarantee that such insurance will be available or adequate to protect against all such claims, or we may elect to self-insure with respect to certain matters. We may incur costs and expense in the event of any recall of a customer's product containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Our customer contracts typically contain warranty and indemnification provisions, and in certain cases may also contain liquidated damages provisions, relating to product quality issues. The potential liabilities associated with such provisions are significant, and in some cases, including in agreements with some of our largest customers, are potentially unlimited. Any such liabilities may greatly exceed any revenues we receive from the relevant products. Costs, payments or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially and adversely affect our financial condition and results of operations.
The complexity of our products could result in unforeseen delays or expense or undetected defects or bugs, which could adversely affect the market acceptance of new products, damage our reputation with current or prospective customers, and materially and adversely affect our operating costs.
Highly complex products such as those we offer, may contain defects and bugs when they are first introduced or as new versions are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Furthermore, if any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. Consequently, our reputation may be damaged and customers may be reluctant to buy, or may delay purchases of, our products, which could materially and adversely affect our ability to retain existing customers, attract new customers, and our financial results. To resolve these problems, we may have to invest significant capital and other resources. These problems may also result in claims against us by our customers or others. For example, if a delay in the manufacture and delivery of our products causes the delay of a customer's product delivery, we may be required, under the terms of our agreement with that customer, to compensate the customer for the adverse effects of such delays. In addition, these problems may divert our technical and other resources from other development efforts, and we would likely lose, or experience a delay in, market acceptance of the affected product or products. As a result, our financial results could be materially and adversely affected.
We are subject to risks associated with our distributors' product inventories and product sell-through.
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end customers. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor, either in arrears or in advance, using estimates based on historical transactions. We recognize reserves for distributor rights related to these limited stock returns and price adjustments. We recognize revenues for sales to distributors upon delivery to the distributors, net of estimated provisions for these stock return and price adjustment programs. We have extended these programs to certain distributors in the United States, Asia and Europe and may extend them on a selective basis to some of our other distributors in these geographies. The reserves recognized for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates. These programs may require us to deploy a substantial amount of cash to fund them. As of November 1, 2015, we had an aggregate of approximately $39 million on deposit with various distributors to fund these programs. The timing and mix of payments and credits associated with such price adjustments could change over time, which could adversely affect our cash flows. Sales to distributors accounted for 21% and 25% of our net revenue for fiscal years 2015 and 2014, respectively.
If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end customers or if they decide to decrease their inventories for any reason, such as adverse global economic conditions or a downturn in technology spending, our sales to these distributors and our revenues may decline. We also face the risk that our distributors may purchase, or for other reasons accumulate, inventory levels of our products in any particular quarter in excess of future anticipated sales to end customers. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end-customer demand, which would harm our business and could adversely affect our revenues in such subsequent periods. Our reserve estimates associated with products stocked by our distributors are based largely on reports that our distributors provide to us on a weekly or monthly basis. To date, we believe this resale and channel inventory data has been generally accurate. To the extent that this data are inaccurate or not received in a timely manner, we may not be able to make reserve estimates for future periods accurately or at all.
We do not always have a direct relationship with the end customers of our products sold through distributors. As a result, our products may be used in applications for which they were not necessarily designed or tested, including, for example, medical devices, and they may not perform as anticipated in such applications. In such event, failure of even a small number of parts could result in significant liabilities to us, damage our reputation and harm our business and results of operations.
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

In addition, we are subject to, and are under, audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our income tax provisions and accruals. The ultimate results of an audit could have a material adverse effect on our results of operations and cash flows in the period or periods for which that determination is made.
The enactment of legislation implementing changes in U.S. taxation of international business activities, the adoption of other tax reform policies or changes in tax legislation or policies in jurisdictions outside the U.S. could materially impact our financial position and results of operations.
Tax bills are introduced from time to time to reform U.S. taxation of international business activities. The Organisation for Economic Co-operation and Development, or OECD, also recently released guidance covering various topics, including country-by-country reporting, definitional changes to permanent establishment and Base Erosion and Profit Shifting, or BEPS, an initiative that aims to standardize and modernize global tax policy. Depending on the final form of guidance adopted by OECD members and legislation ultimately enacted, if any, there may be significant consequences for us due to the large scale of our international business activities. For example, adoption of BEPS by foreign jurisdictions in which we operate could result in changes to tax policies, including transfer pricing policies that could ultimately impact our tax liabilities to foreign jurisdictions. If any of these proposals are enacted into legislation, or if other international, consensus-based tax policies and principles are amended or implemented, they could have material adverse consequences on the amount of tax we pay and thereby on our financial position and results of operations.
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
The semiconductor industry is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, short product cycles and evolving industry standards, and requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. In addition, semiconductor products transition over time to increasingly smaller line width geometries. This requires us to adapt our products and manufacturing processes to these new technologies, which requires expertise in new procedures. Our failure to successfully transition to smaller geometry process technologies could impair our competitive position. In order to remain competitive, we have made, and expect to continue to make, significant investments in research and development. We expect the dollar amount of research and development expenses to increase for the foreseeable future, due to the increasing complexity and number of products we plan to develop. If we fail to develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, or if new technologies that we do not support, and which compete with technologies we do support, become widely accepted, demand for our products may be reduced. Significant investments in unsuccessful research and development efforts could materially adversely affect our business, financial condition and results of operations. In addition, increased investments in research and development could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
Our business would be adversely affected by the departure of existing members of our senior management team.
Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of Mr. Hock E. Tan, our President and Chief Executive Officer. In September 2013, Mr. Tan received a substantial special, long-term compensation and retention option award to acquire an aggregate of 2.5 million ordinary shares, which vests in four equal installments over four years. However, there can be no assurance that Mr. Tan will remain with us during this vesting period or beyond. Although we provide certain retention based incentives, none of our senior management is bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our senior management. The loss of any of our senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
We sell our products throughout the world. In addition, as of November 1, 2015, approximately 52% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
A significant legal risk associated with conducting business internationally is compliance with the various and differing laws and regulations, including anti-corruption and anti-bribery laws and regulations of the countries in which we do business, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in China, antitrust and competition laws, and data privacy laws. In addition, the anti-corruption laws in various countries are constantly evolving and may, in some cases, conflict with each other. Our Code of Ethics and Business Conduct and other policies prohibit us and our employees from offering or giving anything of value to a government official for the purpose of obtaining or retaining business and from engaging in unethical business practices, including kick-backs to or from purely private parties. However, there can be no assurance that all of our employees or agents will refrain from acting in violation of our related anti-corruption policies and procedures. Any such violation could have a material adverse effect on our business.
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
Our subsidiaries may from time to time require equity-related financing, and any capital contributions to certain of our subsidiaries may require the approval of the relevant authorities in the jurisdiction in which the subsidiary is incorporated. For example, any equity investment by foreign entities in local corporations may require approval from the investment commission or similar agency of the particular jurisdiction. Our failure to obtain the required approvals and our resulting inability to provide such equity-related financing or capital contributions could have an adverse effect on our business, financial condition and results of operations.
Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expense. If we fail to maintain compliance with applicable regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.
Our business is subject to various significant international and U.S. laws and other legal requirements, including packaging, product content, labor and import/export regulations. These laws and regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant expense to comply with these regulations or to remedy violations of these regulations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.
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
We are subject to a variety of international and U.S. laws and other legal requirements relating to the use, disposal, clean-up of and human exposure to, hazardous materials. Any failure by us to comply with environmental, health and safety requirements could result in the limitation or suspension of production or subject us to future liabilities in excess of our reserves. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expense or modify our manufacturing processes. In the event of the discovery of new contamination, additional requirements with respect to existing contamination, or the imposition of other cleanup obligations for which we are responsible, we may be required to take remedial or other measures which could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to rules adopted by the SEC requiring us to make disclosures relating to whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and its adjoining countries, or the DRC Region. In addition, as part of their corporate social and environmental responsibility programs, an increasing number of OEMs are seeking to source products that do not contain conflict minerals sourced from the DRC Region. This could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. Since our supply chain is complex, we are not currently able to definitively ascertain the origins of all of these minerals and metals used in our products. As a result, we may face difficulties in satisfying these customers' demands, which may harm our sales and operating results.
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
Our security systems are designed to maintain the physical security of our facilities and protect our customers', suppliers' and employees' confidential information, as well as our own proprietary information. However, we are also dependent on a number of third-party "cloud-based" and other service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access by third parties of our facilities, our information systems or the systems of our cloud-based or other service providers, or the existence of computer viruses or malware in our or their data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information, including information relating to our customers and the personal information of our employees. In addition, we have, from time to time, also been subject to unauthorized network intrusions and malware on our own IT networks. Any theft or misuse of confidential, personal or proprietary information as a result of such activities could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our business, profitability and financial condition. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
We are required to assess our internal control over financial reporting on an annual basis and any adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expense to remediate any internal control deficiencies and ultimately have an adverse effect on our share price.
We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. Our evaluation of the effectiveness of our internal control over financial reporting as of November 1, 2015 did not include the internal controls of Emulex, which we acquired in May 2015. Even though, as of November 1, 2015, we concluded that our internal control over financial reporting (excluding Emulex) was effective, we need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as we grow our business or acquire other businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire, including Broadcom, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.
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
Our financial condition and results of operations could be adversely affected by employee-benefit related costs and expense.
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
We also have defined benefit pension plans under which we are obligated to make future contributions to fund benefits to participants. Most benefit accruals under the plans were frozen in 2009. The projected benefit obligations under these pension plans exceeded the value of the assets of those plans by approximately $459 million at the end of fiscal year 2015. We expect to have additional funding requirements with respect to the plans in future years and we may also choose to make additional, voluntary contributions to the plans. Depending on our cash position at the time, any such funding, or contributions to, our pension plans could impact our operating flexibility and financial position, including adversely affecting our cash flow for the quarter in which they are made.
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
We have a substantial amount of indebtedness outstanding, consisting of $3,949 million in term loans, or the Term Loans, borrowed under and pursuant to a senior secured credit agreement with a group of banks, or the 2014 Credit Agreement, as of November 1, 2015. The 2014 Credit Agreement also provides for our $500 million senior secured, revolving credit facility, or the 2014 Revolving Credit Facility. The borrowers’ obligations under the 2014 Credit Agreement are guaranteed by a number of our subsidiaries and are secured, subject to certain exceptions, by all the assets of the borrowers, and each subsidiary guarantor. Subject to restrictions in the 2014 Credit Agreement, we may incur additional indebtedness. We expect to incur a significant amount of indebtedness in connection with our pending acquisition of Broadcom, pursuant to a new credit agreement that will replace the 2014 Credit Agreement and refinance the debt outstanding thereunder.
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
We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. A ratings downgrade could adversely impact our ability to access debt markets in the future and increase the cost of future debt and may adversely affect our share price. Our failure to maintain a public corporate credit rating from each of Standard & Poor's and Moody's may result in a default under the 2014 Credit Agreement.
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
In addition, if on the last day of any test period, the 2014 Revolving Credit Facility is drawn by more than 30% (other than with respect to undrawn letters of credit in an amount of up to $25 million), the 2014 Credit Agreement requires us to meet a first lien leverage ratio test. Our ability to meet this financial covenant may be affected by events beyond our control, and we do not know whether we will be able to maintain a satisfactory leverage ratio.
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
There is no treaty between the United States and Singapore providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters and a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the federal securities laws, would, therefore, not be automatically enforceable in Singapore. There is doubt whether a Singapore court may impose civil liability on us or our directors and officers who reside in Singapore in a suit brought in the Singapore courts against us or such persons with respect to a violation solely of the federal securities laws of the United States. Consequently, there can be no assurance as to whether Singapore courts will enter judgments in actions brought in Singapore courts based upon the civil liability provisions of the federal securities laws of the United States.
We are incorporated in Singapore and our shareholders may have more difficulty in protecting their interest than they would as shareholders of a corporation incorporated in the United States, and we may have more difficulty attracting and retaining qualified board members and executives.
Our corporate affairs are governed by our memorandum and articles of association and by the laws governing corporations incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our Board, under Singapore law (including under the recently amended Singapore Companies Act) are different from those applicable to a corporation incorporated in the United States. Therefore, our public shareholders may have more difficulty in protecting their interest in connection with actions taken by our management or members of our Board than they would as shareholders of a corporation incorporated in the United States.
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
As of September 30, 2015, our five largest shareholders, which are primarily institutional investors, held over 37% of our outstanding ordinary shares in the aggregate. Institutional investors may sell their shares for a variety of reasons, including dissatisfaction with our short- or long-term results. These holders may sell their shares at any time and such sales could depress the market price of our ordinary shares, given the large amounts of our shares held by these investors. In addition, in connection with the issuance of our $1 billion in aggregate principal amount of our 2% Convertible Senior Notes due 2021, or the Convertible Notes, the Company entered into a registration rights agreement pursuant to which Silver Lake Partners has certain registration rights with respect to our ordinary shares issued upon conversion of the Convertible Notes. Any such sales by these investors could also impair our ability to raise capital through the sale of additional equity securities.
There can be no assurance that we will continue to declare cash dividends.
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
Future dividends, if any, and their timing and amount may be affected by, among other factors: management's views on potential future capital requirements for strategic transactions, including acquisitions; earnings levels; contractual restrictions; cash position and overall financial condition; and changes to our business model. The payment of cash dividends is restricted by applicable law, contractual restrictions and our corporate structure. Pursuant to Singapore law and our articles of association, no dividends may be paid except out of our profits. Also, because we are a holding company, our ability to pay cash dividends on our ordinary shares is limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of our 2014 Credit Agreement.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results, particularly any guidance relating to the results of operations of acquired businesses or companies as our management will, necessarily, be less familiar with their business, procedures and operations. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data are forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
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

Segment
			Wireless	Wired	Enterprise	Industrial &
Site	Major Activity	Owned/Leased	Communications	Infrastructure	Storage	Other	Corporate
Yishun, Singapore	Administration, Manufacturing, Research and Development, Sales and Marketing	Leased		X		X	X
San Jose, CA, United States	Administration, Research and Development, Sales and Marketing	Owned	X	X	X	X	X
Fort Collins, CO, United States	Administration, Manufacturing and Research and Development	Owned	X	X	X		X
Penang, Malaysia	Administration, Manufacturing, Research and Development, Sales and Marketing	Owned—Building Leased—Land	X	X	X	X	X
Bangalore, India	Administration, Research and Development, Sales and Marketing	Leased		X	X		X
Colorado Springs, CO, United States	Administration and Research and Development	Owned			X		X
Breinigsville, PA, United States	Administration, Manufacturing, Research and Development, Sales and Marketing	Leased		X			X
Charlotte, NC, United States	Administration, Manufacturing, Research and Development, Sales and Marketing	Owned		X
Costa Mesa, CA, United States	Administration, Research and Development, Sales and Marketing	Leased			X
Senoko, Singapore	Manufacturing	Owned—Building Leased—Land		X
Shanghai, China	Administration, Research and Development, Sales and Marketing	Leased		X	X		X
Seoul, Korea	Research and Development, Sales and Marketing	Leased	X				X
Depot Road, Singapore	Manufacturing and Research and Development	Leased		X			X
Matamoros, Tamaulipas, Mexico	Administration, Manufacturing	Leased		X
Munich, Germany	Research and Development	Leased	X		X		X
Regensburg, Germany	Research and Development and Marketing	Leased				X
As of November 1, 2015, our principal facilities consisted of:

(Square Feet)	United States	Other Countries	Total
Owned facilities	1,834,965	355,352	2,190,317
Leased facilities [1]	233,331	661,990	895,321
Total facilities	2,068,296	1,017,342	3,085,638
_______________
[1] Leases expire on varying dates through May 2051 and generally include renewals at our option. Excludes square footage of land leased.
In addition, we recently purchased a manufacturing facility in Eugene, Oregon, which we intend to develop over the next two to three years to provide additional filter manufacturing capacity for our wireless business. We also own or lease smaller properties in the United States, China, Malaysia, Italy, Slovakia, Germany, India, Japan and Taiwan, which are occupied by administration, marketing, manufacturing, research and development, and sales personnel.

ITEM 3.	LEGAL PROCEEDINGS
Lawsuits Relating to the Pending Acquisition of Broadcom
Since the announcement of the Broadcom Transaction, 11 putative class action complaints have been filed by and purportedly on behalf of alleged Broadcom shareholders. Two putative class action complaints were filed in the United States

District Court for the Central District of California, captioned: Wytas, et al. v. McGregor, et al., Case No. 8:15-cv-00979, filed on June 18, 2015; and Yassian, et al. v. McGregor, et al., Case No. 8:15-cv-01303, filed on August 15, 2015, or the Federal Actions. On September 2, 2015, plaintiffs in the Wytas, et al. v. McGregor, et al. matter filed an amended complaint adding claims under the U.S. federal securities laws. One putative class action complaint was filed in the Superior Court of the State of California, County of Santa Clara, captioned Jew v. Broadcom Corp., et al., Case No. 1-15-CV-281353, filed June 2, 2015. Eight putative class action complaints were filed in the Superior Court of the State of California, County of Orange, captioned: Xu v. Broadcom Corp., et al., Case No. 30-2015-00790689-CU-SL-CXC, filed June 1, 2015; Freed v. Broadcom Corp., et al., Case No. 30-2015-00790699-CU-SL-CXC, filed June 1, 2015; N.J. Building Laborers Statewide Pension Fund v. Samueli, et al., Case No. 30-2015-00791484-CU-SL-CXC, filed June 4, 2015; Yiu v. Broadcom Corp., et al., Case No. 30-2015-00791490-CU-SL-CXC, filed June 4, 2015; Yiu, et al. v. Broadcom Corp., et al., Case No. 30-2015-00791762-CU-BT-CXC, filed June 5, 2015; Yassian, et al. v. McGregor, et al., Case No. 30-2015-00793360-CU-SL-CXC, filed June 15, 2015; Seafarers’ Pension Plan v. Samueli, et al., Case No. 30-2015-00794492-CU-SL-CXC, filed June 19, 2015; and Engel v. Broadcom Corp., et al., Case No. 30-2015-00797343-CU-SL-CXC, filed on July 2, 2015, together with Jew v. Broadcom Corp., et al., or the State Actions. The Federal Actions and State Actions name as defendants, among other parties, Broadcom, members of Broadcom’s board of directors and Avago, and allege, among other things, that the board of directors of Broadcom breached their fiduciary duties by approving the Broadcom Agreement and that Avago aided and abetted the Broadcom directors in the alleged breaches of their fiduciary duties. The plaintiffs seek, among other things, injunctive relief to prevent the Broadcom Transaction from closing. Additionally, the Federal Actions allege violations of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9.
On August 14, 2015, the Superior Court of the State of California, County of Orange, issued an order coordinating and consolidating the State Actions, captioned Broadcom Shareholder Cases, JCCP 4834. On September 4, 2015, Broadcom, members of Broadcom’s board of directors and Avago filed a motion to stay the State Actions. On September 18, 2015, the United States District Court for the Central District of California consolidated the Federal Actions under the caption In re Broadcom Corporation Stockholder Litigation, Case No. 8:15-cv-00979-JVS-PJW. On September 25, 2015, the Superior Court of the State of California, County of Orange, stayed the State Actions pending the outcome of the Federal Actions. On October 28, 2015, Broadcom supplemented its disclosures, and filed additional proxy materials with the SEC. On November 10, 2015, Broadcom shareholders voted to approve the Broadcom Transaction.
On November 16, 2015, the United States District Court for the Central District of California appointed lead plaintiffs and lead counsel in the Federal Action.
Lawsuits Relating to the Acquisition of Emulex
On March 3, 2015, two putative shareholder class action complaints were filed in the Court of Chancery of the State of Delaware against Emulex, its directors, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., or AT Wireless, and Emerald Merger Sub, Inc., or Merger Sub, captioned as follows: James Tullman v. Emulex Corporation, et al., Case No. 10743-VCL (Del. Ch.); and Moshe Silver ACF/Yehudit Silver U/NY/UTMA v. Emulex Corporation, et al., Case No. 10744-VCL (Del. Ch.). On March 11, 2015, a third complaint was filed in the Delaware Court of Chancery, captioned Hoai Vu v. Emulex Corporation, et al., Case No. 10776-VCL (Del. Ch.). The complaints alleged, among other things, that Emulex’s directors breached their fiduciary duties by approving the Agreement and Plan of Merger, dated February 25, 2015, by and among AT Wireless, Merger Sub and Emulex, or the Merger Agreement, and that AT Wireless and Merger Sub aided and abetted these alleged breaches of fiduciary duty. The plaintiffs sought, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as monetary damages and attorneys’ and experts’ fees. The Delaware Court of Chancery has entered an order consolidating the three Delaware actions under the caption In re Emulex Corporation Stockholder Litigation, Consolidated C.A. No. 10743-VCL. On May 5, 2015, we completed our acquisition of Emulex. On June 5, 2015, the Court of Chancery dismissed the consolidated action without prejudice.
On April 8, 2015, a putative class action complaint was filed in the United States District Court for the Central District of California, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex, its directors, AT Wireless and Merger Sub, and asserts claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleges, among other things, that the board of directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The plaintiff sought to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs. On July 28, 2015, the court issued an order appointing the lead plaintiff and approving lead counsel for the putative class. On September 9, 2015, the plaintiff filed a first amended complaint seeking rescission of the merger, unspecified money damages, other equitable relief and attorneys’ fees and costs.  On October 13, 2015, defendants moved to dismiss the first amended complaint.

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
Also in June and July 2014, five similar lawsuits were filed in the Delaware Court of Chancery. On July 21, 2014, the court consolidated these Delaware actions under the caption In re PLX Technology, Inc. Stockholders Litigation, Consol. C.A. No. 9880-VCL (Del. Ch.), appointed lead plaintiffs and lead counsel, and designated an operative complaint for the consolidated action. On July 31, 2014, counsel for lead plaintiffs in Delaware informed the court that they would not seek a preliminary injunction, but intended to seek damages and pursue monetary remedies through post-closing litigation. Our acquisition of PLX closed on August 12, 2014.
On October 31, 2014, lead plaintiffs filed a consolidated amended complaint. This complaint alleges, among other things, that PLX’s directors breached their fiduciary duties to PLX’s stockholders by seeking to sell PLX for an inadequate price, pursuant to an unfair process, and by agreeing to preclusive deal protections in the merger agreement. Plaintiffs also allege that Potomac Capital Partners II, L.P., Deutsche Bank Securities, AT Wireless and Pluto Merger Sub, Inc., the acquisition subsidiary, aided and abetted the alleged fiduciary breaches. Plaintiffs also allege that PLX’s Solicitation/Recommendation Statement on Schedule 14D-9, as filed with the SEC, contained false and misleading statements and/or omitted material information necessary to inform the shareholder vote. The plaintiffs seek, among other things, monetary damages and attorneys’ fees and costs. On September 3, 2015, the Court granted motions to dismiss filed by AT Wireless , the acquisition subsidiary and two PLX directors, and denied motions to dismiss filed by several other PLX directors, Potomac Capital Partners II, L.P. and Deutsche Bank Securities.
The Delaware class litigation is on-going.
Lawsuits Relating to the Acquisition of LSI
Fifteen purported class action complaints have been filed by alleged former stockholders of LSI against us. Eight of those lawsuits were filed in the Delaware Court of Chancery, and the other seven lawsuits were filed in the Superior Court of the State of California, County of Santa Clara on behalf of the same putative class as the Delaware actions, or the California Actions. On January 17, 2014, the Delaware Court of Chancery entered an order consolidating the Delaware actions into a single action, or the Delaware Action. These actions generally alleged that we aided and abetted breaches of fiduciary duty by the members of LSI's board of directors in connection with the merger by purporting that the merger was not in the best interest of LSI, the merger consideration was unfair and certain other terms of the merger agreement were unfair. Among other remedies, the lawsuits sought to rescind the merger or obtain unspecified money damages, costs and attorneys' fees.
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

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER SALE AND PURCHASES OF EQUITY SECURITIES
Market Information
Our ordinary shares are listed on The Nasdaq Global Select Market under the symbol “AVGO”. The following table sets forth, for each quarterly period presented, the high and low sales prices of our ordinary shares as reported by The Nasdaq Global Select Market:

	Market Prices
	High	Low
Fiscal Year ended November 2, 2014:
First Quarter (ended February 2, 2014)	$57.18	$42.45
Second Quarter (ended May 4, 2014)	$65.83	$52.96
Third Quarter (ended August 3, 2014)	$76.44	$63.02
Fourth Quarter (ended November 2, 2014)	$90.88	$68.75
Fiscal Year ended November 1, 2015:
First Quarter (ended February 1, 2015)	$108.34	$83.50
Second Quarter (ended May 3, 2015)	$136.28	$99.16
Third Quarter (ended August 2, 2015)	$150.50	$115.39
Fourth Quarter (ended November 1, 2015)	$134.95	$100.00
Holders
As of November 29, 2015, there were four holders of record of our ordinary shares. A substantially greater number of shareholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
In fiscal years 2015 and 2014, we declared and paid the following quarterly cash dividends, on a per share basis:

	Fiscal Year 2015	Fiscal Year 2014
First Quarter	$0.35	$0.25
Second Quarter	$0.38	$0.27
Third Quarter	$0.40	$0.29
Fourth Quarter	$0.42	$0.32
Our Board has adopted a dividend policy authorizing us to pay a cash dividend on a quarterly basis. On December 7, 2015, our Board declared an interim cash dividend of $0.44 per ordinary share payable on December 30, 2015 to shareholders of record at the close of business (5:00 p.m.) Eastern Time on December 18, 2015. In fiscal years 2015 and 2014, we paid $408 million and $284 million, respectively, in dividends to our shareholders.
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

Recent Sales of Unregistered Securities
On June 1, 2015, the holders of all the outstanding Convertible Notes submitted to the Company conversion notices exercising their right to convert all of the outstanding Convertible Notes. The Company satisfied its resulting conversion obligation of $2.8 billion by paying an aggregate of $1 billion in cash, representing the principal amount of the Convertible Notes, and delivering an aggregate of 13.8 million unregistered ordinary shares, pursuant to the terms of the Indenture. The Company is party to a registration rights agreement pursuant to which Silver Lake Partners has certain registration rights with respect to our ordinary shares issued upon conversion of the Convertible Notes. See “Convertible Senior Notes” in Part II, Item 7 and “Note 7. Borrowings” in Part II, Item 8 of this Annual Report on Form 10-K for more information on the conversion.
Issuer Purchases of Equity Securities

Share Repurchase Program
On April 10, 2013, our Board authorized the Company to repurchase up to 20 million of its ordinary shares, or the 2013 share repurchase program, pursuant to the share purchase mandate approved by shareholders at the Company's 2013 AGM. Shares repurchased under the 2013 share repurchase program were made in the open market and all shares repurchased were immediately retired. The 2013 share repurchase program expired on April 8, 2014.
On April 9, 2014, at the 2014 AGM, our shareholders approved a share repurchase mandate to purchase up to approximately 25 million of our ordinary shares in open market transactions or pursuant to equal access schemes, or the 2014 share purchase mandate. Our Board did not authorize the Company to repurchase shares under the 2014 share purchase mandate, which expired on April 8, 2015.
On April 8, 2015, at the 2015 AGM, shareholders approved our 2015 share purchase mandate pursuant to which we are authorized, upon the approval of the Board, to repurchase up to approximately 26 million of our ordinary shares in open market transactions or pursuant to equal access schemes, up to the date on which our 2016 AGM is held or required by law to be held, or the 2015 share purchase mandate. Our Board has not authorized the Company to repurchase shares under the 2015 share purchase mandate. The 2015 share purchase mandate will expire on the day of our next annual shareholder meeting, expected to occur in April 2016.
There were no share repurchases during the fiscal quarter ended November 1, 2015.
Share Performance Graph
The following graph shows a comparison of cumulative total return for the Company’s ordinary shares, the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and the Philadelphia Semiconductor Index, or PHLX Semiconductor Index. The graph covers the period from October 29, 2010 (the last day of trading of our fiscal year 2010) to October 30, 2015 (the last trading day of our fiscal year 2015). The total return graph and table assume that $100 was invested on October 29, 2010 in Avago Technologies Limited ordinary shares for each of the S&P 500 Index and the PHLX Semiconductor Index and assumes all dividends are reinvested. Indexes are calculated on a month-end basis.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our ordinary shares.

Comparison of Five Year Cumulative Total Return
Among Avago Technologies Limited, the S&P 500 Index and the PHLX Semiconductor Index

	10/31/2010	10/30/2011	10/28/2012	11/3/2013	11/2/2014	11/1/2015
Avago Technologies Limited	$100	$138	$141	$190	$373	$540
S&P 500 Index	100	108	125	158	186	195
PHLX Semiconductor Index	100	117	120	162	205	201
The graph and the table above shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the definitive Proxy Statement for our 2016 AGM to be filed with the SEC within 120 days after the end of fiscal year 2015.

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following selected consolidated financial data together with the information included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for fiscal years ended November 1, 2015, November 2, 2014 and November 3, 2013 and the selected balance sheet data as of November 1, 2015 and November 2, 2014 have been derived from audited historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended October 28, 2012 and October 30, 2011 and the selected balance sheet data as of November 3, 2013, October 28, 2012 and October 30, 2011 have been derived from audited historical financial statements and related notes not included in this Annual Report on Form 10-K. The historical financial data may not be indicative of our future performance. We report financial results on a 52-or 53-week fiscal year. Our fiscal year ends on the Sunday closest to October 31. Our fiscal year 2013 was a 53-week fiscal year.

Summary of Five Year Selected Financial Data

	Fiscal Year Ended
	November 1, 2015	November 2, 2014	November 3, 2013	October 28, 2012	October 30, 2011
	(In millions, except per share amounts and ratio data)
Statement of Operations Data: (1)
Net revenue	$6,824	$4,269	$2,520	$2,364	$2,336
Cost of products sold:
Cost of products sold(2)	2,780	2,121	1,260	1,164	1,133
Amortization of intangible assets	484	249	61	56	56
Restructuring charges(3)	7	22	1	2	—
Total cost of products sold	3,271	2,392	1,322	1,222	1,189
Gross margin	3,553	1,877	1,198	1,142	1,147
Research and development	1,049	695	398	335	317
Selling, general and administrative(2)	486	407	222	199	220
Amortization of intangible assets	249	197	24	21	22
Restructuring and asset impairment charges(3)	137	140	2	5	4
Total operating expenses	1,921	1,439	646	560	563
Operating income(4)	1,632	438	552	582	584
Interest expense(5)	(191)	(110)	(2)	(1)	(4)
Loss on extinguishment of debt	—	—	—	—	(20)
Other income, net	26	14	18	4	1
Income from continuing operations before income taxes	1,467	342	568	585	561
Provision for income taxes(6)	76	33	16	22	9
Income from continuing operations	1,391	309	552	563	552
Loss from discontinued operations, net of income taxes(7)	(27)	(46)	—	—	—
Net income	$1,364	$263	$552	$563	$552

Basic income per share:
Income per share from continuing operations	$5.27	$1.23	$2.23	$2.30	$2.25
Loss per share from discontinued operations, net of income taxes	$(0.10)	$(0.18)	$—	$—	$—
Net income per share	$5.17	$1.05	$2.23	$2.30	$2.25

Diluted income per share:
Income per share from continuing operations	$4.95	$1.16	$2.19	$2.25	$2.19
Loss per share from discontinued operations, net of income taxes	$(0.10)	$(0.17)	$—	$—	$—
Net income per share	$4.85	$0.99	$2.19	$2.25	$2.19

Weighted-average shares:
Basic	264	251	247	245	245
Diluted	281	267	252	250	252

Summary of Five Year Selected Financial Data

	Fiscal Year Ended
	November 1, 2015	November 2, 2014	November 3, 2013	October 28, 2012	October 30, 2011
Balance Sheet Data (at end of period):
Cash and cash equivalents	$1,822	$1,604	$985	$1,084	$829
Total assets	$10,592	$10,491	$3,415	$2,862	$2,446
Debt and capital lease obligations	$3,949	$5,510	$1	$2	$4
Total shareholders’ equity	$4,714	$3,243	$2,886	$2,419	$2,006
Other Financial Data:
Cash dividends declared and paid per share	$1.55	$1.13	$0.80	$0.56	$0.35
_______________________________________

(1)
On May 5, 2015, we acquired Emulex for total consideration of approximately $587 million. On August 12, 2014, we acquired PLX for total consideration of approximately $308 million. On May 6, 2014, we acquired LSI for total consideration of approximately $6,518 million. On June 28, 2013, we acquired CyOptics for total consideration of approximately $380 million. The results of operations of the acquired companies and estimated fair value of assets acquired and liabilities assumed were included in our financial statements from the respective acquisition dates. As a result of these acquisitions, there has been a significant change in our statement of operations data in fiscal years 2015 and 2014 as compared to prior years.

(2)
We incurred acquisition-related costs of $74 million, in each of fiscal years 2015 and 2014 and $14 million in fiscal year 2013, of which $71 million, $67 million and $11 million were presented as part of operating expenses in fiscal years 2015, 2014 and 2013, respectively, and the remainder was presented as part of cost of products sold. In addition, cost of products sold includes $30 million, $210 million and $9 million in fiscal years 2015, 2014 and 2013, respectively, of charges resulting from the step-up of inventory acquired from Emulex, LSI, PLX and CyOptics to fair value.

(3)
Fiscal year 2015 and 2014 restructuring charges primarily reflect actions taken to implement planned cost reduction and restructuring activities in connection with the acquisition and integration of Emulex, LSI and PLX.

During fiscal year 2015, we realigned certain product groups within our wired infrastructure segment and we agreed to sell certain fiber optics subsystems assets to a third party. As a result, we recognized a $61 million loss to write these assets down to fair value less costs to sell. This transaction is subject to customary closing conditions, and is expected to close by the end of the first quarter of fiscal year 2016.

(4)
Includes share-based compensation expense of $232 million, $153 million, $77 million, $53 million and $38 million for fiscal years 2015, 2014, 2013, 2012 and 2011, respectively. Share-based compensation expense for fiscal year 2015 includes the impact of equity awards assumed as part of the Emulex and LSI acquisitions. Share-based compensation expense for fiscal years 2014 and 2013 include the impact of a special, long-term compensation and retention equity award made to our President and Chief Executive Officer, and fiscal year 2014 also includes the impact of equity awards assumed as part of the LSI acquisition.

(5)
Interest expense for fiscal years 2015 and 2014 includes interest expense with respect to the Convertible Notes, which were converted in exchange for cash and ordinary shares during the third quarter of fiscal year 2015, the 2014 Credit Agreement, the 2014 Revolving Credit Facility entered into in the third quarter of fiscal year 2014 and related commitment fees and amortization expense of debt issuance costs. Interest expense for fiscal years 2013, 2012 and 2011 includes commitment fees and debt issuance cost amortization for previously outstanding debt securities.

(6)	Our provision for income taxes fluctuates based on the jurisdictional mix of income.

(7)
In October 2015, we sold our Network Visibility Product Business, or Endace, which we acquired through the acquisition of Emulex, for an immaterial amount, resulting in a loss on sale of $28 million. In September 2014, we sold LSI's Flash Business to Seagate for $450 million which resulted in a gain of $18 million. The operations of the Flash Business were classified as discontinued operations beginning with the May 6, 2014 LSI acquisition date. In November 2014, we sold the Axxia Business to Intel for $650 million and recognized a gain of $14 million on the sale in fiscal year 2015. The operations of the Axxia Business were classified as discontinued operations beginning in fiscal year 2014.

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
Overview
We are a leading designer, developer and global supplier of a broad range of semiconductor devices with a focus on analog III-V based products and complex digital and mixed signal complementary metal oxide semiconductor based devices. We have a history of innovation and offer thousands of products that are used in end products such as smartphones, enterprise servers and storage systems, hard disk drives, solid state drives, data networking and telecommunications equipment, factory automation, industrial equipment and consumer appliances. We have four reportable segments: wireless communications, enterprise storage, wired infrastructure and industrial & other, which align with our target markets. We differentiate ourselves through our high performance design and integration capabilities and focus on developing products for target markets where we believe we can earn attractive margins.
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
Net Revenue
Substantially all of our net revenue is derived from sales of semiconductor devices that our customers incorporate into electronic products. Our four reportable segments are wireless communications, enterprise storage, wired infrastructure and industrial & other, which align with our target markets. Applications for our products in these segments include smartphones, enterprise servers and storage systems, hard disk drives, or HDDs, solid state drives, or SSDs, data networking and telecommunications equipment, factory automation, industrial equipment and consumer appliances. The percentage of total net revenue generated by sales in each of our segments varies from fiscal quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality. The first fiscal quarter is often our lowest revenue and cash generating quarter due, in part, to holiday shut downs at many OEM customers and distributors, and the first half of the fiscal year has tended to generate lower revenue than the second half of the fiscal year. However, sometimes typical seasonality and industry cyclicality are overshadowed by other factors such as wider macroeconomic effects, the timing of significant product transitions and launches by large OEMs, particularly in the wireless communications and enterprise storage segments.
We use distributors for a significant portion of our business and recognize revenue upon delivery of product to the distributors, which can cause our quarterly net revenue to fluctuate significantly. Such revenue is reduced for estimated returns and distributor allowances. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Sales to distributors accounted for 21% and 25% of our net revenue for the fiscal years ended November 1, 2015 and November 2, 2014, respectively. During the fiscal year ended November 1, 2015, or fiscal year 2015, Foxconn Technology

Group companies, or Foxconn, accounted for 24% of our net revenue, and our top five direct customers, which also included one distributor, collectively accounted for 46% of our net revenue. During the fiscal year ended November 2, 2014, or fiscal year 2014, Foxconn accounted for 20% of our net revenue and our top five direct customers, which also included two distributors, collectively accounted for 41% of our net revenue. We believe our aggregate sales to Apple, Inc., when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes (which includes Foxconn), accounted for more than 20% of our net revenues for fiscal year 2015 and more than 15% for fiscal year 2014. We believe our aggregate sales to Cisco Systems Inc., when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes, accounted for more than 10% of our net revenues for fiscal year 2013. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top ten direct or indirect customers could have a material adverse effect on our business, results of operations and financial condition.
Costs and Expenses
Total cost of products sold.  Cost of products sold consists primarily of the cost of semiconductor wafers and other materials, and the cost of assembly and testing of those products. Cost of products sold also includes personnel costs and overhead related to our manufacturing operations, including share-based compensation, and related occupancy, computer services and equipment costs, manufacturing quality, order fulfillment, warranty and inventory adjustments, including write-downs for inventory obsolescence, energy costs, other manufacturing expenses and acquisition-related costs. Acquisition-related costs include direct transaction costs and integration-related costs. Total cost of products sold also includes amortization of intangible assets and restructuring charges.
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
Research and development.  Research and development expense consists primarily of personnel costs for our engineers engaged in the design and development of our products and technologies, including share-based compensation expense. These expenses also include project material costs, third-party fees paid to consultants, prototype development expense, allocated facilities costs and other corporate expenses, computer services costs related to supporting computer tools used in the engineering and design process and acquisition-related costs.
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
Amortization of intangible assets.  In connection with acquisitions, we recognized intangible assets that are being amortized over their estimated useful lives of 1 year to 25 years. We also recognized goodwill and in-process research and development, which are not amortized, in connection with acquisitions.
Restructuring and asset impairment charges. Restructuring charges consist primarily of compensation costs associated with employee exit programs, alignment of our global manufacturing operations, rationalizing product development program costs, fixed asset impairments, facility and lease abandonments and other exit costs, including curtailment of service or supply agreements.
Interest expense. Interest expense in fiscal years 2015 and 2014 included coupon interest, commitment fees, accretion of the original issue discount and amortization of debt issuance costs related to our outstanding debt.
Other income, net.  Other income, net includes net realized gains on the sale of available-for-sale securities, realized and unrealized gains (losses) on trading securities, gains on the sale of cost-method investments, interest income, gains (losses) on currency remeasurement and other miscellaneous items.
Provision for income taxes.  We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a corporate headquarters function and specified intellectual property, or IP, activities in Singapore. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2018 and 2025, subject in certain cases to potential extensions, which we may or may not be able to obtain. Absent such tax incentives, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. We also have a tax holiday on our qualifying Malaysian income, which is effective up to and including our fiscal year 2018. The tax incentives that we have negotiated are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and we could be required to refund previously realized material tax benefits. Depending on the incentive at issue, we could also be required to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present tax concession arrangements. For fiscal years 2015, 2014 and 2013, the effect of all these tax incentives was to reduce the overall provision for income taxes by approximately $207 million, $99 million and $77 million, respectively.
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
As a result of the Broadcom Transaction, at closing, each share of Broadcom common stock will be converted into the right to receive, at the election of each holder of such Broadcom common stock and subject to pro-ration in accordance with the Broadcom Agreement as described below, cash or equity interests in either Holdco or the Partnership. The shareholder election will be subject to a pro-ration mechanism (other than with respect to any election to receive equity interests in the Partnership, or restricted exchangeable units), which is anticipated to result in payment, in the aggregate, of approximately $17 billion in cash consideration and the economic equivalent of approximately 140 million of our ordinary shares (assuming no more than 50% of outstanding shares of Broadcom common stock elect restricted exchangeable units). As a result of the Broadcom Transaction, at closing, all our issued ordinary shares as of immediately prior to the effective time of the Broadcom Transaction will be exchanged on a one-to-one basis for new ordinary shares of Holdco.
We intend to finance the estimated $17 billion of cash consideration with cash on hand from both companies and $16 billion in new, fully-committed senior secured debt financing from a consortium of banks, the syndication of which is substantially complete. We also intend to refinance substantially all of our and Broadcom's existing debt, presently aggregating approximately $6 billion, with committed debt financing. The new debt financing will consist of a term loan A tranche of approximately $4 billion, term loan B-1 tranches of approximately $10 billion and €1 billion, and a term loan B-2 tranche for the remainder, at an aggregate, blended annualized interest rate of approximately 4%, based on LIBOR rates as of December 14, 2015.
The Broadcom Transaction has been unanimously approved by the boards of directors of both companies, as well as a special committee of the independent directors of Broadcom. On November 10, 2015, the Broadcom Transaction was approved by our shareholders and Broadcom shareholders. Consummation of the Broadcom Transaction is subject to the satisfaction or waiver of the conditions set forth in the Broadcom Agreement, as well as other customary closing conditions.
A detailed description of the Broadcom Transaction can be found in the joint proxy statement/prospectus filed with the SEC by us on September 28, 2015. We currently expect the Broadcom Transaction to close on or about February 1, 2016.
Emulex Corporation
On May 5, 2015, we completed our acquisition of Emulex Corporation, or Emulex, a provider of Fibre Channel Host Bus Adapters, through a tender offer and subsequent merger of Emulex into one of our wholly-owned subsidiaries. The aggregate consideration paid to acquire all of the outstanding shares of Emulex was approximately $587 million, of which $582 million was cash consideration, funded with available cash on hand.
PLX Technology, Inc.
On August 12, 2014, we acquired PLX Technology, Inc., or PLX, a provider of peripheral component interconnect express, or PCIe, semiconductor and software connectivity solutions, for approximately $308 million, which included cash paid to PLX shareholders of $299 million and cash paid for fully vested stock options and restricted stock units of $9 million. We funded the transaction with available cash.
LSI Corporation
On May 6, 2014, we acquired LSI, a company that provides high-performance storage and networking semiconductors used in HDD, solid state drives, communication systems, computer servers, storage systems and personal computers, through a merger of LSI into one of our indirectly wholly-owned subsidiaries. The aggregate consideration for the acquisition was approximately $6,518 million, which included cash paid to LSI stockholders of $6,344 million, cash paid for fully vested stock options and restricted stock units of $154 million and $20 million for the fair value of partially vested assumed equity awards. We funded the transaction with the proceeds from the issuance of $1 billion in aggregate principal amount of our 2% Convertible Senior Notes due 2021, or the Convertible Notes, the proceeds from $4.6 billion of term loans, or the Term Loans, borrowed under a senior secured credit agreement with a group of banks, or the 2014 Credit Agreement, entered at the closing of the transaction, as well as cash on hand of the combined companies.
CyOptics, Inc.
On June 28, 2013, we acquired CyOptics, Inc., or CyOptics, a U.S.-based company that manufactures and sells indium phosphide, optical chip and component technologies for the data communications and telecommunications markets for approximately $377 million, of which $373 million was paid in cash, net of $3 million in cash acquired. During fiscal year 2014, we also paid $4 million of additional deferred consideration to the previous shareholders of CyOptics. In addition, approximately $27 million was payable to key employees of CyOptics as part of a retention bonus plan. This amount was paid into escrow, will be paid to those employees over a three-year period subsequent to the acquisition date and is being recognized as compensation expense over the same period. For eligible CyOptics employees whose employment is involuntarily terminated by the Company, their retention bonus payments are accelerated and due in full upon such termination in accordance with the provisions of the plan. During fiscal year 2014, we recognized compensation expense of $10 million due to the departure of certain plan participants. As of November 1, 2015, $22 million of the total $27 million had been paid to eligible CyOptics employees.
The discussion and analysis in this section and the accompanying consolidated financial statements include the results of operations of acquired companies commencing on their respective acquisition dates. (See Note 3. "Acquisitions and Investments").
Divestitures
Sale of LSI's Flash Components Division and Accelerated Solutions Division
On September 2, 2014, we sold our LSI Flash Components Division and Accelerated Solutions Division, or the Flash Business, to Seagate Technology LLC for $450 million, resulting in a gain on sale of $18 million.
Sale of the LSI Axxia Networking Business
On November 18, 2014, we sold our LSI Axxia Networking Business and related assets, or the Axxia Business, to Intel Corporation for $650 million, resulting in a gain on sale of $14 million.
Sale of Emulex's Network Visibility Products Business, Endace
On October 31, 2015, we sold our Network Visibility Product Business, or Endace, which we acquired through the acquisition of Emulex, for an immaterial amount, resulting in a loss on sale of $28 million.
Pending Sale of Assets
During fiscal year 2015, we realigned certain product groups within our wired infrastructure segment and, on August 24, 2015, we agreed to sell certain fiber optics subsystems assets to a third party. As a result, we recognized a $61 million loss to write these assets down to fair value less costs to sell. The loss was included in restructuring and asset impairment charges in our consolidated statements of operations. The net carrying amount of these assets is presented in assets held-for-sale on our consolidated balance sheet as of November 1, 2015. The transaction is subject to customary closing conditions and is expected to close by the end of the first quarter of fiscal year 2016.
Investments
We own a 51% equity interest in a joint venture, Silicon Manufacturing Partners Pte Ltd., or SMP, owned by us and GlobalFoundries, a manufacturing foundry for integrated circuits. SMP operates an IC manufacturing facility in Singapore. We account for our ownership position in SMP under the equity method of accounting. As of November 1, 2015, the carrying amount of our equity interest in this entity was $26 million. The equity interest is reported in other long-term assets on our consolidated balance sheets.
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
We recognize revenue from the sale and licensing of our IP when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collection of resulting receivables is reasonably assured. Revenue from upfront payments for the licensing of our patents is recognized when the arrangement is mutually signed, if there is no future delivery or future performance obligation and all other criteria are met. Revenue from guaranteed royalty streams are recognized when paid, or collection is reasonably assured and all other criteria are met. When patent licensing arrangements include royalties for future sales of the licensees’ products using our licensed patented technology, revenue is recognized when the royalty report is received from the licensee, at which time the sales price is fixed or determinable, provided that all other criteria have been met.
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
Valuation of long-lived assets.  We assess the impairment of long-lived assets including purchased in-process research and development, assets, property, plant and equipment, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important, and which could trigger an impairment review of our long-lived and intangible assets, include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. An impairment loss must be measured if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the net book value of the asset (or asset group) and the estimated fair value.
Goodwill is recognized when the purchase price for an acquisition exceeds the estimated fair value of the net tangible and intangible assets acquired. Goodwill is allocated to our reporting units based on the relative fair value of the future benefits of the purchased operations to our existing business units as well as the acquired business unit. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Our reporting units are consistent with the operating segments identified in Note 10. "Segment Information", in Part II, Item 8 of this Form 10-K.
We perform an annual impairment review of our goodwill during the fourth fiscal quarter of each year, and more frequently if we believe indicators of impairment exist. We first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is not more likely than not that the fair value of any of our reporting units is less than its carrying amount, no further assessment is performed. If we determine that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value. If the fair value of the reporting unit is greater than its net book value, there is no impairment. Otherwise, we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit. The implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Our goodwill impairment test uses both the income approach and the market approach to estimate a reporting unit's fair value. The income approach is based on the discounted cash flow method that uses the reporting unit estimates for forecasted future financial performance including revenues, operating expenses, and taxes, as well as working capital and capital asset requirements. These estimates are developed as part of our long-term planning process based on assumed market segment growth rates and our assumed market segment share, estimated costs based on historical data and various internal estimates. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the subject cash flows. The market approach is based on weighting financial multiples of comparable companies and applies a control premium. A reporting unit's carrying value represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash and debt.
For fiscal year 2015, we performed a qualitative assessment of goodwill by reporting unit and determined that it is more likely than not that the fair value of each of the reporting units exceeded its carrying value. As a result, we concluded that no impairment of goodwill was identified during the annual impairment review in the fourth quarter of fiscal year 2015.

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
The gross unrecognized tax benefit increased by $91 million during fiscal year 2015 to $578 million as of November 1, 2015 from $487 million as of November 2, 2014. The gross unrecognized tax benefit as of November 3, 2013 was $37 million.
We recognize interest and penalties related to unrecognized tax benefits within provision for income taxes in the consolidated statements of operations. Accrued interest and penalties are included within other long-term liabilities on the consolidated balance sheets. As of November 1, 2015 and November 2, 2014, the combined amount of cumulative accrued interest and penalties was approximately $43 million and $23 million, respectively.

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
The discount rate is used to determine the present value of future benefit payments at the relevant measurement dates — November 1, 2015 and November 2, 2014, for both U.S. and non-U.S. plans, in fiscal years 2015 and 2014, respectively. For fiscal years 2015 and 2014, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a hypothetical yield curve constructed with high-quality corporate bond yields. The discount rate for non-U.S. plans was based either on published rates for government bonds or use of a hypothetical yield curve constructed with high- quality corporate bond yields, depending on the availability of sufficient quantities of quality corporate bonds. Lower discount rates increase present values of the pension liabilities and subsequent year pension expense; higher discount rates decrease present values of the pension liabilities and subsequent year pension expense.
We base our salary increase assumptions on historical experience and future expectations. In developing the expected rate of return, we consider long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocation among debt, equity securities and other investments.
The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. A 25 basis point change in the estimated long-term return on plan assets for 2015 assumptions would result in a $3 million impact on pension expense for fiscal year 2015.
For fiscal year 2015, we used an expected rate of return on plan assets of 7.3% for our U.S. pension plans. For our U.S. post-retirement benefit plan, we used a weighted-average long-term rate of return on assets of 5.4%. For the U.S. plans, we used a calculated market-related value of assets, or MRVA, in determining the estimated return on plan assets. Under the MRVA, gains and losses are recognized over a five-year period. The MRVA also affects the determination of amortization of gains or losses. As of November 1, 2015, the MRVA and fair value of the plans was $1,162 million and $1,103 million, respectively. If we used the fair value, the net periodic benefit cost would remain the same for 2015.
Actuarial assumptions are based on our best estimates and judgment. Material changes may occur in retirement benefit costs in the future if these assumptions differ from actual events or experience. We performed a sensitivity analysis on the discount rate, which is the key assumption in calculating pension and post-retirement benefit obligation as of November 1, 2015. Each change of 25 basis points in the discount rate assumption would have had an estimated $42 million impact on the benefit obligation as of November 1, 2015. Each change of 25 basis points in the discount rate assumption and expected rate of return assumption would have an estimated change of $2 million and $3 million, respectively, on annual net retirement benefit costs for fiscal year 2015.
Excluding curtailments and settlements, we recognized $14 million and $2 million of net periodic retirement and post-retirement benefit income in our consolidated statements of operations in fiscal years 2015 and 2014, respectively. The net periodic retirement and post-retirement benefit costs recognized in our consolidated statement of operations, excluding curtailments and settlements, was $6 million in fiscal year 2013.
Share-based compensation expense.  Share-based compensation expense consists of expense for stock options and restricted share units, or RSUs, granted to both employees and non-employees as well as expense associated with Avago Technologies Limited Employee Share Purchase Plan, or ESPP. We recognize compensation expense based on the estimated grant-date fair value method required under the authoritative guidance using Black-Scholes valuation model with a straight-line amortization method. Since authoritative guidance requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation expense for such awards has been reduced for estimated forfeitures. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
In fiscal year 2013, the Company began granting share price performance options, which are accounted for as market-based stock options. In fiscal year 2015, the Company began granting share price performance RSUs, which are accounted for as market-based RSUs. The fair value of these market-based awards is estimated on the date of grant using a Monte Carlo simulation model. Assumptions utilized in the Monte Carlo simulation model follow the same methodology as our time-based option awards. Compensation expense for market-based awards is amortized based upon a graded vesting method and is recognized if the service period is met even if the market condition is not met.

The dividend yields for fiscal years 2015, 2014 and 2013 are based on the historical and expected dividend payouts as of the respective award grant dates. For fiscal years 2015 and 2014, expected volatility for time-based options and market-based awards was based on our own historical share price volatility or combining historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from our own traded ordinary shares with a term of 180 days measured at a specific date. For fiscal year 2013, expected volatility was based on the combination of historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from traded options in guideline publicly-traded companies and our own shares with a term of 720 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. For fiscal years 2015 and 2014, the expected term for time-based options was based on a weighted-average combining the average life of options that have already been exercised or cancelled with the expected life of all unexercised options. The expected life for unexercised options is calculated assuming that the options will be exercised at the midpoint of the vesting date (if unvested) or the valuation date (if vested) and the full contractual term. Our computations of expected term for time-based options prior to fiscal year 2014 were based on data, such as the data of peer companies and company-specific attributes, which we believe could affect employees’ exercise behavior. The expected life of market-based stock options valued using Monte Carlo simulation techniques is based upon the vesting dates forecasted by the simulation and assumes that options which vest, and for which the market condition has been satisfied, are exercised at the midpoint between the forecasted vesting date and their expiration. The expected term of market-based RSUs valued using Monte Carlo simulation techniques is commensurate with the awards' contractual terms.
Our RSUs are equity awards that are granted with an exercise price equal to zero and represent the right to receive one of our ordinary shares per RSU immediately upon vesting. We recognize compensation expense for time-based RSUs using the straight-line amortization method based on the fair value of RSUs on the date of grant. In fiscal years 2015 and 2014, the fair value of time-based RSUs is the closing market price of our ordinary shares on the date of grant, reduced by the present value of dividends expected to be paid on our ordinary shares prior to vesting. Prior to fiscal year 2014, the fair value of RSUs is the closing market price of our ordinary shares on the date of grant.
We also recognize share-based compensation expense based on an estimate of the fair value of rights to purchase ordinary shares under the ESPP using the straight-line amortization method.
Employee Bonus Programs. Our employee bonus programs, which are overseen by our Compensation Committee or our Board, in the case of our Chief Executive Officer, provide for variable compensation based on the attainment of overall corporate annual targets and functional performance metrics. In the first fiscal quarter of the year, if management determines that it is probable that the targets and metrics will be achieved and the amounts can be reasonably estimated, a variable, proportional compensation accrual is recognized based on an assumed 100% achievement of the targets and metrics. The bonus payout levels can be greater if attainment of metrics and targets is greater than 100% and a portion of the payouts may not occur if a minimum floor of performance is not achieved. In subsequent quarters, we monitor and accrue for variable compensation expense based on our actual progress toward the achievement of the annual targets and metrics. The actual achievement of target metrics at the end of the fiscal year, which is subject to approval by our Compensation Committee, may result in the actual variable compensation amounts being significantly higher or lower than the relevant estimated amounts accrued in earlier quarters, which would result in a corresponding adjustment in the fourth fiscal quarter.
Fiscal Year Presentation
We operate on a 52- or 53-week fiscal year which ends on the Sunday closest to October 31. Each of fiscal years 2015 and 2014 consisted of 52 weeks. Fiscal year 2013 consisted of 53 weeks, with the extra week falling in the first quarter of fiscal year 2013.
The financial statements included in this Annual Report on Form 10-K are presented in accordance with GAAP and expressed in U.S. dollars.

Results of Operations
Fiscal Year Ended November 1, 2015 Compared to Fiscal Year Ended November 2, 2014
The following table sets forth our results of operations for the fiscal years ended November 1, 2015 and November 2, 2014.

	Fiscal Year Ended
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
	(In millions)		(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	$6,824	$4,269	100%	100%
Cost of products sold:
Cost of products sold	2,780	2,121	41	50
Amortization of intangible assets	484	249	7	6
Restructuring charges	7	22	—	—
Total cost of products sold	3,271	2,392	48	56
Gross margin	3,553	1,877	52	44
Research and development	1,049	695	15	16
Selling, general and administrative	486	407	7	10
Amortization of intangible assets	249	197	4	5
Restructuring and asset impairment charges	137	140	2	3
Total operating expenses	1,921	1,439	28	34
Operating income	1,632	438	24	10
Interest expense	(191)	(110)	(3)	(2)
Other income, net	26	14	—	—
Income from continuing operations before income taxes	1,467	342	21	8
Provision for income taxes	76	33	1	1
Income from continuing operations	1,391	309	20	7
Loss from discontinued operations, net of income taxes	(27)	(46)	—	(1)
Net income	$1,364	$263	20%	6%
Net revenue.  Net revenue was $6,824 million for fiscal year 2015 compared to $4,269 million for fiscal year 2014, an increase of $2,555 million or 60%. The increase in net revenue was primarily due to a full year of revenue contribution from the acquired LSI and PLX businesses, compared to partial year contributions from those businesses during fiscal year 2014, as well as strength in the wireless communications segment. In addition, we also benefited from revenue contribution from the acquired Emulex business during the last half of fiscal year 2015. Net revenue for fiscal year 2015 included $313 million of revenue from development arrangements and sales and licensing of intellectual property, or IP, compared to $160 million for fiscal year 2014.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During fiscal year 2015, Foxconn accounted for 24% of our net revenue. Our top five customers for fiscal year 2015, which included one distributor, collectively accounted for 46% of our net revenue. We believe our aggregate sales to Apple Inc., when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes (which includes Foxconn), accounted for more than 20% of our net revenues in fiscal year 2015 and more than 15% in fiscal year 2014. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top ten customers could have a material adverse effect on our business, results of operations and financial condition.
Gross margin.  Gross margin was $3,553 million for fiscal year 2015 compared to $1,877 million for fiscal year 2014, an increase of $1,676 million. As a percentage of net revenue, gross margin was 52% for fiscal year 2015, compared to 44% for fiscal year 2014. The increase in gross margin, both in dollars and as a percentage of revenue, for fiscal year 2015 compared to fiscal year 2014 was due primarily to gross margin contributions from our enterprise storage segment, which we acquired in the LSI acquisition, an improvement in product mix with higher contributions from our FBAR-related wireless products, and a decrease in charges associated with the inventory step-up to fair value related to acquisitions, partially offset by amortization of intangible assets related to the LSI, PLX and Emulex acquisitions.

Research and development.  Research and development expense was $1,049 million for fiscal year 2015, compared to $695 million for fiscal year 2014, an increase of $354 million or 51%. However, as a percentage of net revenue, research and development expense remained relatively flat at 15% for fiscal year 2015, compared to 16% for fiscal year 2014. The majority of the increase, in dollars, is related primarily to the impact of LSI and PLX for the full fiscal year, the impact of Emulex for the first half of fiscal year 2015, and an increase in share-based compensation expense due to annual focal employee equity awards at higher grant-date fair values and higher headcount as a result of the LSI, PLX and Emulex acquisitions. We expect the dollar amount of research and development expense to increase for the foreseeable future, due to the increasing complexity and number of products we plan to develop.
Selling, general and administrative.  Selling, general and administrative expense was $486 million for fiscal year 2015 compared to $407 million for fiscal year 2014, an increase of $79 million or 19%. However, as a percentage of net revenue, selling, general and administrative expense decreased to 7% for fiscal year 2015 compared to 10% for fiscal year 2014. The increase in selling, general and administrative expense, in dollars, was primarily due to the impact of the LSI acquisition for the full fiscal year and an increase in share-based compensation expense due to annual focal employee equity awards at higher grant-date fair values and higher headcount as a result of the LSI, PLX and Emulex acquisitions. Selling, general and administrative expense as a percentage of net revenue decreased in fiscal year 2015, as revenue growth outpaced the increase in selling, general and administrative expense.
Amortization of intangible assets.  Total amortization expense of intangible assets was $733 million and $446 million, respectively, for fiscal years 2015 and 2014, an increase of $287 million. The increase in amortization expense for fiscal year 2015 was primarily attributable to a full year of amortization for intangible assets obtained in the LSI and PLX acquisitions.
Restructuring and asset impairment charges.  We incurred total restructuring and asset impairment charges of $144 million for fiscal year 2015 compared to $162 million for fiscal year 2014, respectively. The restructuring charges incurred in fiscal year 2015 were primarily due to employee termination costs related to the Emulex and LSI acquisitions. The restructuring charges incurred during fiscal year 2014 were due primarily to employee termination costs related to the LSI acquisition. We expect to incur additional restructuring charges in future periods, including as a result of acquisitions that we expect to close or may make in the future, particularly Broadcom.
During fiscal year 2015, we realigned certain product groups within our wired infrastructure segment and we agreed to sell certain fiber optics subsystems assets to a third party. As a result, we recognized a $61 million loss to write these assets down to fair value less costs to sell. This transaction is subject to customary closing conditions, and is expected to close by the end of the first quarter of fiscal year 2016.
Interest expense.  Interest expense was $191 million for fiscal year 2015, compared to $110 million for fiscal year 2014. This $81 million increase in interest expense was due to the full year interest on our outstanding Term Loans, along with the amortization of related debt issuance costs that are being charged to interest expense using the effective interest method over the respective borrowing terms. We expect interest expense to increase substantially in future periods, starting in the first quarter of fiscal year 2016, due to the increased amount of debt we expect to incur in connection with the completion of the Broadcom Transaction as well as ticking fees associated with the syndication of that debt in advance of closing the transaction.
Other income, net.  Other income, net was $26 million for fiscal year 2015 compared to $14 million for fiscal year 2014. Other income, net for fiscal year 2015 and 2014 was primarily attributable to interest income, gains (losses) on currency remeasurement and other miscellaneous items.
Provision for income taxes.  We recognized a provision for income taxes of $76 million for fiscal year 2015, compared to $33 million for fiscal year 2014. The provision for income taxes in fiscal year 2015 increased from the prior fiscal year primarily due to the increase in profit before tax.
Segment Results
Net revenue and operating income by segment were as follows:

	Fiscal Year Ended
% of Net Revenue	November 1, 2015	November 2, 2014
Wireless communications	37%	40%
Enterprise storage	32	20
Wired infrastructure	22	27
Industrial & other	9	13
Total net revenue	100%	100%

	Fiscal Year Ended
Net Revenue	November 1, 2015	November 2, 2014	Change
	(In millions)
Wireless communications	$2,536	$1,689	$847
Enterprise storage	2,180	867	1,313
Wired infrastructure	1,479	1,151	328
Industrial & other	629	562	67
Total net revenue	$6,824	$4,269	$2,555

	Fiscal Year Ended
Operating income	November 1, 2015	November 2, 2014	Change
	(In millions)
Wireless communications	$1,202	$658	$544
Enterprise storage	855	292	563
Wired infrastructure	478	287	191
Industrial & other	310	246	64
Unallocated expenses	(1,213)	(1,045)	(168)
Total operating income	$1,632	$438	$1,194
Wireless Communications. Net revenue from our wireless communications segment increased 50% in fiscal year 2015, compared with fiscal year 2014, primarily due to a substantial increase in our radio frequency, or RF, product content in smartphones and an increase in unit sales of smartphones containing our products.
Operating income from our wireless communications segment was 47% of segment revenue. Operating income increased 83%, compared with fiscal year 2014, primarily due to higher revenue and improvement in product mix.
Enterprise Storage. Net revenue from our enterprise storage segment increased 151% in fiscal year 2015, compared with fiscal year 2014. This segment was acquired in the LSI acquisition and fiscal year 2015 results reflect a full year of operating results compared to a partial year of operating results in fiscal year 2014. The results for fiscal year 2015 also reflect contributions from Emulex following its acquisition and an improvement in the business due to market share gains as well as growth in end market demand.
Operating income from our enterprise storage segment was 39% of segment revenue. Operating income increased 193% compared with fiscal year 2014, primarily due to higher revenue with stable research and development expense.
Wired Infrastructure. Net revenue from our wired infrastructure segment increased 28% in fiscal year 2015, compared with fiscal year 2014. The increase was primarily due to improved revenue contribution from our application specific integrated circuits, or ASICs and from the inclusion of a full year of contributions from LSI products in this segment.
Operating income from our wired infrastructure segment was 32% of segment revenue. Operating income increased 67% compared with fiscal year 2014, primarily due to gross margin improvement and higher revenue with stable research and development expense.
Industrial & Other. Net revenue from our industrial & other segment increased 12% in fiscal year 2015 compared with fiscal year 2014, primarily due to an increase in IP licensing revenue.
Operating income from our industrial & other segment was 49% of segment revenue. Operating income increased 26% compared with fiscal year 2014, primarily due to higher IP licensing revenue.
Unallocated Expenses. Unallocated expenses include amortization of intangible assets, share-based compensation expense, restructuring charges, acquisition-related costs, charges related to inventory step-up to fair value related to acquisitions, and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 16% compared with fiscal year 2014, primarily due to higher operating expenses related to increases in amortization of intangible assets incurred in connection with our acquisitions of LSI, PLX and Emulex. Additionally, share-based compensation expense increased in fiscal year 2015, compared with fiscal year 2014, due to annual focal employee equity awards at higher grant-date fair values and higher headcount as a result of the LSI, PLX and Emulex acquisitions.

Fiscal Year Ended November 2, 2014 Compared to Fiscal Year Ended November 3, 2013
The following table sets forth our results of operations for the fiscal years ended November 2, 2014 and November 3, 2013.

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
	(In millions)		(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	$4,269	$2,520	100%	100%
Cost of products sold:
Cost of products sold	2,121	1,260	50	50
Amortization of intangible assets	249	61	6	2
Restructuring charges	22	1	—	—
Total cost of products sold	2,392	1,322	56	52
Gross margin	1,877	1,198	44	48
Research and development	695	398	16	16
Selling, general and administrative	407	222	10	9
Amortization of intangible assets	197	24	5	1
Restructuring charges	140	2	3	—
Total operating expenses	1,439	646	34	26
Operating income	438	552	10	22
Interest expense	(110)	(2)	(2)	—
Other income, net	14	18	—	1
Income before income taxes	342	568	8	23
Provision for income taxes	33	16	1	1
Income from continuing operations	309	552	7	22
Loss from discontinued operations (including a gain on disposal of $18 million), net of income taxes	(46)	—	(1)	—
Net income	$263	$552	6%	22%
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
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During fiscal year 2014, Foxconn accounted for 20% of our net revenue. Our top five customers for fiscal year 2014, which included two distributors, collectively accounted for 41% of our net revenue. We believe our aggregate sales to Apple Inc., when our direct sales to it are combined with our sales to the contract manufacturers that it utilizes, accounted for more than 10% of our net revenues, for both fiscal years 2014 and 2013. We believe our aggregate sales to Cisco Systems, Inc., when our direct sales to it are combined with indirect sales to the contract manufacturers that it utilizes, accounted for more than 10% of our net revenues, for fiscal year 2013. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top ten customers could have a material adverse effect on our business, results of operations and financial condition.
Gross margin.  Gross margin was $1,877 million for fiscal year 2014 compared to $1,198 million for fiscal year 2013, an increase of $679 million. As a percentage of net revenue, gross margin was 44% for fiscal year 2014, compared to 48% for fiscal year 2013. The increase in gross margin dollars for fiscal year 2014 compared to fiscal year 2013 was due primarily to gross margin contributions from the enterprise storage segment and ASICs added as a result of the LSI acquisition, an increase in net revenue from, and improved product mix in, our wireless communications segment, as well as additional gross margin contributions from CyOptics, which we acquired during the third quarter of fiscal year 2013. The decrease in gross margin as a percentage of revenue for fiscal year 2014 compared to fiscal year 2013 was due primarily to the charges associated with the inventory step-up to fair value, large increases in amortization of intangible assets and restructuring expense primarily related to the LSI acquisition, partially offset by improved gross margins in our wireless communications segment due to improved utilization of our internal manufacturing fabrication facility and favorable product mix.
Research and development.  Research and development expense was $695 million for fiscal year 2014, compared to $398 million for fiscal year 2013, an increase of $297 million or 75%. As a percentage of net revenue, research and development expense remained flat at 16% for fiscal year 2014, compared to fiscal year 2013. The majority of the increase, in dollars, was related to the LSI acquisition completed at the beginning of the third quarter of fiscal year 2014, as well as a $50 million increase in compensation related expense, including those associated with annual merit-based salary increases, additional headcount costs, accrued incentive compensation expense related to our employee bonus program, share-based compensation expense attributable to annual focal employee equity awards at higher grant-date fair values, and retention compensation expense primarily related to employees acquired in the CyOptics transaction. The overall dollar increase was also attributable to a $21 million increase in project expense, mainly attributable to increases in depreciation expense related to capital expenditures supporting research and development efforts and computer software expense.
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
Other income, net.  Other income, net was $14 million for fiscal year 2014 compared to other income, net of $18 million for fiscal year 2013. Other income, net for fiscal years 2014 and 2013 is primarily attributable to realized gains on sales of investments.
Provision for income taxes.  We recognized a provision for income taxes of $33 million for fiscal year 2014 compared to $16 million for fiscal year 2013. The provision for income taxes in fiscal year 2014 increased from the prior fiscal year primarily due to a change in the jurisdictional mix of income.

Segment Results
Net revenue and operating income by segment were as follows:

	Fiscal Year Ended
% of Net Revenue	November 2, 2014	November 3, 2013
Wireless communications	40%	48%
Wired infrastructure	27	30
Enterprise storage	20	—
Industrial & other	13	22
Total net revenue	100%	100%

	Fiscal Year Ended
Net Revenue	November 2, 2014	November 3, 2013	Change
	(In millions)
Wireless communications	$1,689	$1,219	$470
Wired infrastructure	1,151	744	407
Enterprise storage	867	—	867
Industrial & other	562	557	5
Total net revenue	$4,269	$2,520	$1,749

	Fiscal Year Ended
Operating income	November 2, 2014	November 3, 2013	Change
	(In millions)
Wireless communications	$658	$337	$321
Wired infrastructure	287	160	127
Enterprise storage	292	—	292
Industrial & other	246	243	3
Unallocated expenses	(1,045)	(188)	(857)
Total operating income	$438	$552	$(114)
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
Operating income from our wireless communications segment was 39% of segment revenue. Operating income increased 95%, compared with fiscal year 2013, primarily due to higher revenue and proportionately lower manufacturing costs due to higher fabrication utilization.
Wired Infrastructure. Net revenue from our wired infrastructure segment increased 55% in fiscal year 2014, compared with fiscal year 2013. The increase was primarily due to revenue contribution from the ASICs acquired from LSI and a full year of contributions from CyOptics, which was acquired in the third quarter of fiscal year 2013.
Operating income from our wired infrastructure segment was 25% of segment revenue. Operating income increased 79% compared with fiscal year 2013, primarily due to revenue increases that outpaced growth in research and development spending.

Enterprise Storage. Net revenue and operating income from our enterprise storage segment, which was 34% of segment revenue, resulted from our acquisition of LSI in May 2014.
Industrial & Other. Net revenue from our industrial & other segment increased slightly in fiscal year 2014 compared with fiscal year 2013, primarily due to the inclusion of IP licensing revenue related to LSI within the industrial & other segment.
Operating income from our industrial & other segment was 44% of segment revenue and increased slightly compared with fiscal year 2013, primarily due to the inclusion of IP licensing revenue generated from IP acquired from LSI within the industrial & other segment.
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
Our primary sources of liquidity at November 1, 2015 consisted of: (1) approximately $1,822 million in cash and cash equivalents, (2) cash we expect to generate from operations, (3) our $500 million 2014 Revolving Credit Facility, which is committed until May 6, 2019, all of which is available to be drawn, and (4) the ability to increase the aggregate term loans and revolving credit commitments capacity to $6.7 billion under the 2014 Credit Agreement, referred to as the accordion feature. Our short-term and long-term liquidity requirements primarily arise from: (i) interest, principal and commitment fees payments related to borrowings incurred to fund the acquisition of LSI, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) business acquisitions and investments we may make from time to time, (v) quarterly dividend payments (if and when declared by our Board), and (vi) funding employee benefit plan obligations. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
Our debt and liquidity needs will increase substantially following the closing of the Broadcom Transaction. We intend to finance the estimated $17 billion of cash consideration needed for Broadcom Transaction with cash on hand from both companies and $16 billion in new, fully-committed senior secured debt financing from a consortium of banks, the syndication of which is substantially complete. We also intend to refinance substantially all of our and Broadcom's existing debt, presently aggregating approximately $6 billion, with committed debt financing.
Pension Plans
We have pension plans under which we are obligated to make future contributions to fund benefits to participants. The plans provide retirement benefits under defined benefit pension plans. The projected benefit obligations under these pension plans exceeded the value of the assets of those plans by approximately $459 million at November 1, 2015. Our minimum required funding contributions to these plans for fiscal year 2016 is at least $32 million. We expect to have additional funding requirements with respect to the plans in future years. We may also choose to make additional, voluntary contributions to the plans or seek to reduce ongoing plan obligations via purchases of annuities or individual participants or beneficiary buyouts. Depending on our cash position at the time, any such contributions to our pension plans or related activities could impact our liquidity and financial position.
Share Repurchases
During fiscal years 2014 and 2013, the Company repurchased and retired 0.3 million shares for $12 million and 2.6 million shares for $95 million, respectively. The Company did not repurchase any shares in fiscal year 2015.
Share repurchases under our share repurchase programs were made in the open market at such times and in such amounts as the Company deemed appropriate.
Summary
Our cash and cash equivalents increased by $218 million to $1,822 million at November 1, 2015 from $1,604 million at November 2, 2014, primarily due to $2,318 million in cash provided by operating activities, $650 million from the sale of the Axxia Business, and $241 million from the issuance of ordinary shares pursuant to the exercise of options and purchase rights under our employee share purchase plan. Partially offsetting the increase in cash and cash equivalents was $593 million in cash paid for capital expenditures, $408 million of dividends paid to our shareholders and $394 million paid for business acquisitions completed during fiscal year 2015.
We believe that our cash and cash equivalents on hand and cash flows from operations, combined with current borrowing availability under the 2014 Revolving Credit Facility, the accordion feature in our 2014 Credit Agreement and committed debt funding relating to the pending Broadcom acquisition, provide sufficient liquidity to fund our current obligations, including the current portions of our long-term debt and interest due, our annual cash contributions to fund pension and retirement plan obligations, projected working capital requirements, capital expenditures, quarterly cash dividends (if and when declared by our Board) for at least the next 12 months. We believe that, after giving effect to the pending acquisition of Broadcom, we will have sufficient cash on hand to operate our business and satisfy our current and assumed obligations.
We anticipate that our capital expenditures for fiscal year 2016 will be higher than for fiscal year 2015, due primarily to continued spending related to ongoing capacity expansion in our Fort Collins internal fabrication facility, as well as spending on renovating and outfitting our recently purchased internal fabrication facility in Eugene, Oregon and spending on equipment to support various research and development projects.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction could require significant use of our cash and cash equivalents, or require us to borrow under our 2014 Credit Agreement or otherwise to fund the transaction. We could also reduce certain expenditures such as payment of our quarterly cash dividend. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances we may also seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service any indebtedness we may incur, including under our 2014 Credit Agreement and related 2014 Revolving Credit Facility, will depend on our ability to generate cash in the future.
We may also elect to sell additional debt or equity securities, or otherwise increase our outstanding indebtedness, for reasons other than those specified above.
The following table summarizes our cash flows for the periods indicated (in millions):

	Fiscal Year Ended
	November 1, 2015	November 2, 2014	November 3, 2013
Net cash provided by operating activities	$2,318	$1,175	$722
Net cash used in investing activities	(241)	(5,885)	(652)
Net cash provided by (used in) financing activities	(1,859)	5,329	(169)
Net increase (decrease) in cash and cash equivalents	$218	$619	$(99)
Cash Provided by and Used in Fiscal Years Ended November 1, 2015, November 2, 2014 and November 3, 2013
Operating Activities
Net cash provided by operating activities during fiscal year 2015 was $2,318 million. The net cash provided by operating activities was principally due to net income of $1,364 million, non-cash charges of $1,120 million, and by changes in operating assets and liabilities of $166 million.
Net cash provided by operating activities during fiscal year 2014 was $1,175 million. The net cash provided by operating activities was principally due to net income of $263 million, non-cash charges of $703 million, and by changes in operating assets and liabilities of $209 million.
Net cash provided by operating activities during fiscal year 2013 was $722 million. The net cash provided by operating activities was principally due to net income of $552 million, non-cash charges of $239 million, and by changes in operating assets and liabilities of $69 million.
Investing Activities
Net cash used in investing activities for fiscal year 2015 was $241 million. The net cash used in investing activities principally related to the purchases of property, plant and equipment of $593 million, primarily in connection with the expansion of our internal manufacturing facilities in Fort Collins, Colorado, and $394 million for the acquisition of Emulex, partially offset by cash proceeds of $650 million from the sale of the Axxia Business and $110 million from sales of property, plant and equipment.
Net cash used in investing activities for fiscal year 2014 was $5,885 million. The net cash used in investing activities principally related to the $5,664 million and $297 million for the acquisitions of LSI and PLX, respectively, and purchases of property, plant and equipment of $409 million in connection with the expansion of our internal manufacturing facilities in Fort

Collins, Colorado, partially offset by cash proceeds of $450 million from the sale of the Flash Business and $35 million from sales of equity investments.
Net cash used in investing activities for fiscal year 2013 was $652 million. The net cash used in investing activities principally related to $373 million for the acquisition of CyOptics and purchases of property, plant and equipment of $236 million, primarily in connection with the expansion of our internal manufacturing facilities in Fort Collins, Colorado.
Financing Activities
Net cash used in financing activities for fiscal year 2015 was $1,859 million. The net cash used in financing activities was principally due to debt repayments of $1,817 million and $408 million of dividends to shareholders, partially offset by $241 million received from the exercises of options and purchases of our ordinary shares by employees under our ESPP and an excess tax benefit of $125 million.
Net cash provided by financing activities for fiscal year 2014 was $5,329 million. The net cash provided by financing activities was principally due to $4.6 billion from Term Loans under the 2014 Credit Agreement and $1 billion from the issuance of our Convertible Notes, as well as $124 million from the exercises of options, and purchases of our ordinary shares by employees under our ESPP and an excess tax benefit of $39 million. Cash provided by financing activities was partially offset by $284 million of dividends to shareholders, $124 million paid for debt issuance costs and $12 million to repurchase and cancel 0.3 million ordinary shares under our 2013 share repurchase program.
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
Balance Sheet Movements between November 1, 2015 and November 2, 2014
Accounts receivable increased to $1,019 million at the end of fiscal year 2015 from $782 million at the end of fiscal year 2014. Accounts receivable days sales outstanding increased to 50 days at November 1, 2015 from 45 days at November 2, 2014, primarily due to timing of collections and linearity of revenue. The increase in accounts receivable dollars is also partially attributable to the acquisition of Emulex.
Inventory increased to $524 million at the end of fiscal year 2015 from $519 million at the end of fiscal year 2014. The number of days of inventory on hand decreased to 67 days at November 1, 2015 from 69 days at November 2, 2014. The increase in inventory dollars despite fewer days on hand was due primarily to the inclusion of Emulex inventory.
Assets-held-for-sale decreased to $22 million from the end of fiscal year 2014 due primarily to the sale of the Axxia Business that closed in fiscal year 2015.
Other current assets increased to $388 million at the end of fiscal year 2015 from $302 million at the end of fiscal year 2014 primarily due to a $46 million increase in deferred income tax assets and a $46 million increase in value added tax receivable, partially offset by a $17 million decrease in other receivables.
Accounts payable increased to $617 million at the end of fiscal year 2015 from $515 million at the end of fiscal year 2014 due to timing of disbursements, a higher volume of purchases to support the current year increase in revenue, and the acquisition of Emulex.
Employee compensation and benefits increased to $250 million at the end of fiscal year 2015 from $219 million at the end of fiscal year 2014, mainly due to the acquisition of Emulex and strong fiscal year 2015 performance levels under our employee bonus program, and increased headcount, primarily from acquisitions.
Other current liabilities decreased to $206 million at the end of fiscal year 2015 from $236 million at the end of fiscal year 2014, primarily due to a $26 million decrease in accrued liabilities, a $21 million decrease in deferred revenue, a $20 million decrease in deferred tax liabilities and other tax payables, and a $10 million decrease in restructuring accruals, partially offset by a $42 million increase in our value added tax payable, and the acquisition of Emulex.
Other long-term assets increased to $406 million at the end of fiscal year 2015 from $285 million at the end of fiscal year 2014 mainly due to a $199 million increase in long-term tax-related assets, partially offset by a $37 million decrease in receivables related to IP licensing, a $27 million decrease in debt issuance costs related to our Term Loans and our 2014 Revolving Credit Facility.
Other long-term liabilities increased to $381 million at the end of fiscal year 2015 from $263 million at the end of fiscal year 2014, mainly due to a $106 million increase in accrued tax liabilities, including deferred tax liabilities and other tax reserves, and the acquisition of Emulex.

Indebtedness
Term Loans and Revolving Credit Facility
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
In March 2015, we made a $593 million principal prepayment on the Term Loans and, as a result, we wrote-off $13 million of debt issuance costs to other income, net in the consolidated statements of operations.
As of November 1, 2015, the outstanding balance of Term Loans was $3,949 million, with an effective interest rate of 4.15%. As of November 1, 2015, there were no borrowings outstanding under the 2014 Revolving Credit Facility and outstanding letters of credit were not material. We were in compliance with the covenants described in the 2014 Credit Agreement as of November 1, 2015.
Convertible Senior Notes
On May 6, 2014, the Company completed the private placement of $1 billion in aggregate principal amount of our Convertible Notes. The Convertible Notes were the Company’s unsecured senior obligations. Interest was payable on the Convertible Notes, semi-annually in arrears, at a rate of 2.0% per year, and the Convertible Notes were scheduled to mature on August 15, 2021. Pursuant to the indenture related to the Convertible Notes, or the Indenture, upon conversion, the Convertible Notes could be settled in our ordinary shares, in cash or in a combination of cash and ordinary shares, at the Company’s option.
On June 1, 2015, the holders of all the outstanding Convertible Notes submitted to the Company conversion notices exercising their right to convert all of the outstanding Convertible Notes. The Company satisfied its resulting conversion obligation of $2.8 billion, by paying an aggregate of $1 billion in cash, representing the principal amount of the Convertible Notes, and delivering an aggregate of 13.8 million ordinary shares, pursuant to the terms of the Indenture. The Company recognized an immaterial gain related to the conversion of the Convertible Notes. See "Note 7. Borrowings" in Part II, Item 8 of this Annual Report on Form 10-K for more information on the conversion.
Contractual Commitments
Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, and timing of payments. As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.
The following table sets forth our contractual obligations and commitments as of November 1, 2015 for the fiscal periods noted (in millions):

			Fiscal Year
	Total	2016	2017 to 2018	2019 to 2020	Thereafter
Debt principal, interest and fees(1)	$4,777	$198	$390	$380	$3,809
Purchase commitments(2)	$337	$334	$3	$—	$—
Other contractual commitments(3)	$142	$52	$75	$15	$—
Operating lease obligations(4)	$167	$31	$47	$29	$60
Pension plan contributions(5)	$32	$32	$—	$—	$—
_______________________________________

(1)	Represents principal, interest and commitment fees payable on borrowings and credit facilities under the 2014 Credit Agreement.

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

We also make capital expenditures from a variety of vendors in connection with the expansion of our Fort Collins, Colorado internal fabrication facility. These purchases are typically conducted on a purchase order basis and the amount shown in the table includes $113 million of cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of November 1, 2015.
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

(5)
Represents our planned minimum contributions to pension plans assumed by us in connection with the LSI acquisition. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, legislative changes and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans within a year. Because any contributions for fiscal year 2017 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for fiscal year 2017 and beyond in the above table. See Note 6 to our consolidated financial statements in Item 8.

Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at November 1, 2015, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $317 million of unrecognized tax benefits and accrued interest classified as long-term income tax payable on our consolidated balance sheet as of November 1, 2015 have been excluded from the contractual obligations table above. In addition, the table above does not reflect increased debt obligations, increased interest expense, or ticking fees of approximately $47 million, associated with the debt we expect to incur in connection with the closing of the Broadcom Transaction.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at November 1, 2015 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Foreign Currency Derivative Instruments
We enter into foreign exchange forward contracts to hedge a portion of our exposures resulting from the changes in the exchange rates due to our global operating and financing activities. As of November 1, 2015, there were no foreign exchange forward contracts outstanding. The impact of derivative instruments is immaterial to our consolidated financial statements for all periods presented. Net losses from foreign currency transactions were not material to our consolidated financial statements for any period presented.
In connection with the funding of the Broadcom Transaction, we intend to incur a portion of the debt to fund the Broadcom Transaction that will be denominated in Euros, which will create a material exposure to movements in the Euro/U.S. Dollar exchange rate. It is likely we will hedge this risk at or before the closing of the Broadcom Transaction.
Interest Rate Risk
At November 1, 2015, we had $3,949 million of Term Loans outstanding under our 2014 Credit Agreement, with an applicable interest rate that is based on a floating rate index. A hypothetical 1.0% increase in the applicable interest rate would increase the interest expense on our outstanding Term Loans for the next 12 months by $39 million.
All of the debt we expect to incur in connection with the Broadcom Transaction will bear interest based on floating rate indices.

European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also mitigate collection risks from our customers by performing regular credit evaluations of our customers' financial condition and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of November 1, 2015, we do not believe that we have any material direct or indirect exposure to the European financial markets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVAGO TECHNOLOGIES LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avago Technologies Limited:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Avago Technologies Limited and its subsidiaries at November 1, 2015 and November 2, 2014, and the results of their operations and their cash flows for each of the three years in the period ended November 1, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 1, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Emulex Corporation from its assessment of internal control over financial reporting as of November 1, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded Emulex Corporation from our audit of internal control over financial reporting. The total assets of this acquisition are 2% and total revenues represent 3% of the related consolidated financial statement amounts as of and for the year ended November 1, 2015.

/s/ PricewaterhouseCoopers LLP
San Jose, California
December 17, 2015

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED BALANCE SHEETS

	November 1, 2015	November 2, 2014
	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,822	$1,604
Trade accounts receivable, net	1,019	782
Inventory	524	519
Assets held-for-sale	22	628
Other current assets	388	302
Total current assets	3,775	3,835
Property, plant and equipment, net	1,460	1,158
Goodwill	1,674	1,596
Intangible assets, net	3,277	3,617
Other long-term assets	406	285
Total assets	$10,592	$10,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$617	$515
Employee compensation and benefits	250	219
Other current liabilities	206	236
Current portion of long-term debt	46	46
Total current liabilities	1,119	1,016
Long-term liabilities:
Long-term debt	3,903	4,543
Convertible notes payable to related party - non-current	—	920
Pension and post-retirement benefit obligations	475	506
Other long-term liabilities	381	263
Total liabilities	5,878	7,248
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, no par value; 276,259,120 shares and 254,330,630 shares issued and outstanding on November 1, 2015 and November 2, 2014, respectively	2,547	2,009
Retained earnings	2,240	1,284
Accumulated other comprehensive loss	(73)	(50)
Total shareholders’ equity	4,714	3,243
Total liabilities and shareholders’ equity	$10,592	$10,491

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	November 1, 2015	November 2, 2014	November 3, 2013
	(In millions, except per share data)
Net revenue	$6,824	$4,269	$2,520
Cost of products sold:
Cost of products sold	2,780	2,121	1,260
Amortization of intangible assets	484	249	61
Restructuring charges	7	22	1
Total cost of products sold	3,271	2,392	1,322
Gross margin	3,553	1,877	1,198
Research and development	1,049	695	398
Selling, general and administrative	486	407	222
Amortization of intangible assets	249	197	24
Restructuring and asset impairment charges	137	140	2
Total operating expenses	1,921	1,439	646
Operating income	1,632	438	552
Interest expense	(191)	(110)	(2)
Other income, net	26	14	18
Income from continuing operations before income taxes	1,467	342	568
Provision for income taxes	76	33	16
Income from continuing operations	1,391	309	552
Loss from discontinued operations, net of income taxes	(27)	(46)	—
Net income	$1,364	$263	$552

Basic income per share:
Income per share from continuing operations	$5.27	$1.23	$2.23
Loss per share from discontinued operations, net of income taxes	$(0.10)	$(0.18)	$—
Net income per share	$5.17	$1.05	$2.23

Diluted income per share:
Income per share from continuing operations	$4.95	$1.16	$2.19
Loss per share from discontinued operations, net of income taxes	$(0.10)	$(0.17)	$—
Net income per share	$4.85	$0.99	$2.19

Weighted-average shares:
Basic	264	251	247
Diluted	281	267	252

Cash dividends declared and paid per share	$1.55	$1.13	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	November 1, 2015	November 2, 2014	November 3, 2013
	(In millions)
Net income	$1,364	$263	$552
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on post-retirement plans and defined benefit pension plans and impact on plan amendment	(24)	(41)	8
Reclassification to net income	1	(3)	—
Change in net unrealized loss on available-for-sale securities	—	—	(3)
Other comprehensive (loss) income	(23)	(44)	5
Comprehensive income	$1,341	$219	$557

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	November 1, 2015	November 2, 2014	November 3, 2013
	(In millions)
Cash flows from operating activities:
Net income	$1,364	$263	$552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	962	625	187
Amortization of debt issuance costs and accretion of debt discount	22	14	1
Share-based compensation	232	163	77
Tax benefits from share-based compensation	130	42	25
Excess tax benefits from share-based compensation	(125)	(39)	(17)
Non-cash portion of restructuring and asset impairment charges	77	9	—
Loss (gain) on sale of businesses	14	(18)	—
Deferred taxes	(220)	(92)	(22)
Other	28	(1)	(12)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(187)	(70)	(26)
Inventory	62	193	(55)
Accounts payable	29	13	22
Employee compensation and benefits	8	20	32
Other current assets and current liabilities	(118)	219	(43)
Other long-term assets and long-term liabilities	40	(166)	1
Net cash provided by operating activities	2,318	1,175	722
Cash flows from investing activities:
Proceeds from sales of businesses	650	450	—
Acquisitions of businesses, net of cash acquired	(394)	(5,961)	(414)
Purchases of property, plant and equipment	(593)	(409)	(236)
Proceeds from disposals of property, plant and equipment	110	—	—
Purchases of investments	(14)	—	(15)
Proceeds from sale of investments	—	35	13
Net cash used in investing activities	(241)	(5,885)	(652)
Cash flows from financing activities:
Debt repayments	(1,639)	(12)	—
Payment of assumed debt	(178)	—	—
Proceeds from term loan borrowings	—	4,600	—
Proceeds from issuance of convertible senior notes	—	1,000	—
Debt issuance costs	—	(124)	(2)
Dividend payments to shareholders	(408)	(284)	(198)
Issuance of ordinary shares	241	124	101
Repurchase of ordinary shares	—	(12)	(95)
Excess tax benefits from share-based compensation	125	39	17
Other	—	(2)	8
Net cash (used in) provided by financing activities	(1,859)	5,329	(169)
Net change in cash and cash equivalents	218	619	(99)
Cash and cash equivalents at the beginning of year	1,604	985	1,084
Cash and cash equivalents at end of year	$1,822	$1,604	$985
Supplemental disclosure of cash flow information:
Cash paid for interest	$172	$78	$1
Cash paid for income taxes, net of refunds	$138	$23	$6
The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(In millions, except share amounts)
Balance as of October 28, 2012	245,477,491	$1,479	$951	$(11)	$2,419
Issuance of ordinary shares in connection with equity incentive plans	6,198,818	101	—	—	101
Repurchase of ordinary shares	(2,576,131)	(95)	—	—	(95)
Share-based compensation	—	77	—	—	77
Tax benefits from share-based compensation	—	25	—	—	25
Cash dividends paid to shareholders	—	—	(198)	—	(198)
Changes in accumulated other comprehensive income (loss):
Change in unrealized gain on available-for-sale investment	—	—	—	(3)	(3)
Actuarial gains and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	8	8
Net income	—	—	552	—	552
Balance as of November 3, 2013	249,100,178	1,587	1,305	(6)	2,886
Issuance of ordinary shares in connection with equity incentive plans	5,500,259	124	—	—	124
Repurchase of ordinary shares	(269,807)	(12)	—	—	(12)
Share-based compensation	—	163	—	—	163
Tax benefits from share-based compensation	—	42	—	—	42
Cash dividends paid to shareholders	—	—	(284)	—	(284)
Convertible debt conversion feature	—	85	—	—	85
Fair value of partially vested equity awards assumed in connection with acquisition	—	20	—	—	20
Changes in accumulated other comprehensive income (loss):
Actuarial losses and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	(44)	(44)
Net income	—	—	263	—	263
Balance as of November 2, 2014	254,330,630	2,009	1,284	(50)	3,243
Issuance of ordinary shares in connection with equity incentive plans	8,168,423	241	—	—	241
Share-based compensation	—	237	—	—	237
Tax benefits from share-based compensation	—	130	—	—	130
Cash dividends paid to shareholders	—	—	(408)	—	(408)
Issuance of ordinary shares upon conversion of Convertible Notes	13,760,067	(75)	—	—	(75)
Fair value of partially vested equity awards assumed in connection with acquisition	—	5	—	—	5
Changes in accumulated other comprehensive income (loss):
Actuarial losses and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	(23)	(23)
Net income	—	—	1,364	—	1,364
Balance as of November 1, 2015	276,259,120	$2,547	$2,240	$(73)	$4,714

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview
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
During fiscal years 2015, 2014 and 2013 we made several acquisitions to enhance our competitive position. In fiscal year 2015, we acquired Emulex Corporation, or Emulex, for a purchase price of $587 million. In fiscal year 2014, we acquired PLX Technology, Inc., or PLX, for $308 million. During fiscal year 2014, we also acquired LSI Corporation, or LSI, a company that provides high-performance storage and networking semiconductors used in hard disk drives, solid state drives, communication systems, computer servers, storage systems and personal computers, for a purchase price of $6,518 million. In fiscal year 2013, we acquired CyOptics, Inc., or CyOptics, for a purchase price of $377 million.
In connection with these acquisitions, we disposed of components of these businesses that were not aligned with our strategic objectives. In fiscal year 2015, we sold Emulex's network visibility products business, referred to as Endace, for an immaterial amount. During fiscal year 2015, we also sold LSI’s Axxia Networking Business and related assets, or the Axxia Business, to Intel Corporation, or Intel, for $650 million. In fiscal year 2014, we sold LSI's Flash Components Division and Accelerated Solutions Division, or the Flash Business, to Seagate Technology LLC, or Seagate, for $450 million.
On May 28, 2015, we entered into an Agreement and Plan of Merger, or the Broadcom Agreement, by and among Broadcom Corporation, or Broadcom, Pavonia Limited, a limited company incorporated under the laws of the Republic of Singapore, or Holdco, Safari Cayman L.P., an exempted limited partnership formed under the laws of the Cayman Islands and a direct wholly-owned subsidiary of Holdco, or the Partnership, Avago Technologies Cayman Holdings Ltd., an exempted company incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of the Partnership, or Intermediate Holdco, Avago Technologies Cayman Finance Limited, an exempted company incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of Intermediate Holdco, or Finance Holdco, Buffalo CS Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Finance Holdco, and Buffalo UT Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Finance Holdco, which provides for a proposed business combination transaction between us and Broadcom, or the Broadcom Transaction. This pending transaction is discussed in further detail in Note 3. "Acquisitions and Investments."
The consolidated financial statements include the results of operations of Emulex, PLX, LSI, CyOptics and other acquisitions commencing as of their respective acquisition dates. The results of operations for the Endace, Axxia and Flash Businesses are presented as discontinued operations in our consolidated statements of operations.

2.	Summary of Significant Accounting Policies
Basis of presentation. We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ended November 1, 2015, or fiscal year 2015, was a 52-week fiscal year. The first quarter of our fiscal year 2015 ended on February 1, 2015, the second quarter ended on May 3, 2015 and the third quarter ended on August 2, 2015. Our fiscal year ended November 2, 2014, or fiscal year 2014, was a 52-week fiscal year. Our fiscal year ended November 3, 2013, or fiscal year 2013, was a 53-week fiscal year, with the first fiscal quarter containing 14 weeks.
Our consolidated financial statements include the accounts of Avago and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements and notes to the consolidated financial statements for the prior years have been reclassified to conform to the fiscal year 2015 presentation.
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
Cash and cash equivalents.  We consider all highly liquid investment securities with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. We determine the appropriate classification of our cash and cash equivalents at the time of purchase. Cash equivalents included $490 million and $589 million of time deposits as of November 1, 2015 and November 2, 2014, respectively. As of November 1, 2015 and November 2, 2014, cash equivalents also included $100 million and $393 million of money-market funds, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds as of November 1, 2015 and November 2, 2014 is determined using unadjusted prices in active, accessible markets for identical assets, as such they are classified as Level 1 assets, as defined within "Fair value measurement" in this note below.
Trade accounts receivable, net.  Trade accounts receivable are recognized at the invoiced amount and do not bear interest. Accounts receivable are reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer-specific experience and the aging of such receivables, among other factors. Allowances for doubtful accounts were $3 million and $2 million as of November 1, 2015 and November 2, 2014, respectively. Accounts receivable are also recognized net of sales returns and distributor allowances. These amounts are recognized when it is both probable and estimable that discounts will be granted or products will be returned. Allowances for sales returns and distributor allowances at November 1, 2015 and November 2, 2014 were $72 million and $63 million, respectively.
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
We sell our products through our direct sales force, distributors and manufacturers representatives. One direct customer accounted for 33% and 30% of our net accounts receivable balance at November 1, 2015 and November 2, 2014, respectively. One direct customer represented 24%, 20% and 18% of our net revenue in fiscal years 2015, 2014 and 2013, respectively. The majority of the revenue from this customer was included in our wireless communications segment.
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
At the time of purchase, we classify investments in marketable equity or debt securities, including warrants to acquire such securities, as held by us, as available-for-sale securities or trading securities. These investments are presented on the consolidated balance sheets at fair value. Unrealized gains and losses on available-for-sale securities are included as a separate component of accumulated other comprehensive income (loss). Unrealized gains and losses on trading securities are included in current operating results in other income, net. Pre-tax realized gains and losses on marketable equity or debt securities sold are determined based on the specific identification method and are included in current operating results in other income, net.

At November 1, 2015, we had $21 million and $27 million of investments included in current and other long-term assets, respectively. At November 2, 2014, we had $24 million and $28 million of investments included in current and other long-term assets, respectively.
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
The U.S. discount rates are based on the results of matching expected plan benefit payments with cash flows from a hypothetical yield curve constructed with high-quality corporate bond yields. We base the salary increase assumptions on historical experience and future expectations. In developing the expected rate of return, we consider long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocation among debt, equity securities and other investments.
Derivative instruments.  We are subject to foreign currency risks for transactions denominated in foreign currencies, primarily the Singapore Dollar, Malaysian Ringgit, Euro and Japanese Yen. Therefore, we enter into foreign exchange forward contracts to manage financial exposures resulting from the changes in the exchange rates of these foreign currencies. These contracts are designated at inception as hedges of the related foreign currency exposures, which include committed and forecasted revenue and expense transactions that are denominated in currencies other than the functional currency of the subsidiary which has the exposure. We exclude time value from the measurement of effectiveness. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies; our hedging contracts generally mature within three months. We do not use derivative financial instruments for speculative or trading purposes.
We designate our forward contracts as either cash flow or fair value hedges. All derivatives are recognized on the consolidated balance sheets at their fair values. For derivative instruments that are designated and qualify as fair value hedges, changes in value of the instruments are recognized in income in the current period. Such hedges are recognized in net income and are offset by the changes in fair value of the underlying assets or liabilities being hedged. For derivative instruments that are designated and qualify as cash flow hedges, changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss), a component of shareholders’ equity. These amounts are then reclassified and recognized in net income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Changes in the fair value of the ineffective portion of derivative instruments are recognized in net income in the current period, which have not been significant to date. The impact of derivative instruments is immaterial to our consolidated financial statements for all periods presented.
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
Goodwill.  Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. To review the impairment we first assess qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is not more likely than not that the fair value of any of our reporting units is less than its carrying amount, no further assessment is performed. If we determine that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value. If the fair value of the reporting unit is greater than its net book value, there is no impairment. Otherwise, we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit. The implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.
Long-lived assets. Purchased finite-lived intangible assets are carried at cost less accumulated amortization. Amortization is recognized over the periods during which the intangible assets are expected to contribute to our cash flows. Purchased in-process research and development, or IPR&D, projects are capitalized at fair value as an indefinite lived intangible asset and assessed for impairment thereafter. Upon completion of each underlying project, IPR&D assets are reclassified as an amortizable purchased intangible asset and amortized over their estimated useful lives. If an IPR&D project is abandoned, we recognize the carrying value of the related intangible asset in our consolidated statements of operations in the period it is abandoned. On a quarterly basis, we monitor factors and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, and property, plant and equipment, may not be recoverable. Factors we consider important which could trigger an impairment review include (i) significant under-performance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and (iii) significant negative industry or economic trends. An impairment loss must be measured if the sum of the expected future cash flows (undiscounted and before interest) from the use and eventual disposition of the asset (or asset group) is less than the net book value of the asset (or asset group). The amount of the impairment loss will generally be measured as the difference between the net book value of the asset (or asset group) and the estimated fair value. There was no impairment of long-lived assets including purchased intangible assets for the periods presented.
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
The following table summarizes the changes in accrued warranty (in millions):

Balance as of November 3, 2013 — included in other current liabilities	$2
Liabilities assumed in acquisitions	11
Warranty release to cost of products sold	(4)
Utilized	(1)
Balance as of November 2, 2014 — included in other current liabilities	8
Liabilities assumed in acquisitions	3
Warranty provision in cost of products sold	6
Utilized	(1)
Balance as of November 1, 2015 — included in other current liabilities	$16
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
Share-based compensation expense.  Share-based compensation expense is measured at the grant date, based on the estimated fair values of the awards, net of estimated forfeitures. We use the Black-Scholes option pricing model to determine the estimated fair value for time-based options and employee share purchase plan rights and amortize the share-based compensation expense under the straight-line amortization method over the vesting period. We use the Monte Carlo simulation method to determine the estimated fair value for share price performance, or market-based, awards and amortize the share-based compensation expense under the graded vesting method over the service period. We recognize a benefit from share-based compensation in shareholders' equity if an incremental tax benefit is realized by following the ordering provisions of the tax law.
Shipping and handling costs.  Our shipping and handling costs charged to customers are included in net revenue and the associated expense is included in cost of products sold in the consolidated statements of operations for all periods presented.
Advertising.  Advertising costs are expensed as incurred and included within selling, general and administrative expense. Advertising costs were not material for fiscal years 2015, 2014 or 2013.
Litigation and settlement cost. We are involved in legal actions and other matters arising in our recent business acquisitions and in the normal course of business. We recognize an estimated loss contingency when the outcome is probable prior to issuance of the consolidated financial statements and we are able to reasonably estimate the amount or range of any possible loss.
Taxes on income.  We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
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
We account for uncertainty in income taxes in accordance with the applicable accounting guidance on income taxes. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.
Net income per share. Basic net income per share is computed using the weighted-average number of ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of ordinary shares and potentially dilutive share equivalents outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money options, restricted share units, or RSUs, employee share purchase rights under the Avago Technologies Limited Employee Share Purchase Plan, or ESPP, (collectively referred to as equity awards) and the 2% Convertible Senior Notes issued by Avago Technologies Limited, or the Convertible Notes. The dilutive effect of equity awards is calculated based on the average share price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising share options and to purchase shares under the ESPP, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recognized when equity awards become deductible for income tax purposes are collectively assumed to be used to repurchase ordinary shares.
The dilutive effect of the Convertible Notes was calculated using the treasury stock method based on our assumption that the Convertible Notes would be settled in cash. The treasury stock method assumed that the carrying value of the Convertible Notes represented proceeds, since settlement of the Convertible Notes tendered for conversion could be settled with cash, ordinary shares or a combination of both at our option. During fiscal year 2015, the Convertible Notes were converted in full and settled with a combination of cash and 13.8 million of our ordinary shares. The incremental ordinary shares attributable to the conversion were a component of diluted shares for the period prior to the settlement and a component of basic weighted-average shares outstanding subsequent to the conversion.
There were no material antidilutive equity awards for fiscal year 2015. Diluted net income per share for fiscal years 2014 and 2013 excluded the potentially dilutive effect of weighted-average outstanding equity awards (options, RSUs, and ESPP rights) to purchase 1 million and 2 million ordinary shares, respectively, as their effect was antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in millions, except per share data):

	Fiscal Year
	2015	2014	2013
Net income (Numerator):
Income from continuing operations	$1,391	$309	$552
Loss from discontinued operations, net of income taxes	(27)	(46)	—
Net income	$1,364	$263	$552

Shares (Denominator):
Basic weighted-average ordinary shares outstanding	264	251	247
Add incremental shares for:
Dilutive effect of share options, RSUs and ESPP rights	9	8	5
Dilutive effect of Convertible Notes	8	8	—
Shares used in diluted computation	281	267	252

Basic income per share:
Income per share from continuing operations	$5.27	$1.23	$2.23
Loss per share from discontinued operations, net of income taxes	(0.10)	(0.18)	—
Net income per share	$5.17	$1.05	$2.23

Diluted income per share:
Income per share from continuing operations	$4.95	$1.16	$2.19
Loss per share from discontinued operations, net of income taxes	(0.10)	(0.17)	—
Net income per share	$4.85	$0.99	$2.19
Recently Adopted Accounting Guidance
In fiscal year 2015, we adopted guidance that raises the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. The impact on presentation of our results of operations, disclosures of discontinued operations and disposals of individually significant components are reflected in our consolidated financial statements presented herein and did not have a material impact on our consolidated results of operations.
In fiscal year 2015, we adopted guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss or a tax credit carryforward exists and certain criteria are met. The adoption of this guidance did not have a material impact on our consolidated balance sheets.
Recent Accounting Guidance Not Yet Adopted
In November 2015, the Financial Accounting Standards Board, or FASB, issued authoritative guidance that simplifies the presentation of deferred tax assets and liabilities in a classified balance sheet. This guidance eliminates the current requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as non-current. This guidance will be effective for the first quarter of our fiscal year 2018, with early application permitted. We plan to early adopt this guidance in the first quarter of fiscal year 2016. As of November 1, 2015, we have approximately $116 million of net current deferred tax assets that will be classified as long-term upon adoption.
In September 2015, the FASB issued authoritative guidance that requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance also requires disclosure of the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the adjustment to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance will be effective for the first quarter of our fiscal year 2017. We are currently evaluating the impact that this guidance will have on our financial condition and results of operations.

In August 2015, the FASB deferred the effective date of the authoritative guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This guidance will become effective for the first quarter of our fiscal year 2019. Early adoption is permitted, but not before the first quarter of our fiscal year 2018. The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method and are currently evaluating the impact of this guidance on our consolidated financial statements.
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

3.	Acquisitions and Investments
Acquisition Summary
On May 5, 2015, we acquired Emulex for a purchase price of $587 million. On October 31, 2015, we sold Emulex's network visibility products business, Endace, for an immaterial amount.
On May 6, 2014, we acquired LSI for a purchase price of $6,518 million. On September 2, 2014, we sold LSI's Flash Business to Seagate for $450 million. On November 18, 2014, we sold LSI’s Axxia Business to Intel for $650 million.
In August 2014, we acquired PLX for a purchase price of $308 million. On June 28, 2013, we acquired CyOptics, Inc., or CyOptics for a purchase price of $377 million. In addition, in each of fiscal years 2014 and 2013, we made one additional acquisition that was immaterial to our consolidated results of operations.
The consolidated financial statements include the results of operations of Emulex, LSI, PLX, CyOptics and other acquisitions commencing as of their respective acquisition dates. The results of operations for the Endace, Axxia and Flash Businesses are presented as discontinued operations in our consolidated statements of operations. The assets of the Axxia Business were presented as assets held-for-sale on the consolidated balance sheet as of November 2, 2014.
Unaudited pro forma financial information for the Emulex, LSI, PLX and CyOptics acquisitions are presented below. Acquisition related transaction costs such as legal, accounting and other related expense were presented primarily as a component of selling, general and administrative expense in our consolidated statements of operations. During fiscal years 2015, 2014 and 2013, we incurred $26 million, $35 million and $5 million, respectively, in transaction costs related to acquisitions.
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

Customer relationships represent the fair value of future projected revenue that is expected to be derived from sales of products to existing customers of our acquired companies. Customer relationships were valued using the with-and-without-method under the income approach. In this method, the fair value is measured by the difference between the present values of the cash flows from the sale with and without the existing customers in place over the period of time necessary to reacquire the customers. The method involves a comparison of the cash flows assuming the customer relationships were in place to cash flows that would be generated if the customer relationships were newly created. The economic useful life was determined based on historical customer turnover rates and the estimated period required to newly develop a similar customer revenue base.
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
Emulex
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
We allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition. During the fourth quarter of fiscal year 2015, we made adjustments to certain tax balances during the measurement period, resulting in an adjustment to goodwill. As additional information becomes available, we may further revise our preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.

Our preliminary allocation of the purchase price, net of cash acquired, is as follows (in millions):

Trade accounts receivable	$50
Inventory	61
Assets held-for-sale	83
Other current assets	7
Property, plant and equipment	28
Goodwill	83
Intangible assets	388
Other long-term assets	14
Accounts payable	(36)
Employee compensation and benefits	(20)
Other current liabilities	(15)
Long-term debt	(178)
Other long-term liabilities	(66)
Fair value of net assets acquired	$399
Goodwill reflected the value of the skilled assembled workforce, sales growth from future new product offerings and services, and the anticipated company-specific synergies that would result from this acquisition. Goodwill is not deductible for tax purposes.
The assets held-for-sale included the former Emulex headquarters and Endace. In September 2015, we sold the Emulex headquarters for $47 million. We sold Endace on October 31, 2015 for an immaterial amount, resulting in a loss on sale of $28 million reported in discontinued operations.
As a result of the acquisition of Emulex, all $175 million aggregate principal amount of Emulex's 1.75% Convertible Senior Notes due November 15, 2018, or Emulex Notes, became convertible at an increased conversion rate under the make-whole fundamental change provision of the Emulex Notes. Subsequent to the closing of the acquisition, we redeemed all of the Emulex Notes, resulting in cash payments of $178 million.
Our results of continuing operations for fiscal year 2015 include $181 million of net revenue attributable to Emulex after May 5, 2015. It is impracticable to determine the effect on net income resulting from the Emulex acquisition for fiscal year 2015, as the Company immediately integrated Emulex into its ongoing operations.
Intangible Assets
Identified intangible assets acquired consisted of the following:

	Fair Value (in millions)	Estimated Useful Lives (in years)
Developed technology	$227	4
Customer relationships	131	9
Trade names	10	5
Customer order backlog	5	<1
Total identified finite-lived intangible assets	373
In-process research and development	15
Total identified intangible assets	$388
Developed technology represents technologies in the Fibre Channel and Ethernet product categories that had attained technological feasibility. Customer relationships represent the existing relationships in the network connectivity product lines in the original equipment manufacturer, or OEM, Government and distributor channels.

The following table summarizes the details of the IPR&D projects as of acquisition ($ in millions):

Description	IPR&D	Discount Rate	Percentage of Completion	Estimated Cost to Complete	Expected Release Date (by fiscal year)
Fibre Channel product	$7	24%	33%	$26	2016
Ethernet product	$8	26%	48%	$7	2015
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Emulex had been acquired as of the beginning of fiscal year 2014. The pro forma information excludes results of operations of Endace and includes adjustments primarily for amortization of intangible assets acquired, depreciation of property, plant and equipment acquired, the purchase accounting effect on inventory acquired, share-based compensation expense related to assumed equity awards, restructuring charges in connection with the acquisition and acquisition costs. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2014 or of the results of future operations of the combined business. Consequently, actual results differ from the unaudited pro forma information presented below (in millions, except for per share amounts):

	Fiscal Year
	2015	2014
Pro forma net revenue	$7,018	$4,676
Pro forma income from continuing operations	$1,413	$143
Pro forma income per share from continuing operations - basic	$5.35	$0.57
Pro forma income per share from continuing operations - diluted	$5.03	$0.54
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
In connection with the LSI acquisition, we assumed stock options and RSUs, originally granted by LSI, and converted them into Avago share options and RSUs. The portion of the fair value of partially vested equity awards associated with prior service of LSI employees represents a component of the total consideration for the LSI acquisition, as presented above. Stock options assumed were valued using the Black-Scholes option pricing model based on the exercise behavior of Avago's employees. RSUs were valued based on Avago’s stock price as of the acquisition date.
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

Our allocation of the purchase price, net of cash acquired, is as follows (in millions):

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

LSI's IPR&D projects as of acquisition were as follows ($ in millions):

Description	IPR&D	Percentage of Completion	Estimated Cost to Complete		Expected Release Date (by fiscal year)
SAS controllers for enterprise storage systems	$97	17%	$251	(a)	2016
High speed mix signal transceivers for enterprise and client HDD storage systems - Gen2 and Gen3	$18	63% and 25%	$34		2015 and 2017
_________________________________
(a) As of November 1, 2015, the project was 70% complete and the estimated cost to complete the project was $48 million.
In addition, $71 million of LSI's Axxia IPR&D was sold to Intel in connection with the Axxia Business sale on November 18, 2014. A discount rate of 14.5% was applied to the projected cash flows to reflect the risk related to these IPR&D projects in determining their fair values. The discount rate represents a premium of 1% over the weighted-average cost of capital to reflect the higher risk and uncertainty of the cash flows for IPR&D relative to the overall business.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the fiscal years presented, as if LSI had been acquired as of the beginning of fiscal year 2013. The pro forma information excludes results of operations of LSI's Flash Business and Axxia Business and includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to share-based compensation expense and interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges in connection with the acquisition and acquisition costs. The pro forma results for fiscal year 2013 also include amortization of the purchase accounting effect on inventory acquired from LSI. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the merger actually occurred at the beginning of fiscal year 2013 or of the results of future operations of the combined business. Consequently, actual results differ from the unaudited pro forma information presented below (in millions, except for per share amounts):

	Fiscal Year
	2014	2013
Pro forma net revenue	$5,277	$4,556
Pro forma income (loss) from continuing operations	$533	$(359)
Pro forma income (loss) per share from continuing operations - basic	$2.12	$(1.45)
Pro forma income (loss) per share from continuing operations - diluted	$1.95	$(1.45)
PLX
On August 12, 2014, we acquired PLX, a provider of PCI Express, or PCIe, semiconductor and software connectivity solutions. We acquired PLX to broaden our portfolio to better serve the enterprise storage and networking end markets. Total consideration consisted of the following (in millions):

Cash paid to PLX stockholders	$299
Cash paid for options and restricted stock units	9
Total purchase price	308
Less: cash acquired	11
Total purchase price, net of cash acquired	$297

Our allocation of the purchase price, net of cash acquired, is as follows (in millions):

Fair Value
Trade accounts receivable	$12
Inventory	25
Assets held-for-sale(1)	26
Other current assets	4
Property, plant and equipment	7
Goodwill	75
Intangible assets	191
Accounts payable	(5)
Employee compensation and benefits	(4)
Other current liabilities	(6)
Other long-term liabilities	(28)
Fair value of net assets acquired	$297
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
PLX IPR&D consists of a PCI Express Gen 3 switch with enhanced features to mimic Ethernet and Infiniband products and increase the scope of the fabric. The following table summarizes the details of the IPR&D project as of acquisition ($ in millions):

Project Name	IPR&D	Discount Rate	Percentage of Completion	Estimated Cost to Complete	Expected Release Date (by fiscal year)
PCI ExpressFabric platform for PCIe solid state drives and extension of PCIe use	$29	21.3%	70%	$5	2015

Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the fiscal years presented, as if PLX had been acquired as of the beginning of fiscal year 2013. The pro forma information includes adjustments to share-based compensation expense, amortization and depreciation for intangible assets and property, plant and equipment acquired. The pro forma results for fiscal year 2013 also include amortization of the purchase accounting effect on inventory acquired from PLX. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the merger actually occurred at the beginning of fiscal year 2013 or of the results of future operations of the combined business. Consequently, actual results differ from the unaudited pro forma information presented below (in millions, except for per share amounts):

	Fiscal Year
	2014	2013
Pro forma net revenue	$4,353	$2,624
Pro forma income from continuing operations	$302	$525
Pro forma income per share from continuing operations - basic	$1.20	$2.12
Pro forma income per share from continuing operations - diluted	$1.13	$2.08
CyOptics
On June 28, 2013, we acquired CyOptics, a U.S.-based company that manufactures and sells Indium Phosphide, or InP, optical chip and component technologies for the data communications and telecommunications markets, for approximately $377 million, of which $373 million was paid in cash, net of $3 million in cash acquired. CyOptics had front-end manufacturing operations in the U.S. and back-end manufacturing operations in Mexico. During fiscal year 2014, we paid $4 million of additional deferred consideration to the previous shareholders of CyOptics. In addition, approximately $27 million was payable to key employees of CyOptics as part of a retention bonus plan, of which $22 million had been paid as of November 1, 2015. This amount was paid into escrow, will be paid to those employees over a three-year period subsequent to the acquisition date and is being recognized as compensation expense over the same period. For eligible CyOptics employees whose employment is involuntarily terminated by the Company, their retention bonus payments are accelerated and due in full upon such termination in accordance with the provisions of the plan. During fiscal year 2014, we recognized compensation expense of $10 million due to the departure of certain plan participants. The compensation expense recognized for the fiscal year 2015 was not material.
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
There were no significant contingencies assumed as part of the acquisition. As of November 1, 2015, we had a $5 million indemnification receivable in other long-term assets for tax positions related to CyOptics value added tax and income taxes payable existing prior to the acquisition. Our results of operations for fiscal year 2013 include $85 million of net revenue attributable to CyOptics.
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
Unaudited Pro Forma Information
The following table presents certain unaudited pro forma financial information for fiscal year 2013 as if CyOptics had been acquired as of the beginning of fiscal year 2012. The unaudited pro forma information combines the historical results of CyOptics with our consolidated historical results and includes certain fair value adjustments reflecting the estimated impact of amortization of intangible assets acquired and depreciation of acquired property, plant and equipment. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2012 or of the results of future operations of the combined business. Consequently, actual results differ from the unaudited pro forma information presented below (in millions, except for per share amounts):

Fiscal Year
2013
Pro forma net revenue	$2,663
Pro forma net income	$547
Pro forma net income per share-basic	$2.21
Pro forma net income per share-diluted	$2.17

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
As a result of the Broadcom Transaction, at closing, each share of Broadcom common stock will be converted into the right to receive, at the election of each holder of such Broadcom common stock and subject to pro-ration in accordance with the Broadcom Agreement, cash or equity interests in either Holdco or the Partnership. Upon the terms and subject to the conditions set forth in the Broadcom Agreement, Broadcom shareholders will have the ability to elect to receive, with respect to each issued and outstanding share of Broadcom common stock: (a) $54.50 per share in cash; (b) 0.4378 freely-tradable ordinary shares in Holdco; or (c) 0.4378 exchangeable limited partnership units in the Partnership, or restricted exchangeable units, that are designed to be the economic equivalent of 0.4378 ordinary shares of Holdco, which cannot be transferred, sold or hedged for a period of one to two years after closing and which will be subject to related anti-hedging prohibitions. The foregoing exchange ratios are fixed. The shareholder election will be subject to a pro-ration mechanism, which is anticipated to result in payment, in the aggregate, of approximately $17 billion in cash consideration and the economic equivalent of approximately 140 million of our ordinary shares (assuming no more than 50% of outstanding shares of Broadcom common stock elect restricted exchangeable units), resulting in Broadcom shareholders owning approximately 33% of the combined company. Based on the closing share price of our ordinary shares as of May 27, 2015, the implied value of the total transaction consideration for Broadcom was $37 billion. As a result of the Broadcom Transaction, at closing, all our issued ordinary shares as of immediately prior to the effective time of the Broadcom Transaction will be exchanged on a one-to-one basis for new ordinary shares of Holdco. We intend to finance the estimated $17 billion of cash consideration with cash on hand from both companies and $16 billion in new, fully-committed debt financing from a consortium of banks. We also intend to refinance substantially all of our and Broadcom's existing debt with committed debt financing, presently aggregating approximately $6 billion.
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
The Broadcom Transaction has been unanimously approved by the boards of directors of both companies, as well as a special committee of the independent directors of Broadcom. Consummation of the Broadcom Transaction is subject to the satisfaction or waiver of the conditions set forth in the Broadcom Agreement, including approval of the Broadcom Transaction by our shareholders and Broadcom shareholders, the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and the receipt of regulatory clearance under certain foreign anti-trust laws, as well as other customary closing conditions. On August 11, 2015, we announced that the waiting period under the HSR Act had expired. On November 10, 2015, both Avago shareholders and Broadcom shareholders approved the Broadcom Transaction.
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

Investments
We determine the appropriate classification of our investments at the time of acquisition and re-evaluate such determination at each balance sheet date. We record non-marketable equity investments at cost where we do not have the ability to exercise significant influence over or control the business and periodically review them for impairment. As a result of the acquisition of LSI on May 6, 2014, we acquired a 51% equity interest in a joint venture, Silicon Manufacturing Partners Pte Ltd., or SMP, owned by us and GlobalFoundries, a manufacturing foundry for integrated circuits. SMP operates an integrated circuit manufacturing facility in Singapore. We account for our ownership position in SMP under the equity method of accounting. As of November 1, 2015 and November 2, 2014, the carrying amount of our equity interest was $26 million and $22 million, respectively. The equity interest is reported in other long-term assets on our consolidated balance sheet.

4.	Supplemental Financial Information
Inventory
Inventory consists of the following (in millions):

	November 1, 2015	November 2, 2014
Finished goods	$177	$185
Work-in-process	271	250
Raw materials	76	84
Total inventory	$524	$519
Assets held-for-sale
The following tables summarize components of assets held-for-sale (in millions):

November 1, 2015
Fiber optics subsystems assets	$18
Real property	4
Total assets held-for-sale	$22

November 2, 2014
Axxia Business:
Inventory	$14
Property, plant and equipment, net	22
Goodwill	91
Intangible assets, net	475
Total Axxia Business	602
Real property	26
Total assets held-for-sale	$628
During fiscal year 2015, we realigned certain product groups within our wired infrastructure segment and on August 24, 2015, we agreed to sell certain fiber optics subsystems assets to a third party. As a result, we recognized a $61 million loss to write these assets down to fair value less costs to sell. The loss was included in restructuring and asset impairment charges in our consolidated statements of operations. The net carrying amount of these assets is presented in assets held-for-sale on our consolidated balance sheet as of November 1, 2015. The transaction is subject to customary closing conditions and is expected to close by the end of the first quarter of fiscal year 2016.
During fiscal year 2015, we sold the Axxia Business and former PLX headquarters, both of which were classified as assets held-for-sale as of November 2, 2014.

Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following (in millions):

	November 1, 2015	November 2, 2014
Land	$37	$37
Construction in progress	153	198
Buildings and leasehold improvements	419	300
Machinery and equipment	1,627	1,316
Total property, plant and equipment	2,236	1,851
Accumulated depreciation and amortization	(776)	(693)
Total property, plant and equipment, net	$1,460	$1,158
Depreciation expense was $229 million, $164 million and $102 million, for fiscal years 2015, 2014 and 2013, respectively.
At November 1, 2015 and November 2, 2014, we had $78 million and $45 million, respectively, of unpaid purchases of property, plant, and equipment included in accounts payable and other current liabilities. Amounts reported as unpaid purchases are presented as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statements of cash flows in the period they are paid.
Other Current Liabilities
Other current liabilities consist of the following (in millions):

	November 1, 2015	November 2, 2014
Taxes payable	$79	$57
Other	127	179
Total other current liabilities	$206	$236
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	November 1, 2015	November 2, 2014
Income tax liabilities	$326	$220
Other	55	43
Total other long-term liabilities	$381	$263
Accumulated Other Comprehensive Loss
The change in accumulated other comprehensive loss was entirely related to defined pension and post-retirement plans as follows (in millions):

	November 1, 2015	November 2, 2014
Balance — beginning of period	$(50)	$(6)
Changes in accumulated other comprehensive loss:
Other comprehensive loss before reclassifications	(37)	(61)
Amounts reclassified out of accumulated other comprehensive loss	1	(3)
Tax effects	13	20
Other comprehensive loss	(23)	(44)
Balance — end of period	$(73)	$(50)

Other Income, net
Other income, net includes net realized gains on the sale of available-for-sale securities, realized and unrealized gains (losses) on trading securities, gains on the sale of cost method investments, gains (losses) on currency remeasurement, interest income and other miscellaneous items. The following table presents the detail of other income, net (in millions):

	Fiscal Year
	2015	2014	2013
Other income	$38	$18	$15
Interest income	8	6	4
Other expense	(20)	(10)	(1)
Other income, net	$26	$14	$18

5.	Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill by segment (in millions):

	Wireless Communications	Wired Infrastructure	Enterprise Storage	Industrial & Other	Total
Balance as of November 3, 2013	$261	$74	$—	$56	$391
LSI acquisition	—	308	832	80	1,220
PLX acquisition	—	—	75	—	75
Other acquisition	—	1	—	—	1
Reclassification of goodwill related to Axxia assets held-for-sale	—	(91)	—	—	(91)
Balance as of November 2, 2014	261	292	907	136	1,596
Emulex acquisition	—	—	83	—	83
Reclassification of goodwill related to certain fiber optics subsystems assets held-for-sale	—	(5)	—	—	(5)
Balance as of November 1, 2015	$261	$287	$990	$136	$1,674
During the fourth quarter of fiscal year 2014, we changed our organizational structure resulting in four reportable segments: wireless communications, enterprise storage, wired infrastructure, and industrial & other. As a result, we have reassigned the goodwill balance as of November 3, 2013 to reflect our new segment structure.
During the fourth quarters of fiscal year 2015, 2014, and 2013, we completed our annual impairment assessments and we concluded that goodwill was not impaired in any of these years.

Intangible Assets
Purchased intangible assets consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of November 1, 2015
Purchased technology	$2,918	$(1,165)	$1,753
Customer and distributor relationships	1,702	(459)	1,243
Other	298	(142)	156
Intangible assets subject to amortization	4,918	(1,766)	3,152
In-process research and development	125	—	125
Total	$5,043	$(1,766)	$3,277

As of November 2, 2014
Purchased technology	$2,651	$(682)	$1,969
Customer and distributor relationships	1,570	(264)	1,306
Other	275	(87)	188
Intangible assets subject to amortization	4,496	(1,033)	3,463
In-process research and development	154	—	154
Total	$4,650	$(1,033)	$3,617
During fiscal year 2015, certain research and development efforts were completed and, as a result, $40 million of indefinite-lived IPR&D was reclassified to purchased technology subject to amortization. There were no IPR&D projects completed during fiscal year 2014.
Based on the amount of intangible assets subject to amortization at November 1, 2015, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year
2016	$716
2017	630
2018	499
2019	421
2020	344
Thereafter	542
$3,152
The weighted-average amortization periods remaining by intangible asset category were as follows (in years):

	November 1, 2015	November 2, 2014
Amortizable intangible assets:
Purchased technology	7	8
Customer and distributor relationships	7	7
Other	6	6

6.	Retirement Plans and Post-Retirement Benefits
Pension and Post-Retirement Benefit Plans
Defined Benefit Plans.  As a result of the LSI acquisition on May 6, 2014, we assumed LSI's defined benefit pension plans covering certain U.S. and non-U.S. employees under which we are obligated to make future contributions to fund benefits to participants. The U.S. defined benefit pension plans include a management plan and a represented plan. Benefits under the management plan are provided under either an adjusted career-average-pay program or a cash-balance program. Benefits under the represented plan are based on a dollar-per-month formula. Benefit accruals under the management plan were frozen in 2009. Participants in the adjusted career-average-pay program no longer earn service accruals. Participants in the cash-balance program no longer earn service accruals, but continue to earn 4% interest per year on their cash-balance accounts. There are no active participants under the represented plan. We also assumed a non-qualified supplemental pension plan in the United States in the LSI acquisition that principally provides benefits based on compensation in excess of amounts that can be considered under the management plan. We also assumed pension plans covering certain non-U.S. employees in that transaction.
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
Non-U.S Retirement Benefit Plans.  In addition to the defined benefit plans for certain employees in Taiwan, Thailand, India, Japan, United Kingdom, France, Italy and Germany, other eligible employees outside of the United States receive retirement benefits under various defined contribution retirement plans. Eligibility is generally determined based on the terms of our plans and local statutory requirements.

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit (income) cost and the net actuarial loss (gain) recognized in other comprehensive (income) loss for the periods presented (in millions):

	Pension Benefits			Post-Retirement Benefits
	2015	2014	2013	2015	2014	2013
Net periodic benefit (income) cost:
Service cost	$3	$2	$3	$—	$—	$—
Interest cost	61	32	2	3	2	1
Expected return on plan assets	(77)	(36)	—	(5)	(2)	—
Net actuarial loss (gain) and prior service cost	1	1	—	—	(1)	—
Curtailments	—	—	—	—	(1)	—
Settlements	—	—	—	—	(2)	—
Net periodic benefit (income) cost	$(12)	$(1)	$5	$(2)	$(4)	$1

Net actuarial loss (gain)	$36	$59	$4	$1	$2	$(11)
We expect to recognize $1 million of net actuarial losses in net periodic benefit (income) cost in fiscal year 2016 related to our defined benefit pension plans.
Funded Status
The funded status of the defined benefit pension plans and post-retirement benefit plans was as follows (in millions):

	Pension Benefits		Post-Retirement Benefits
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Change in plan assets:
Fair value of plan assets — beginning of period	$1,128	$13	$78	$—
Actual return on plan assets	6	36	1	1
Employer contributions	54	47	—	6
Payments from plan assets	(102)	(39)	(1)	(1)
Settlements	(34)	(7)	—	(6)
Plan assets acquired in acquisitions	—	1,078	—	78
Fair value of plan assets — end of period	$1,052	$1,128	$78	$78
Change in benefit obligations:
Benefit obligations — beginning of period	$1,619	$55	$69	$22
Service cost	3	2	—	—
Interest cost	61	32	3	2
Actuarial (gain) loss	(33)	59	(2)	2
Benefit payments	(102)	(39)	(1)	(1)
Plan amendments	—	—	—	(1)
Settlements	(34)	(7)	—	(6)
Benefit obligations assumed in acquisitions	—	1,521	—	51
Foreign currency impact	(3)	(4)	—	—
Benefit obligations — end of period	$1,511	$1,619	$69	$69

Overfunded (underfunded) status of benefit obligations	$(459)	$(491)	$9	$9

The obligations for our defined benefit pension plans were as follows (in millions):
Plans with benefit obligations in excess of plan assets:

	Pension Benefits		Post-Retirement Benefits
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Projected benefit obligations	$1,500	$1,608	$—	$—
Accumulated benefit obligations	$1,494	$1,598	$16	$15
Fair value of plan assets	$1,039	$1,114	$—	$—
Plans with benefit obligations less than plan assets:

	Pension Benefits		Post-Retirement Benefits
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Projected benefit obligations	$11	$11	$—	$—
Accumulated benefit obligations	$10	$11	$53	$54
Fair value of plan assets	$13	$14	$78	$78
The fair value of pension plan assets at November 1, 2015 and November 2, 2014 included $27 million and $26 million, respectively, of assets for our non-U.S. pension plans. Contributions to our non-U.S. plans were $1 million and $5 million for fiscal years 2015 and 2014, respectively.
The projected benefit obligations as of November 1, 2015 and November 2, 2014 included $97 million and $89 million, respectively, of obligations related to our non-U.S. plans. The accumulated benefit obligations as of November 1, 2015 and November 2, 2014 included $91 million and $82 million, respectively, related to our non-U.S. plans.
Amounts recognized on the consolidated balance sheets were as follows (in millions):

	Pension Benefits		Post-Retirement Benefits
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Other long-term assets	$2	$2	$25	$24
Other current liabilities	$1	$1	$1	$1
Other long-term liabilities	$460	$492	$15	$14
Amounts recognized in accumulated other comprehensive loss, net of taxes:
Net actuarial losses and net prior service benefit	$(72)	$(48)	$(1)	$(2)
We currently expect to make contributions of $32 million to our defined benefit pension plans in fiscal year 2016. We do not expect to make any contributions to our post-retirement medical benefit plans in fiscal year 2016. As of November 1, 2015, expected payments from our benefit plans over the next 10 fiscal years are as follows (in millions):

	Pension Benefits	Post-Retirement Benefits
2016	$94	$2
2017	92	2
2018	92	3
2019	92	3
2020	91	3
2021-2025	452	17
Defined Benefit Plan Investment Policy
Plan assets of the funded defined benefit pension plans are invested in funds held by third-party fund managers or are deposited into government-managed accounts in which we have no active involvement in and no control over investment strategy, other than establishing broad investment guidelines and parameters. The plan assets held by third-parties consist primarily of equities, fixed income funds and commingled funds. The fund managers monitor the fund’s asset allocation within the guidelines established by our plan’s investment committee. In line with plan investment objectives and consultation with our management, our investment committee set an allocation benchmark among equity, bond and other assets based on the relative weighting of overall non-U.S. market indices. The overall investment objectives of the plan are 1) the acquisition of suitable assets of appropriate liquidity which will generate income and capital growth to meet current and future plan benefits, 2) to limit the risk of the assets failing to meet the long-term liabilities of the plan, and 3) to minimize the long-term costs of the plan by maximizing the return on the assets. Performance is regularly evaluated by the investment committee and is based on actual returns achieved by the fund manager relative to its benchmark.
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
Our defined benefit pension plans' weighted-average asset allocations by category were as follows:

	Defined Benefit Pension Plans
	November 1, 2015		November 2, 2014
	Actual	Target	Actual	Target
Equity investments	33%	40%	34%	40%
Fixed income	67%	55%	66%	53%
Real estate	—%	5%	—%	7%
Total	100%	100%	100%	100%

Fair Value Measurement of Plan Assets
The following table presents the fair value of plan assets by major category using the same three-level hierarchy described in Note 2. "Summary of Significant Accounting Policies" (in millions):

	Fair Value Measurements as of November 1, 2015
	Level 1		Level 2		Level 3
Cash and cash equivalents	$23	(a)	$—		$—
Equity securities:
U.S. equity securities	132	(b)	—		—
Non-U.S. equity securities	73	(b)	—		—
Fixed-income securities:
U.S. treasuries	—		24	(c)	—
Corporate bonds	—		410	(c)	—
Asset-backed and mortgage-backed securities	—		6	(c)	—
Agency-backed bonds	—		2	(c)	—
Municipal bonds	—		25	(c)	—
Government bonds	—		23	(c)	—
Other types of investments:
Commingled funds - equities	—		141	(d)	—
Commingled funds - bonds	—		193	(e)	—
Total	$228		$824		$—

	Fair Value Measurements as of November 2, 2014
	Level 1		Level 2		Level 3
Cash and cash equivalents	$27	(a)	$—		$—
Equity securities:
U.S. equity securities	142	(b)	—		—
Non-U.S. equity securities	97	(b)	—		—
Fixed-income securities:
U.S. treasuries	—		28	(c)	—
Corporate bonds	—		438	(c)	—
Asset-backed and mortgage-backed securities	—		6	(c)	—
Agency-backed bonds	—		2	(c)	—
Municipal bonds	—		26	(c)	—
Government bonds	—		29	(c)	—
Other types of investments:
Commingled funds - equities	—		145	(d)	—
Commingled funds - bonds	—		188	(e)	—
Total	$266		$862		$—

_________________________________
(a)     Cash equivalents primarily include short-term investment funds which consist of short-term money market instruments that are valued based on quoted prices in active markets.
(b)     These U.S. equity securities and non-U.S. equity securities are valued based on quoted prices in active markets.
(c)     These amounts consist of investments that are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.

(d)     These amounts consist of investments in funds not registered with U.S. Securities and Exchange Commission, or SEC, with underlying investments primarily in publicly traded U.S. and non-U.S. equity securities, including securities with small and large market capitalization. The fair value was determined based on the net asset value per share of each investment at November 1, 2015. These funds are classified as Level 2 in the fair value hierarchy as the Company could redeem these investments with the sponsoring investment management organizations at November 1, 2015, and with at least monthly frequency on an ongoing basis.
(e)     These amounts consist of investments in funds not registered with the SEC with underlying investments primarily in Treasury Inflation-Protected Securities and high-yield bonds. The fair value was determined based on the net asset value per share of each investment at November 1, 2015. These funds are classified as Level 2 in the fair value hierarchy as the Company could redeem these investments with the sponsoring investment management organizations at November 1, 2015, and with at least monthly frequency on an ongoing basis.
Post-Retirement Benefit Plan Investment Policy
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
The plan assets were classified as Level 2 and the fair values by asset category were as follows:

	November 1, 2015		November 2, 2014
	Actual	Target	Actual	Target
Commingled funds - U.S. equities	21%	20%	20%	30%
Commingled funds - Non-U.S. equities	21%	20%	20%	10%
Commingled funds - bonds	58%	60%	60%	60%
Total	100%	100%	100%	100%
Assumptions
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

	Assumptions for Benefit Obligations as of		Assumptions for Expense Fiscal Year
	November 1, 2015	November 2, 2014	2015	2014	2013
Defined benefit pension plans:
Discount rate	0.75%-7.75%	1.00%-4.10%	1.00%-4.10%	1.00%-4.75%	1.25%-4.25%
Average increase in compensation levels	2.50%-11.72%	2.50%-6.00%	2.50%-6.00%	2.50%-6.00%	2.00%-5.00%
Expected long-term return on assets	N/A	N/A	1.50%-7.30%	1.50%-7.30%	2.00%-3.00%

	Assumptions for Benefit Obligations as of		Assumptions for Expense Fiscal Year
	November 1, 2015	November 2, 2014	2015	2014	2013
Post-retirement benefits plan:
Discount rate	3.90%-4.50%	3.80%-4.40%	3.80%-4.40%	4.25%-4.60%	3.50%
Average increase in compensation levels	3.50%	3.50%	3.50%	3.50%	N/A
Expected long-term return on assets	N/A	N/A	5.40%	5.40%	N/A
Current medical cost trend rate	7.67%	8.00%	8.00%	8.33%	8.67%
Ultimate medical cost trend rate	3.50%	3.50%	3.50%	3.50%	3.50%
Medical cost trend rate decreases to ultimate trend rate in year	2031	2031	2031	2031	2031
Changes in the assumed health care cost trend rates could have a significant effect on the amounts reported for the U.S. post-retirement medical benefit plans. A one percentage point change in the assumed healthcare cost trend rates for fiscal year 2015 would have the following effects:

	1% Increase	1% Decrease
Effect on U.S. post-retirement benefit obligation (in millions)	$1	$(1)
Percentage effect on U.S. post-retirement benefit obligation	2%	(2)%
The effect of a one percentage point increase or decrease in our healthcare cost trend rates on the service and interest cost components of the net periodic benefit cost would have been immaterial.
Avago 401(k) Defined Contribution Plan
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
In connection with the LSI acquisition we assumed the LSI Corporation 401(k) Plan, or the LSI 401(k) Plan. The LSI 401(k) Plan provides for tax deferred contributions for eligible employees and allows employees to contribute from 1% to 90% of their annual compensation on a pre-tax basis. The LSI 401(k) Plan also allows employees to make after-tax Roth contributions. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches employee contributions up to a maximum of 5% of eligible earnings. All matching contributions vest immediately.
During fiscal years 2015, 2014 and 2013, we made contributions of $26 million, $18 million and $8 million, respectively, to the 401k plans.

7.	Borrowings
Convertible Senior Notes
In connection with our acquisition of LSI on May 6, 2014, we completed our private placement of $1 billion in aggregate principal amount of our Convertible Notes to two entities affiliated with Silver Lake Partners, or the Purchasers. The Convertible Notes were the Company’s unsecured senior obligations. Interest was payable on the Convertible Notes, semi-annually in arrears, at a rate of 2% per year and the Convertible Notes were scheduled to mature on August 15, 2021. Pursuant to the indenture related to the Convertible Notes, upon conversion, the Convertible Notes could be settled in the Company's ordinary shares, cash or a combination of cash and ordinary shares, at the Company’s option.
On June 1, 2015, the Purchasers submitted to the Company conversion notices exercising their right to convert all of the outstanding Convertible Notes. The Company satisfied its resulting conversion obligation of $2.8 billion, by paying approximately $1 billion in cash, representing the principal amount of the Convertible Notes, and delivering 13.8 million of the Company's ordinary shares, in each case pursuant to the terms of the indenture related to the Convertible Notes. The Company recognized an immaterial gain related to the conversion of the Convertible Notes.

The following table presents the components of the carrying value of the Convertible Notes as of November 2, 2014 (in millions):

Principal balance	$1,000
Less: debt discount	80
Net carrying amount	$920

Equity component carrying amount	$85

The following table sets forth interest expense recognized related to Convertible Notes for the periods presented (in millions):

	Fiscal Year
	2015	2014
Contractual coupon interest	$12	$10
Accretion of debt discount @ 3.32%	6	5
Total	$18	$15
2014 Term Loan and Revolving Credit Facility
On May 6, 2014, Avago Technologies Finance Pte. Ltd., or AT Finance, and certain other subsidiaries of the Company entered into a credit agreement, referred to as the 2014 Credit Agreement. The 2014 Credit Agreement provides for a term loan facility of $4.6 billion, or the Term Loans, and a revolving credit facility, or the 2014 Revolving Credit Facility, which permits certain of our subsidiaries to borrow up to $500 million. Additionally, it provides for swingline loans of up to $75 million and the issuance of letters of credit of up to $100 million, both of which reduce the available borrowing capacity under the 2014 Revolving Credit Facility. The Term Loans have a term of seven years and the effective interest rate at November 1, 2015 was 4.15%. The 2014 Revolving Credit Facility has a term of five years. As of November 1, 2015 and November 2, 2014, the outstanding principal balance of Term Loans was $3,949 million and $4,589 million, respectively. We had no borrowings outstanding under the 2014 Revolving Credit Facility and letters of credit outstanding were not material. As of November 1, 2015, we were in compliance with the covenants described in the 2014 Credit Agreement.
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
Unamortized debt issuance costs associated with our Term Loans and revolving credit facilities were $86 million and $115 million, at November 1, 2015 and November 2, 2014, respectively, and are included in other current assets and other long-term assets on the consolidated balance sheets. During fiscal year 2015, we made a $593 million principal prepayment on the Term Loans and, as a result, we wrote-off $13 million of debt issuance costs to other income, net in the consolidated statements of operations. Amortization of debt issuance costs related to the Term Loans and 2014 Revolving Credit Facilities was $16 million and $9 million, for the fiscal years 2015 and 2014, respectively, and is reported as a component of interest expense in the consolidated statements of operations.

2013 Revolving Credit Facility
On May 6, 2014, in connection with entering into the 2014 Credit Agreement, we terminated our previous $575 million senior unsecured revolving credit facility and the related credit agreement, or the 2013 Credit Facility. There were no outstanding loan borrowings under this facility at the time of termination.
Future Principal Payments of Debt
At November 1, 2015, future scheduled principal payments for our outstanding Term Loans, including the current portion, are summarized as follows (in millions):

Fiscal Year
2016	$46
2017	46
2018	46
2019	46
2020	46
Thereafter	3,719
Total	$3,949
Interest Expense
Interest expense was $191 million, $110 million and $2 million for fiscal years 2015, 2014 and 2013, respectively, and consisted primarily of (i) cash interest expense for the Term Loans and Convertible Notes, (ii) amortization of debt issuance costs related to Term Loans and 2014 Revolving Credit Facility, (iii) accretion of debt discount related to the Convertible Notes, and (iv) commitment fees related to 2014 Revolving Credit Facility.

8.	Shareholders’ Equity
On October 30, 2013, we filed a shelf registration statement on Form S-3 with the SEC, through which we or selling securityholders may sell from time to time any combination of ordinary shares, debt securities, warrants, rights, purchase contracts and units, in one or more offerings. On August 21, 2014, we filed a shelf registration statement on Form S-3 with the SEC, through which selling securityholders may sell from time to time the Convertible Notes and our ordinary shares issuable upon conversion of the Convertible Notes. During fiscal year 2015, the Convertible Notes were converted in full and the resulting conversion obligation was settled by a combination of $1 billion in cash and the issuance of 13.8 million of our ordinary shares.
Share Repurchase Program
On April 10, 2013, the Board authorized the Company to repurchase up to 20 million of its ordinary shares, or the 2013 share repurchase program. This program replaced the expired 2012 share repurchase program. The 2013 share repurchase program expired on April 8, 2014. Share repurchases under the program were made in the open market. All repurchased shares were immediately retired. Under the 2013 share repurchase program, the Company repurchased 1.9 million shares for $71 million at a weighted-average purchase price per share of $38.35 during fiscal year 2013. Under our 2013 share repurchase program, the Company repurchased 0.3 million shares for $12 million at a weighted-average purchase price per share of $43.50 during fiscal year 2014.
At the Company's 2014 annual general meeting of shareholders, or AGM, on April 9, 2014, shareholders approved the Company's 2014 share purchase mandate, pursuant to which the Company was authorized, upon the approval of the Board, to repurchase up to approximately 25 million of its ordinary shares in open market transactions or pursuant to equal access schemes. The 2014 share purchase mandate expired on April 8, 2015. The Board did not approve any repurchases of the Company's ordinary shares pursuant to the 2014 share purchase mandate.
At the Company's 2015 AGM on April 8, 2015, shareholders approved the Company's 2015 share purchase mandate, pursuant to which the Company is authorized, upon the approval of the Board, to repurchase up to approximately 26 million of its ordinary shares in open market transactions or pursuant to equal access schemes, up to the date on which the Company's 2016 AGM is held or required by law to be held. As of the date of this Annual Report on Form 10-K, the Board had not approved any repurchases of the Company's ordinary shares pursuant to the 2015 share purchase mandate.

Dividends
During fiscal year 2015, aggregate cash dividends of $1.55 per share were declared and paid on the Company's outstanding ordinary shares, resulting in payments to our shareholders of $408 million. During fiscal year 2014, aggregate cash dividends of $1.13 per share were declared and paid on the Company's outstanding ordinary shares, resulting in payments to our shareholders of $284 million. During fiscal year 2013, aggregate cash dividends of $0.80 per share were declared and paid on the Company's outstanding ordinary shares, resulting in payments to our shareholders of $198 million.
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
In July 2009, our Board adopted, and our shareholders approved, the Avago Technologies Limited 2009 Equity Incentive Award Plan, or the 2009 Plan, to authorize the grant of options, share appreciation rights, RSUs, dividend equivalents, performance awards, and other share-based awards. 20 million ordinary shares were initially reserved for issuance under the 2009 Plan, subject to annual increases starting in fiscal year 2012. The amount of the annual increase is equal to the least of (a) 6 million shares, (b) 3% of the ordinary shares outstanding on the last day of the immediately preceding fiscal year and (c) such smaller number of ordinary shares as determined by our Board. However, no more than 90 million ordinary shares may be issued upon the exercise of equity awards issued under the 2009 Plan. The 2009 Plan became effective on July 27, 2009. Options issued to employees under the 2009 Plan prior to March 2011 generally expire ten years following the date of grant. Since March 2011, options issued to employees under the 2009 Plan generally expire seven years after the date of grant. Options awarded to non-employees under this plan generally expire after five years. Options issued to employees under the 2009 Plan generally vest over a four year period from the date of grant and are granted with an exercise price equal to the fair market value on the date of grant. Any share options cancelled or forfeited under the Pre-IPO Equity Incentive Plans after July 27, 2009 become available for issuance under the 2009 Plan. We also grant RSUs as part of our equity compensation programs under the 2009 Plan. An RSU is an equity award that is granted with an exercise price equal to zero and which represents the right to receive one of our ordinary shares immediately upon vesting. RSU awards granted to employees are generally time-based and vest over four years.
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
In connection with the LSI acquisition, we assumed unvested stock options and RSUs originally granted by LSI. These unvested stock options and RSUs will vest and become exercisable in accordance with their original terms. These awards generally vest in equal annual installments over a four-year period and expire seven years after the grant date.

A summary of option activity related to our equity incentive award plans is as follows (in millions, except years and per share amounts):

	Option Awards Outstanding
	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of October 28, 2012	20	$22.45
Granted	9	$36.63
Exercised	(6)	$16.02
Cancelled	(1)	$27.57
Balance as of November 3, 2013	22	$29.81
Assumed in LSI acquisition	1	$40.26
Granted	13	$65.79
Exercised	(5)	$25.03
Cancelled	(2)	$53.02
Balance as of November 2, 2014	29	$44.97
Granted	1	$95.97
Exercised	(7)	$34.40
Cancelled	(2)	$65.32
Balance as of November 1, 2015	21	$47.92	4.62	$1,610
Fully vested as of November 1, 2015	10	$38.50	4.11	$852
Fully vested and expected to vest as of November 1, 2015	21	$47.56	4.60	$1,570
The total intrinsic value of options exercised during fiscal years 2015, 2014 and 2013 was $571 million, $204 million and $130 million, respectively.
A summary of RSU activity related to our equity incentive award plans is as follows (in millions, except years and per share amounts):

	RSU Awards Outstanding
	Number Outstanding	Weighted- Average Grant Date Fair Market Value	Weighted- Average Remaining Contractual Life (in years)
Balance as of October 28, 2012	1	$32.69
Granted	1	$35.69
Balance as of November 3, 2013	2	$34.38
Assumed in LSI acquisition	3	$35.22
Granted	1	$64.92
Vested	(1)	$32.87
Forfeited	(1)	$19.42
Balance as of November 2, 2014	4	$48.82
Granted	3	$119.30
Vested	(1)	$57.29
Forfeited	(1)	$79.51
Balance as of November 1, 2015	5	$95.17	1.70

Employee Share Purchase Plan
The ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions, based on a six-month look-back period, at a price equal to the lesser of 85% of the fair market value of the ordinary shares at either the beginning or ending of the relevant offering period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the ESPP is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The ESPP will terminate on July 27, 2019 unless sooner terminated. On the first day of fiscal year 2012, the number of available shares under the ESPP increased by 2 million shares in accordance with the terms set forth in the ESPP. Employees purchased 0.2 million shares in each of fiscal years 2015, 2014 and 2013 for $15 million, $8 million and $7 million, respectively.
Share-Based Compensation Expense
Share-based compensation expense consists of expense for time-based and market-based stock options and RSUs granted to both employees and non-employees as well as expense associated with the ESPP.
We recognize compensation expense for time-based stock options based on the estimated grant-date fair value method required under the applicable authoritative guidance using the Black-Scholes valuation model with a straight-line amortization method.
We recognize compensation expense for time-based RSUs using the straight-line amortization method based on the fair value of RSUs on the date of grant. The fair value of RSUs is the closing market price of our ordinary shares on the date of grant, reduced by the present value of dividends expected to be paid on our ordinary shares prior to vesting.
Certain equity awards granted during fiscal years 2015, 2014 and 2013 included both service and market conditions. The fair value of market-based awards was estimated on the date of grant using the Monte Carlo simulation technique. Assumptions utilized in the Monte Carlo simulation model follow the same methodology as our time-based option awards. Compensation expense for market-based awards is amortized based upon a graded vesting method.
Since the applicable authoritative guidance requires share-based compensation expense to be based on awards that are ultimately expected to vest, estimated share-based compensation expense for such awards has been reduced for estimated forfeitures. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
We recognize compensation expense for ESPP purchase rights based on the fair value estimated using the Black-Scholes valuation model with a straight-line amortization method.
The following table summarizes share-based compensation expense reported in continuing operations for the periods presented (in millions):

	Fiscal Year
	2015	2014	2013
Cost of products sold	$26	$18	$10
Research and development	107	57	30
Selling, general and administrative	99	78	37
Total share-based compensation expense	$232	$153	$77
The following tables summarize the weighted-average assumptions utilized for our time-based options, ESPP purchase rights and market-based awards granted for the periods presented:

	Time-Based Options
	Fiscal Year
	2015	2014	2013
Risk-free interest rate	1.3%	0.5% - 1.3%	1.0%
Dividend yield	1.4%	1.7%	2.0%
Volatility	35.0%	35.0%	48.0%
Expected term (in years)	4.0	1.9 - 4.3	5.0

	ESPP Purchase Rights
	Fiscal Year
	2015	2014	2013
Risk-free interest rate	0.2%	0.1%	0.1%
Dividend yield	1.3%	1.8%	2.1%
Volatility	36.2%	32.1%	44.0%
Expected term (in years)	0.5	0.5	0.5

	Market-Based Awards
	Fiscal Year
	2015	2014	2013
Risk-free interest rate	1.4%	2.3%	2.0%
Dividend yield	1.2%	1.7%	2.2%
Volatility	36.3%	45.0%	48.0%
Expected term (in years)	4.4	7.0	7.0
The risk-free interest rate was derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant.
The dividend yield was based on the historical and expected dividend payouts as of the respective award grant dates.
For fiscal years 2015 and 2014, expected volatility for time-based options and market-based awards was based on our own historical share price volatility or combining historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from our own traded ordinary shares with a term of 180 days measured at a specific date. For fiscal year 2013, expected volatility was based on the combination of historical volatility of guideline publicly-traded companies and our own historical share price volatility over the period commensurate with the expected life of the awards and the implied volatility from traded options in guideline publicly-traded companies and our own shares with a term of 720 days or greater measured over the last three months.
For fiscal years 2015 and 2014, the expected term for time-based options was based on a weighted-average combining the average life of options that have already been exercised or cancelled with the expected life of all unexercised options. The expected life for unexercised options was calculated assuming that the options will be exercised at the midpoint of the vesting date (if unvested) or the valuation date (if vested) and the full contractual term. Our computations of expected term for time-based options prior to fiscal year 2014 were based on data, such as the data of peer companies and company-specific attributes, which we believe could affect employees’ exercise behavior.
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
Based on the above assumptions, and not including options assumed as a result of the Emulex and LSI acquisitions, the weighted-average fair value of the time-based options granted under our equity incentive award plans for fiscal years 2015, 2014 and 2013 was $24.63, $17.49 and $12.77 per share, respectively. The weighted-average fair value of time-based options assumed on May 5, 2015 from the Emulex acquisition was $15.58 per share. The weighted-average fair value of time-based options assumed on May 6, 2014 from the LSI acquisition was $17.46 per share.
The weighted-average fair value of the market-based options granted for fiscal years 2015, 2014 and 2013 was $36.99, $22.89 and $14.02 per share, respectively. The weighted-average fair value of the market-based RSUs granted for fiscal year 2015 was $99.40. No market-based RSUs were granted in fiscal year 2014 or 2013.
The weighted-average fair value of the rights to purchase shares in the ESPP for fiscal years 2015, 2014 and 2013 was $36.52, $16.31 and $11.78 per share, respectively.
Excluding RSUs assumed in the Emulex and LSI acquisitions, the weighted-average fair value of RSUs granted for fiscal years 2015, 2014 and 2013 was $119.95, $65.15 and $35.69 per share, respectively. The weighted-average fair value of RSUs assumed on May 5, 2015 from the Emulex acquisition was $116.79 per share. The weighted-average fair value of RSUs assumed on May 6, 2014 from the LSI acquisition was $35.22 per share.
Based on our historical experience of pre-vesting option cancellations, we have assumed an annualized forfeiture rate for our options of 5%, in each of fiscal years 2015 and 2014 and 6% for fiscal year 2013. We have assumed an annualized forfeiture rate for RSUs of 3%, 2% and 5% for fiscal years 2015, 2014 and 2013, respectively. No forfeiture rates were assumed for ESPP purchase rights for fiscal years 2015, 2014 or 2013 because the forfeiture impact was not material for these periods. We will recognize additional expense if actual forfeitures are lower than we estimated, and will recognize a benefit if actual forfeitures are higher than we estimated.
Total unrecognized compensation cost of time and market-based options granted but not yet vested as of November 1, 2015 was $138 million, which is expected to be recognized over the remaining weighted-average service period of 2.3 years. Total unrecognized compensation cost related to the ESPP purchase rights as of November 1, 2015 was $4 million, which is expected to be recognized over the remaining four months of the current offering period under the ESPP. Total unrecognized compensation cost related to unvested time and market-based RSUs as of November 1, 2015 was $374 million, which is expected to be recognized over the remaining weighted-average service period of 3.2 years. The total grant-date fair value of RSUs vested during fiscal years 2015, 2014 and 2013 was $82 million, $22 million and $4 million, respectively. The income tax benefits for share-based compensation expense were $130 million, $42 million and $25 million for fiscal years 2015, 2014 and 2013, respectively.

9.	Income Taxes
Components of Income from Continuing Operations Before Income Taxes
Since we are incorporated in Singapore, domestic income reflects the results of operations based in Singapore. For financial reporting purposes, Income from continuing operations before income taxes included the following components (in millions):

	Fiscal Year
	2015	2014	2013
Domestic income	$1,580	$662	$465
Foreign income (loss)	(113)	(320)	103
Income from continuing operations before income taxes	$1,467	$342	$568

Components of Provision for Income Taxes
We have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a corporate headquarters function and specified intellectual property, or IP, activities in Singapore. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2018 and 2025, subject in certain cases to potential extensions, which we may or may not be able to obtain.
We also have a tax holiday on our qualifying Malaysian income, which is effective up to and including our fiscal year 2018. The tax incentives that we have negotiated in Malaysia are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and we could be required to refund previously realized material tax benefits.
For fiscal years 2015, 2014 and 2013, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes and increase net income by $207 million, $99 million and $77 million, respectively, and increase diluted net income per share by $0.74, $0.37, and $0.31, respectively.

Significant components of the provision for income taxes are as follows (in millions):

	Fiscal Year
	2015	2014	2013
Current tax expense:
Domestic	$59	$14	$6
Foreign	237	111	32
	296	125	38
Deferred tax expense (benefit):
Domestic	4	1	(1)
Foreign	(224)	(93)	(21)
	(220)	(92)	(22)
Total provision for income taxes	$76	$33	$16

The provision for income taxes in fiscal year 2015 increased from fiscal year 2014 primarily due to the increase in profit before tax. The provision for income taxes in fiscal year 2014 increased from fiscal year 2013 primarily due to a change in the jurisdictional mix of income.
Rate Reconciliation
A reconciliation of the statutory tax rate in Singapore to the actual, effective tax rate on income before income taxes is as follows:

	Fiscal Year
	2015	2014	2013
Statutory tax rate	17.0%	17.0%	17.0%
Foreign income taxed at different rates	1.8	21.1	(0.1)
Tax holidays and concessions	(14.1)	(29.2)	(13.5)
Other, net	0.2	(0.1)	(0.6)
Valuation allowance	0.3	0.8	—
Actual tax rate on income before income taxes	5.2%	9.6%	2.8%

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

The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheets were as follows (in millions):

	November 1, 2015	November 2, 2014
Deferred income tax assets:
Depreciation and amortization	$2	$2
Inventory	8	13
Trade accounts	9	7
Employee benefits	202	204
Employee share awards	58	45
Net operating loss carryovers and credit carryovers	288	404
Other deferred income tax assets	49	72
Gross deferred income tax assets	616	747
Less valuation allowance	(147)	(120)
Deferred income tax assets	469	627
Deferred income tax liabilities:
Depreciation and amortization	48	66
Notes receivable	100	549
Other deferred income tax liabilities	—	2
Foreign earnings not permanently reinvested	6	7
Deferred income tax liabilities	154	624

Net deferred income tax assets	$315	$3
The above net deferred income tax assets have been reflected on the consolidated balance sheets as follows (in millions):

	November 1, 2015	November 2, 2014
Other current assets	$116	$69
Other current liabilities	—	(1)
Net current income tax assets	$116	$68

Other long-term assets	$208	$9
Other long-term liabilities	(9)	(74)
Net long-term income tax assets (liabilities)	$199	$(65)
The increase in the valuation allowance from $120 million in fiscal year 2014 to $147 million in fiscal year 2015 is primarily related to an increase in state deferred tax assets not expected to be realized.
As of November 1, 2015, we had Singapore net operating loss carryforwards of $4 million, U.S. net operating loss carryforwards of $348 million, U.S. state net operating loss carryforwards of $1,359 million, of which $190 million are related to excess tax deductions related to stock options, and other foreign net operating loss carryforwards of $5 million. The Singapore net operating losses have no limitation on utilization. U.S. federal and state net operating loss carryforwards, if not utilized, will begin to expire in fiscal years 2017 and 2016, respectively. The other foreign net operating losses expire in various fiscal years beginning 2018. As of November 1, 2015, we had $280 million and $50 million of U.S. federal and state research and development tax credits, respectively, which if not utilized, will begin to expire in fiscal year 2017.
The U.S. Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation or separate return loss year limitations. Any ownership changes, as defined, may restrict utilization of carryforwards. As of November 1, 2015, we had approximately $348 million and $246 million of federal net operating loss and tax credit carryforwards, respectively, in the U.S. subject to an annual limitation. We do not expect these limitations to result in any permanent loss of our tax benefits.
As of November 1, 2015, we had unrecognized state deferred tax assets of approximately $3 million attributable to excess tax deductions related to stock options, the benefit of which will be credited to equity when realized.
We provide for income taxes on the undistributed earnings unless they are considered indefinitely reinvested outside of Singapore. We have not provided for taxes, including withholding taxes, on $1,854 million of our undistributed earnings as of

November 1, 2015, which are intended to be indefinitely reinvested in operations outside of Singapore. The amount of unrecognized deferred tax liability indefinitely related to these temporary differences is estimated to be $93 million.
Uncertain Tax Positions
Gross unrecognized tax benefits increased by $91 million during fiscal year 2015, resulting in gross unrecognized tax benefits of $578 million as of November 1, 2015. The increase in gross unrecognized tax benefits is primarily a result of our acquisition of Emulex. Uncertain tax positions assumed in connection with our acquisitions are initially estimated as of the acquisition date. We continue to reevaluate these items with any adjustments to our preliminary estimates being recognized as goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated values. During fiscal year 2015, we recognized $10 million of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for certain audit periods.
We recognize interest and penalties related to unrecognized tax benefits within provision for income taxes in the accompanying consolidated statements of operations. We recognized approximately $13 million of expense related to interest and penalties in fiscal year 2015. Accrued interest and penalties are included within other long-term liabilities on the consolidated balance sheets. As of November 1, 2015 and November 2, 2014, the combined amount of cumulative accrued interest and penalties was approximately $43 million and $23 million, respectively. The increase in cumulative accrued interest and penalties is primarily a result of our acquisition of Emulex.
A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is summarized as follows (in millions):

	Fiscal Year
	2015	2014	2013
Beginning of period	$487	$37	$27
Lapse of statute of limitations	(10)	(14)	(2)
Increases in balances related to tax positions taken during prior periods (including those related to acquisitions made during the year)	94	410	9
Decreases in balances related to tax positions taken during prior periods	(40)	(2)	—
Increases in balances related to tax positions taken during current period	47	56	3
End of period	$578	$487	$37
A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of November 1, 2015, approximately $615 million of the unrecognized tax benefits including accrued interest and penalties would affect our effective tax rate. As of November 2, 2014, approximately $469 million of the unrecognized tax benefits including accrued interest and penalties would affect our effective tax rate.
We are subject to Singapore income tax examination for fiscal years 2010 and later and in major jurisdictions outside Singapore for fiscal years 2008 and later. However, we are not under Singapore income tax examination at this time. We believe it is possible that we may recognize up to $5 million of our existing unrecognized tax benefits within the next 12 months as a result of lapses of statute of limitations for certain audit periods.

10.	Segment Information
Reportable Segments
During the fourth quarter of fiscal year 2014, we changed our organizational structure resulting in four reportable segments: wireless communications, wired infrastructure, enterprise storage, and industrial & other. These segments align with our principal target markets. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who has been identified as the Chief Operating Decision Maker, or CODM, as defined by authoritative guidance on segment reporting, in determining how to allocate resources and evaluate performance. The segments are determined based on several factors, including client base, homogeneity of products, technology, delivery channels and similar economic characteristics. Fiscal year 2013 amounts were revised to conform to the fiscal year 2014 and current year’s presentation.
Wireless Communications.  We support the wireless communications industry with a broad variety of RF semiconductor devices that amplify, as well as selectively filter, RF signals. In addition to RF devices, we provide a variety of optoelectronic sensors for mobile handset applications.

Enterprise Storage.  Our enterprise storage products enable secure movement of digital data to and from host machines such as servers, personal computers and storage systems to the underlying storage devices such as hard disk drives, or HDDs and solid state drives, or SSDs. We provide read channel-based system-on-chip, or SoCs, and preamplifiers to HDD OEMs. In addition, we sell preamplifiers, which are used to amplify the initial signal to and from the drive disk heads so the signal can be processed by the read channel. We provide custom flash controllers to SSD OEMs, and SAS and RAID controller and adapter solutions to server and storage system OEMs. We provide Fibre Channel Host Bus Adapters, which connect host computers such as servers to Fibre Channel Storage Area Networks, or FC SANs. FC SANs are networks dedicated to storage traffic and enable simultaneous high speed and secure connections among multiple host computers and multiple storage arrays. We also provide interconnect semiconductors that support the peripheral component interconnect express, or PCIe, communication standards.
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
Our CODM assesses the performance of each segment and allocates resources to those segments based on net revenue and operating income (loss) and does not evaluate operating segments using discrete asset information. Operating income (loss) by segment includes items that are directly attributable to each segment. Operating income (loss) by segment also includes shared expenses such as global operations, including manufacturing support, logistics and quality control, which are allocated primarily based on headcount, expenses associated with our globally integrated support organizations, such as sales and corporate marketing functions, as well as finance, information technology, human resources, legal and related corporate infrastructure costs, along with certain benefit related expenses, which are allocated primarily based on a percentage of revenue, and facilities allocated based on square footage.
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
Depreciation expense directly attributable to each reportable segment is included in operating income (loss)for each segment. However, the CODM does not evaluate depreciation expense by operating segment and, therefore, it is not separately presented. The CODM also does not evaluate operating segments using discrete asset information. There was no inter-segment revenue. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The following tables present our net revenue and operating income (loss) by reportable segment (in millions):

Fiscal Year	Wireless Communications	Enterprise Storage	Wired Infrastructure	Industrial & Other	Unallocated Expenses
Net revenue:
2015	$2,536	$2,180	$1,479	$629	$—
2014	1,689	867	1,151	562	—
2013	1,219	—	744	557	—

Operating income (loss):
2015	$1,202	$855	$478	$310	$(1,213)
2014	658	292	287	246	(1,045)
2013	337	—	160	243	(188)
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

	Fiscal Year
	2015	2014	2013
Net revenue:
China	$3,675	$2,106	$1,169
United States	755	486	368
Singapore	208	161	143
Other	2,186	1,516	840
	$6,824	$4,269	$2,520

	November 1, 2015	November 2, 2014
Long-lived assets:
United States	$1,116	$865
Malaysia	123	91
Singapore	42	52
Other	179	150
	$1,460	$1,158

11.	Related Party Transactions
2% Convertible Senior Notes
On December 15, 2013, in connection with our agreement to acquire LSI, the Company entered into a Note Purchase Agreement with Silver Lake Partners IV, L.P, or SLP IV, and Deutsche Bank, A.G., Singapore Branch, as Lead Manager, or the Note Purchase Agreement, in connection with the private placement of the Convertible Notes. SLP IV is an investment fund affiliated with Silver Lake Partners, of which Kenneth Hao, one of our directors, is a Managing Partner and Managing Director. SLP IV's rights and obligations under the Note Purchase Agreement were thereafter assigned to and assumed by the Purchasers. We completed the private placement of the Convertible Notes on May 6, 2014, in connection with the acquisition of LSI. On June 1, 2015, the Purchasers submitted to the Company conversion notices exercising their right to convert all of the outstanding Convertible Notes. See Note 7. "Borrowings" for more information on the conversion of the Convertible Notes.
Silicon Manufacturing Partners Pte. Ltd.
As a result of the acquisition of LSI, we acquired a 51% equity interest in SMP, a joint venture with GlobalFoundries. We have a take-or-pay agreement with SMP under which we have agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility and GlobalFoundries has agreed to purchase the remaining managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by the Company and GlobalFoundries. If we fail to purchase our required commitments, we will be required to pay SMP for the fixed costs associated with the unpurchased wafers. GlobalFoundries is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency. The Company purchased $60 million and $30 million of inventory from SMP for fiscal years 2015 and 2014, respectively. As of November 1, 2015, the amount payable to SMP was $4 million.
During fiscal years 2015, 2014 and 2013, in the ordinary course of business, we purchased from, or sold to, several entities, for which one of our directors also serves or served as a director or entities that are otherwise affiliated with one of our directors. The following tables summarize the transactions with these parties, including SMP, for the indicated periods (for the portion of such period that they were considered related).

Aggregate transactions and balances with our related parties were as follows (in millions):

	Fiscal Year
	2015	2014	2013
Total net revenue	$183	$78	$21
Total costs and expenses including inventory purchases	$80	$42	$2

	November 1, 2015	November 2, 2014
Total receivables	$7	$14
Total payables	$4	$8
Carrying value of Convertible Notes and accrued interest	$—	$930

12.	Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of November 1, 2015 (in millions):

		Fiscal Year
	Total	2016	2017	2018	2019	2020	Thereafter
Debt Principal, Interest and Fees	$4,777	$198	$196	$194	$191	$189	$3,809
Purchase Commitments	$337	$334	$2	$1	$—	$—	$—
Other Contractual Commitments	$142	$52	$43	$32	$15	$—	$—
Operating Leases Obligations	$167	$31	$25	$22	$17	$12	$60
Pension Plan Contributions	$32	$32	$—	$—	$—	$—	$—

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
We also make capital expenditures from a variety of vendors in connection with the expansion of our Fort Collins, Colorado, internal fabrication facility. These purchases are typically conducted on a purchase order basis and the amount shown in the table includes $113 million of cancelable and non-cancelable outstanding purchase obligations under such purchase orders as of November 1, 2015.
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
Operating Lease Obligations.  Represents real property and equipment leased from third parties under non-cancelable operating leases. Rent expense was $77 million, $42 million and $12 million for fiscal years 2015, 2014 and 2013, respectively.
Pension Plan Contributions. Represents our planned minimum contributions to pension plans assumed by us in connection with the LSI acquisition. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, legislative changes and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans within a year. Because any contributions for fiscal year 2017 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for fiscal year 2017 and beyond in the above table.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at November 1, 2015, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $317 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our consolidated balance sheet as of November 1, 2015 have been excluded from the contractual obligations table above.
Standby Letters of Credit
As of November 1, 2015 and November 2, 2014, we had outstanding obligations relating to standby letters of credit of $9 million and $10 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantees. The fair values of the letters of credit approximate the contract amounts. The standby letters of credit generally renew annually.
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
Lawsuits Relating to the Pending Acquisition of Broadcom
Since the announcement of the Broadcom Transaction, 11 putative class action complaints have been filed by and purportedly on behalf of alleged Broadcom shareholders. Two putative class action complaints were filed in the United States District Court for the Central District of California, captioned: Wytas, et al. v. McGregor, et al., Case No. 8:15-cv-00979, filed on June 18, 2015; and Yassian, et al. v. McGregor, et al., Case No. 8:15-cv-01303, filed on August 15, 2015, or the Federal Actions. On September 2, 2015, plaintiffs in the Wytas, et al. v. McGregor, et al. matter filed an amended complaint adding claims under the U.S. federal securities laws. One putative class action complaint was filed in the Superior Court of the State of California, County of Santa Clara, captioned Jew v. Broadcom Corp., et al., Case No. 1-15-CV-281353, filed June 2, 2015. Eight putative class action complaints were filed in the Superior Court of the State of California, County of Orange, captioned: Xu v. Broadcom Corp., et al., Case No. 30-2015-00790689-CU-SL-CXC, filed June 1, 2015; Freed v. Broadcom Corp., et al., Case No. 30-2015-00790699-CU-SL-CXC, filed June 1, 2015; N.J. Building Laborers Statewide Pension Fund v. Samueli, et al., Case No. 30-2015-00791484-CU-SL-CXC, filed June 4, 2015; Yiu v. Broadcom Corp., et al., Case No. 30-2015-00791490-CU-SL-CXC, filed June 4, 2015; Yiu, et al. v. Broadcom Corp., et al., Case No. 30-2015-00791762-CU-BT-CXC, filed June 5, 2015; Yassian, et al. v. McGregor, et al., Case No. 30-2015-00793360-CU-SL-CXC, filed June 15, 2015; Seafarers’ Pension Plan v. Samueli, et al., Case No. 30-2015-00794492-CU-SL-CXC, filed June 19, 2015; and Engel v. Broadcom Corp., et al., Case No. 30-2015-00797343-CU-SL-CXC, filed on July 2, 2015, together with Jew v. Broadcom Corp., et al., the State Actions. The Federal Actions and State Actions name as defendants, among other parties, Broadcom, members of Broadcom’s board of directors and Avago, and allege, among other things, that the board of directors of Broadcom breached their fiduciary duties by approving the Broadcom Agreement and that Avago aided and abetted the Broadcom directors in the alleged breaches of their fiduciary duties. The plaintiffs seek, among other things, injunctive relief to prevent the Broadcom Transaction from closing. Additionally, the Federal Actions allege violations of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9.
On August 14, 2015, the Superior Court of the State of California, County of Orange, issued an order coordinating and consolidating the State Actions, captioned Broadcom Shareholder Cases, JCCP 4834. On September 4, 2015, Broadcom, members of Broadcom’s board of directors and Avago filed a motion to stay the State Actions. On September 18, 2015, the United States District Court for the Central District of California consolidated the Federal Actions under the caption In re Broadcom Corporation Stockholder Litigation, Case No. 8:15-cv-00979-JVS-PJW. On September 25, 2015, the Superior Court of the State of California, County of Orange, stayed the State Actions pending the outcome of the Federal Actions. On October 28, 2015, Broadcom supplemented its disclosures, and filed additional proxy materials with the SEC. On November 10, 2015, Broadcom shareholders voted to approve the Broadcom Transaction.
On November 16, 2015, the United States District Court for the Central District of California appointed lead plaintiffs and lead counsel in the Federal Actions.
Lawsuits Relating to the Acquisition of Emulex
On March 3, 2015, two putative shareholder class action complaints were filed in the Court of Chancery of the State of Delaware against Emulex Corporation, or Emulex, its directors, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., or

AT Wireless, and Emerald Merger Sub, Inc., or Merger Sub, captioned as follows: James Tullman v. Emulex Corporation, et al., Case No. 10743-VCL (Del. Ch.); and Moshe Silver ACF/Yehudit Silver U/NY/UTMA v. Emulex Corporation, et al., Case No. 10744-VCL (Del. Ch.). On March 11, 2015, a third complaint was filed in the Delaware Court of Chancery, captioned Hoai Vu v. Emulex Corporation, et al., Case No. 10776-VCL (Del. Ch.). The complaints alleged, among other things, that Emulex’s directors breached their fiduciary duties by approving the Agreement and Plan of Merger, dated February 25, 2015, by and among AT Wireless, Merger Sub and Emulex, or the Merger Agreement, and that AT Wireless and Merger Sub aided and abetted these alleged breaches of fiduciary duty. The plaintiffs sought, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as monetary damages, and attorneys’ and experts’ fees. The Delaware Court of Chancery entered an order consolidating the three Delaware actions under the caption In re Emulex Corporation Stockholder Litigation, Consolidated C.A. No. 10743-VCL. On May 5, 2015, we completed our acquisition of Emulex. On June 5, 2015, the Court of Chancery dismissed the consolidated action without prejudice.
On April 8, 2015, a putative class action complaint was filed in the United States District Court for the Central District of California, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex, its directors, AT Wireless and Merger Sub, and asserts claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleges, among other things, that the board of directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The plaintiffs sought to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs. On July 28, 2015, the court issued an order appointing the lead plaintiff and approving lead counsel for the putative class. On September 9, 2015, the plaintiff filed a first amended complaint seeking rescission of the merger, unspecified money damages, other equitable relief and attorneys’ fees and costs. On October 13, 2015, defendants moved to dismiss the first amended complaint.
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
Also in June and July 2014, five similar lawsuits were filed in the Delaware Court of Chancery. On July 21, 2014, the court consolidated these Delaware actions under the caption In re PLX Technology, Inc. Stockholders Litigation, Consol. C.A. No. 9880-VCL (Del. Ch.), appointed lead plaintiffs and lead counsel, and designated an operative complaint for the consolidated action. On July 31, 2014, counsel for lead plaintiffs in Delaware informed the court that they would not seek a preliminary injunction, but intended to seek damages and pursue monetary remedies through post-closing litigation. Our acquisition of PLX closed on August 12, 2014.
On October 31, 2014, lead plaintiffs filed a consolidated amended complaint. This complaint alleges, among other things, that PLX’s directors breached their fiduciary duties to PLX’s stockholders by seeking to sell PLX for an inadequate price, pursuant to an unfair process, and by agreeing to preclusive deal protections in the merger agreement. Plaintiffs also allege that Potomac Capital Partners II, L.P., Deutsche Bank Securities, AT Wireless, and Pluto Merger Sub, Inc., the acquisition subsidiary, aided and abetted the alleged fiduciary breaches. Plaintiffs also allege that PLX’s Solicitation/Recommendation statement on Schedule 14D-9, as filed with the SEC, contained false and misleading statements and/or omitted material information necessary to inform the shareholder vote. The plaintiffs seek, among other things, monetary damages and attorneys’ fees and costs. On September 3, 2015, the court granted motions to dismiss filed by AT Wireless, the acquisition subsidiary and two PLX directors, and denied motions to dismiss filed by several other PLX directors, Potomac Capital Partners II, L.P. and Deutsche Bank Securities.
The Delaware class litigation is on-going.
Lawsuits Relating to the Acquisition of LSI
Fifteen purported class action complaints have been filed by alleged former stockholders of LSI against us. Eight of those lawsuits were filed in the Delaware Court of Chancery, and the other seven lawsuits were filed in the Superior Court of the State of California, County of Santa Clara on behalf of the same putative class as the Delaware actions, or the California Actions. On January 17, 2014, the Delaware Court of Chancery entered an order consolidating the Delaware actions into a single action, or the Delaware Action. These actions generally alleged that we aided and abetted breaches of fiduciary duty by the members of LSI's board of directors in connection with the merger by purporting that the merger was not in the best interest of LSI, the merger consideration was unfair and certain other terms of the merger agreement were unfair. Among other remedies, the lawsuits sought to rescind the merger or obtain unspecified money damages, costs and attorneys' fees.

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
During the periods presented, no material amounts have been accrued or disclosed in the accompanying consolidated financial statements with respect to loss contingencies associated with any legal proceedings, as potential losses for such matters are not considered probable and ranges of losses are not reasonably estimable. These matters are subject to many uncertainties and the ultimate outcomes are not predictable. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on our results of operations, financial position or cash flows.
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

13.	Restructuring and Impairment Charges
Restructuring charges
During fiscal years 2014 and 2015, we initiated a series of restructuring activities intended to realign our operations to improve overall efficiency and effectiveness. The following is a summary of significant restructuring expense recognized in continuing operations, primarily operating expenses, for the periods specified below:

•
In May 2015, we initiated certain restructuring activities in connection with the acquisition of Emulex. During fiscal year 2015, we recognized $34 million and $11 million of employee termination costs and lease and other exit costs, respectively.

•
In April 2014, we began the implementation of planned cost reduction and restructuring activities in connection with the acquisition of LSI. We recognized $26 million and $120 million of employee termination costs related to this plan in fiscal years 2015 and 2014, respectively. In addition, we recognized lease and other exit costs of $6 million and $17 million in fiscal years 2015 and 2014, respectively.

•
In January 2014, we closed a fabrication facility in Italy as a result of the integration of CyOptics. During fiscal year 2014, we recognized $13 million and $3 million of employee termination costs and lease exit costs, respectively, related to this plan.

Asset Impairment Charges
During fiscal year 2015, we realigned certain product groups within our wired infrastructure segment and on August 24, 2015, agreed to sell certain fiber optics subsystem assets to a third party. As a result, during fiscal year 2015 we recognized a $61 million loss to write these assets down to fair value less costs to sell.
The following table summarizes the significant activities within, and components of, restructuring liabilities related to continuing and discontinued operations during fiscal years 2015, 2014 and 2013 (in millions):

	Employee Termination Costs	Leases and Other Exit Costs	Total
Balance as of October 28, 2012	$1	$—	$1
Restructuring charges	3	—	3
Utilization	(4)	—	(4)
Balance as of November 3, 2013	—	—	—
Liabilities assumed in LSI acquisition	5	4	9
Restructuring charges(a)	150	22	172
Utilization	(121)	(20)	(141)
Balance as of November 2, 2014	34	6	40
Restructuring charges(a)	65	30	95
Utilization	(86)	(23)	(109)
Balance as of November 1, 2015(b)	$13	$13	$26
_________________________________
(a) Includes $12 million and $10 million of restructuring expense related to discontinued operations recognized during fiscal years 2015 and 2014, respectively, which are included in loss from discontinued operations in the consolidated statements of operations.
(b) The majority of the balance remaining for employee termination costs is expected to be paid by the first quarter of fiscal year 2016. The balance remaining for leases and other exit costs is expected to be paid during the remaining terms of the leases, which extend through fiscal year 2019.

14.	Discontinued Operations
Following our acquisition of Emulex, we sold Endace for an immaterial amount in October 2015. Following our acquisition of LSI, we sold the Flash Business to Seagate for $450 million in September 2014. We also sold the Axxia Business to Intel for $650 million in November 2014. As part of these transactions, we provided transitional services to Seagate and Intel to provide short-term assistance for the buyers in assuming the operations of the purchased businesses. We do not have any material continuing involvement with these discontinued operations.
We have presented the results of discontinued operations, including a (loss) gain on disposal, in loss from discontinued operations, net of income taxes in our consolidated statements of operations for fiscal years 2015 and 2014. The following table summarizes the selected financial information of discontinued operations (in millions):

	Fiscal Year
	2015	2014
Net revenue	$65	$161

Income (loss) from discontinued operations before (loss) gain on disposal and income taxes	$1	$(86)
(Loss) gain on disposal of discontinued operations	(14)	18
Provision for (benefit from) income taxes	14	(22)
Loss from discontinued operations, net of income taxes	$(27)	$(46)

(Loss) gain on disposal of discontinued operations includes a $28 million loss on the sale of Endace and a $14 million gain on the sale of the Axxia Business during fiscal year 2015 and an $18 million gain on the sale of the Flash Business during fiscal year 2014.

15.	Subsequent Event
Cash Dividends Declared
On December 7, 2015, the Board declared an interim cash dividend of $0.44 per ordinary share payable on December 30, 2015 to shareholders of record on December 18, 2015.

Supplementary Financial Data — Quarterly Data (Unaudited)

	Fiscal Quarter Ended
	November 1, 2015	August 2, 2015	May 3, 2015	February 1, 2015	November 2, 2014	August 3, 2014	May 4, 2014	February 2, 2014
	(In millions, except per share data)
Net revenue	$1,840	$1,735	$1,614	$1,635	$1,590	$1,269	$701	$709
Cost of products sold:
Cost of products sold	712	720	654	694	688	760	326	347
Amortization of intangible assets	129	129	113	113	108	105	18	18
Restructuring charges	2	2	1	2	6	11	—	5
Total cost of products sold	843	851	768	809	802	876	344	370
Gross margin	997	884	846	826	788	393	357	339
Research and development	287	276	251	235	234	240	114	107
Selling, general and administrative	118	143	108	117	129	137	67	74
Amortization of intangible assets	63	68	59	59	91	91	8	7
Restructuring and asset impairment charges	15	98	10	14	33	87	8	12
Total operating expenses	483	585	428	425	487	555	197	200
Operating income (loss)	514	299	418	401	301	(162)	160	139
Interest expense	(41)	(43)	(53)	(54)	(54)	(55)	(1)	—
Other income (expense), net	12	11	(1)	4	16	(2)	—	—
Income (loss) from continuing operations before income taxes	485	267	364	351	263	(219)	159	139
Provision for (benefit from) income taxes	15	23	25	13	126	(99)	1	5
Income (loss) from continuing operations	$470	$244	$339	$338	$137	$(120)	$158	$134
Income (loss) from discontinued operations, net of income taxes (1)	(41)	(4)	5	13	(2)	(44)	—	—
Net income (loss)	$429	$240	$344	$351	$135	$(164)	$158	$134

Basic income (loss) per share:
Income (loss) per share from continuing operations	$1.70	$0.92	$1.31	$1.33	$0.54	$(0.48)	$0.63	$0.54
Income (loss) per share from discontinued operations, net of income taxes	$(0.15)	$(0.01)	$0.02	$0.05	$(0.01)	$(0.17)	$—	$—
Net income (loss) per share	$1.55	$0.91	$1.33	$1.38	$0.53	$(0.65)	$0.63	$0.54

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$1.64	$0.85	$1.19	$1.22	$0.50	$(0.48)	$0.61	$0.53
Income (loss) per share from discontinued operations, net of income taxes	$(0.15)	$(0.01)	$0.02	$0.04	$—	$(0.17)	$—	$—
Net income (loss) per share	$1.49	$0.84	$1.21	$1.26	$0.50	$(0.65)	$0.61	$0.53

Shares used in per share calculations:
Basic	276	265	258	255	254	252	251	249
Diluted	287	287	284	278	272	252	258	255

Cash dividends declared and paid per share	$0.42	$0.40	$0.38	$0.35	$0.32	$0.29	$0.27	$0.25
_______________________________________

(1) The fiscal quarter ended November 1, 2015 includes a $28 million loss on the disposal of our Endace Business. The fiscal quarter ended February 1, 2015 includes a $14 million gain on the disposal of our Axxia Business. The fiscal quarter ended November 2, 2014 includes an $18 million gain on disposal of our Flash Business.

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions to Allowances	Charges Utilized/ Write-offs	Balance at End of Period
	(In millions)
Accounts receivable allowances:
Distributor credit allowance(1)
Fiscal year ended November 1, 2015	$58	$339	$(331)	$66
Fiscal year ended November 2, 2014	$38	$257	$(237)	$58
Fiscal year ended November 3, 2013	$32	$221	$(215)	$38

Other accounts receivable allowances (2)
Fiscal year ended November 1, 2015	$7	$20	$(18)	$9
Fiscal year ended November 2, 2014	$4	$21	$(18)	$7
Fiscal year ended November 3, 2013	$5	$18	$(19)	$4

Income tax valuation allowance (3)
Fiscal year ended November 1, 2015	$120	$28	$(1)	$147
Fiscal year ended November 2, 2014	$17	$103	$—	$120
Fiscal year ended November 3, 2013	$10	$7	$—	$17
_______________________________________

(1)	Distributor credit allowance relates to limited stock returns and price adjustments.

(2)	Other accounts receivable allowances include allowance for doubtful accounts and sales returns.

(3)
The change in the fiscal year 2015 valuation allowance includes $28 million as a result of an increase in state deferred tax assets not expected to be realized. The change in the fiscal year 2014 valuation allowance includes $94 million as a result of the LSI acquisition that does not impact net income. The change in fiscal year 2013 valuation allowance includes $6 million that does not impact net income.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Avago’s disclosure controls and procedures as of November 1, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 1, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of November 1, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of November 1, 2015, our internal control over financial reporting is effective based on those criteria.
Our evaluation of the effectiveness of our internal control over financial reporting as of November 1, 2015 did not include the internal controls of Emulex. We excluded Emulex from our assessment of internal control over financial reporting as of November 1, 2015 because it was acquired in a business combination in May 2015. Emulex is a wholly-owned subsidiary of the Company whose total assets represent 2% and total revenues represent 3% of the related consolidated financial statement amounts as of and for the year ended November 1, 2015.
The effectiveness of the Company’s internal control over financial reporting, as of November 1, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 1, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our directors, executive officers and compliance with Section 16(a) of the Exchange Act, set forth in the sections entitled “Proposal 1 — Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our definitive Proxy Statement for our 2016 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2015 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.
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
The information regarding executive compensation required by this Item 11 set forth in the sections entitled “Director Compensation”, “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement for our 2016 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2015 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section. However, the Compensation Committee Report included in such definitive Proxy Statement shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management and related shareholder matters required by this Item 12 set forth in the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2016 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2015 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships, related transactions and director independence required by this Item 13 set forth in the sections entitled “Corporate Governance” and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for our 2016 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of our 2015 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services required by this Item 14 set forth in the proposal relating to the re-appointment of our independent registered public accounting firm in our definitive Proxy Statement for our 2016 Annual General Meeting of Shareholders to be filed with the Commission within 120 days of the end of our 2015 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:
1. Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Balance Sheets as of November 1, 2015 and November 2, 2014

—	Consolidated Statements of Operations for the years ended November 1, 2015, November 2, 2014, and November 3, 2013

—	Consolidated Statements of Comprehensive Income for the years ended November 1, 2015, November 2, 2014, and November 3, 2013

—	Consolidated Statements of Cash Flows for the years ended November 1, 2015, November 2, 2014, and November 3, 2013

—	Consolidated Statements of Shareholders’ Equity for the years ended November 1, 2015, November 2, 2014, and November 3, 2013

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

Date: December 17, 2015
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

Signature	Title	Date

/s/ Hock E. Tan	President and Chief Executive Officer and Director (Principal Executive Officer)	December 17, 2015
Hock E. Tan

/s/ Anthony E. Maslowski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 17, 2015
Anthony E. Maslowski

/s/ James Diller Sr.	Chairman of the Board of Directors	December 17, 2015
James Diller Sr.

/s/ Lewis C. Eggebrecht	Director	December 17, 2015
Lewis C. Eggebrecht

/s/ Bruno Guilmart	Director	December 17, 2015
Bruno Guilmart

/s/ Kenneth Y. Hao	Director	December 17, 2015
Kenneth Y. Hao

/s/ Justine Lien	Director	December 17, 2015
Justine Lien

/s/ Donald Macleod	Director	December 17, 2015
Donald Macleod

/s/ Peter J. Marks	Director	December 17, 2015
Peter J. Marks

EXHIBIT INDEX

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date

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
2.3#
Agreement and Plan of Merger, dated May 28, 2015, by and among Pavonia Limited, Avago Technologies Limited, Safari Cayman L.P., Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, Buffalo CS Merger Sub, Inc., Buffalo UT Merger Sub, Inc. and Broadcom Corporation.
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 29, 2015
2.4	Amendment No. 1 to Agreement and Plan of Merger, dated July 29, 2015, by and between Avago Technologies Limited and Broadcom Corporation.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	July 31, 2015
3.1	Memorandum and Articles of Association.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	August 14, 2009
4.1	Form of Specimen Share Certificate for Registrant’s Ordinary Shares.	Amendment No. 3 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 14, 2009
4.2	Indenture, dated as of May 6, 2014, between Avago Technologies Limited and U.S. Bank National Association as Trustee, related to 2% Convertible Senior Notes due 2021.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 6, 2014
4.3	Registration Rights Agreement, dated as of May 6, 2014, among Avago Technologies Limited, SLP Argo I Ltd. and SLP Argo II Ltd.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 6, 2014
10.1
Sublease Agreement, dated June 5, 2009, between Agilent Technologies Singapore Pte. Ltd. and Avago Technologies Manufacturing (Singapore) Pte. Ltd., relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Limited Registration Annual Report on Form 10-K (Commission File No. 001-33428)	December 15, 2010
10.2
Amendments of Sublease Agreement between Agilent Technologies Singapore Pte. Ltd. and Avago Technologies Manufacturing (Singapore) Pte. Ltd., relating to Avago's facility at 1 Yishun Avenue 7 Singapore 768923.
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
		Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008
10.11	Lease Agreement dated as of April 29, 2005 by and between TriQuint Optoelectronics, Inc. and CyOptics, Inc. and related amendments and renewals.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	September 13, 2013
10.12
Lease Agreement dated as of June 29, 2000 ("Lease") by and between Inmobiliaria Ayusa, S. de R.L. de C.V. ("Landlord") and Lucent Technologies Microelectronica de Mexico, S.A. de C.V., together with consent of Landlord to assign the Lease to a subsidiary of CyOptics, Inc. and related amendments to the Lease.

		Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	September 13, 2013
10.13	Ft. Collins Supply Agreement, dated October 28, 2005 between Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and Palau Acquisition Corporation.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	June 16, 2009
10.14	Collective Agreement, dated April 29, 2013, between Avago Manufacturing (Singapore) Pte Ltd (and its Singapore affiliates) and United Workers of Electronic & Electrical Industries.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-33428)	September 5, 2013
10.15
Credit Agreement, dated as of May 6, 2014, by and among Avago Technologies Finance Pte. Ltd., Avago Technologies Cayman Ltd. Avago Technologies Holdings Luxembourg S.à.r.l., the lenders named therein, and Deutsche Bank AG New York Branch, as administrative agent.
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 6, 2014
10.16
Collective Employment Contract for an Indefinite Duration dated as of February 16, 2010 by and between CyOptics of Mexico, S. de R.L. de C.V. and Union of Day Laborers and Industrial Workers and the Maquiladora Industry. (English translation of Spanish original).

		Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-33428)	September 13, 2013
10.17+	2009 Equity Incentive Award Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009
10.18+	Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries (Amended and Restated Effective as of February 25, 2008).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.19+	Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries (Amended and Restated Effective as of February 25, 2008).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.20+	Amendment to the Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and its Subsidiaries, dated July 27, 2009	Avago Technologies Limited Annual Report on Form 10-K (Commission File No. 001-34428)	December 16, 2011
10.21+	Amendment to the Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and its Subsidiaries, dated March 9, 2011	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 9, 2011
10.22+	Form of Nonqualified Share Option Agreement Under the Amended and Restated Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries for U.S. employees.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008
10.23+	Form of Nonqualified Share Option Agreement Under the Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries for employees in Singapore.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	October 1, 2008
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
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	September 29, 2006
10.26+	Form of indemnification agreement between Avago and its directors (prior to June 2013).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.27+	Form of indemnification agreement between Avago and its directors (effective June 2013).	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	September 13, 2013
10.28+	Form of indemnification agreement between Avago and each of its officers.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.29+	Deferred Compensation Plan.	Amendment No. 2 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 2, 2009
10.30+	Form of Option Agreement Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009
10.31+	Form of Restricted Share Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 7, 2013
10.32+	Employee Share Purchase Plan (amended and restated effective as of June 2, 2010).	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 3, 2010
10.33+	LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-195741)	May 6, 2014

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.34+	Form of Option Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-196438)	June 2, 2014
10.35+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-196438)	June 2, 2014
10.36+	Offer Letter Agreement, dated December 5, 2008, between Avago Technologies Limited and B.C. Ooi.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	March 5, 2009
10.37+	Severance Benefits Agreement, dated January 30, 2014, between Avago Technologies Limited and Bryan Ingram.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014
10.38+	Severance Benefits Agreement, dated January 24, 2014, between Avago Technologies Limited and Patricia H. McCall.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014
10.39+	Severance Benefits Agreement, dated January 23, 2014, between Avago Technologies Limited and Hock E. Tan.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014
10.40+	Severance Benefits Agreement, dated January 24, 2014, between Avago Technologies Limited and Anthony E. Maslowski.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014
10.41+	Severance Benefits Agreement, dated February 15, 2014, between Avago Technologies Limited and Boon Chye Ooi.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	March 13, 2014
10.42+	Continuing Employment Offer Letter, dated June 3, 2015, between Avago Technologies Limited and Charlie Kawwas.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428).	June 10, 2015
10.43+	Severance Benefits Agreement, dated June 3, 2015, between Avago Technologies Limited and Charlie Kawwas.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428).	June 10, 2015
10.44+	Policy on Acceleration of Executive Staff Equity Awards in the Event of Death or Permanent Disability	Avago Technologies Limited Current Report on Form 10-Q (Commission File No. 001-34428)	September 10, 2015
10.45+	Form of Annual Bonus Plan for Executive Employees.			X
10.46+*	Offer of Continuing Employment, dated October 16, 2015, between Avago Technologies Limited and Bryan Ingram			X
21.1	List of Subsidiaries.			X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.			X
24.1	Power of Attorney (see signature page to this Form 10-K).			X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
99.1	Support Agreement, dated as of May 28, 2015, by and among Pavonia Limited, Avago Technologies Limited and Dr. Henry T. Nicholas III (together with certain of his affiliated entities).	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 29, 2015
99.2	Support Agreement, dated as of May 28, 2015, by and among Pavonia Limited, Avago Technologies Limited and Dr. Henry Samueli (together with certain of his affiliated entities).	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 29, 2015
101.INS	XBRL Instance Document			X
101.SCH	XBRL Schema Document			X
101.CAL	XBRL Calculation Linkbase Document			X
101.DEF	XBRL Definition Linkbase Document			X
101.LAB	XBRL Labels Linkbase Document			X
101.PRE	XBRL Presentation Linkbase Document			X

Notes:

+	Indicates a management contract or compensatory plan or arrangement.
#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Avago Technologies hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
*	Certain information omitted pursuant to a request for confidential treatment filed with the SEC.